Form 10-Q
period 1996-06-30
DIMECO INC
filed 1996-08-12
CIK 898037

                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C.  20549

                           FORM 10-QSB

  [X] QUARTERLY REPORT UNDER SECTION 13 OF 15(d) OF THE SECURITIES
                      EXCHANGE ACT OF 1934

           For the quarterly period ended June 30, 1996

                                OR

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

      For the transition period from __________ to __________


                 Commission file Number 33-58936
               ------------------------------------
                            DIMECO, INC.
      (Exact name of registrant as specified in its charter)

           PENNSYLVANIA                          23-2250152
    (State or other jurisdiction of           (I.R.S. Employer
    incorporation or organization)            Identification No.)

                         820 Church Street
                        Honesdale, PA 18431
              (Address of principal executive offices)

                           (717) 253-1970
                     (Issuer's Telephone Number)

                            Not Applicable
         (Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Sections 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                           Yes [X]   No [ ]

As of August 2, 1996, there were 720,159 shares outstanding of the issuer's common stock with an aggregate market value of approximately $15,843,498.

                                Dimeco, Inc.
                                   INDEX
                                                                     Page

PART I - FINANCIAL INFORMATION

    Item 1. Financial Statements

       Consolidated Balance Sheet (unaudited) as of June 30,
         1996 and December 31, 1995                                   3

       Consolidated Statement of Income (unaudited) for the
         three months and the six months ended
         June 30, 1996 and 1995                                       4

       Consolidated Statement of Cash Flows (unaudited) for
         the six months ended June 30, 1996 and 1995                  5

       Consolidated Statement of change in Stockholders' Equity
         (unaudited) for the six months ended June 30, 1996           6

       Notes to Consolidated Financial Statements (unaudited)         7

    Item 2. Management's Discussion and Analysis of Financial
            Condition and Results of Operations                  8 - 12

PART II - OTHER INFORMATION

    Item 1. Legal Proceedings                                        13

    Item 2. Changes in Securities                                    13

    Item 3. Default Upon Senior Securities                           13

    Item 4. Submissions of Matters to a Vote of Security Holders     13

    Item 5. Other Information                                        13

    Item 6. Exhibits and Reports on Form 8-K                         13

SIGNATURES                                                           14

Dimeco, Inc.
CONSOLIDATED BALANCE SHEET (Unaudited)

                                                           June 30,               December 31,
                                                             1996                     1995
                                                         ------------             ------------
ASSETS
Cash and due from banks                                  $  1,283,094             $  1,231,674
Interest-bearing deposits in other banks                    2,832,717                1,970,017
Federal Funds Sold                                          3,830,000                5,920,000
                                                         ------------             ------------
         Total cash and cash equivalents                    7,945,811                9,121,691
                                                         ------------             ------------

Mortgage loans held for sale                                  798,043                  464,588
Investment securities held to maturity
   (market value $14,511,446 and $9,357,895)               14,467,780               11,453,419
Investment securities available for sale                    8,999,717                9,267,390
Loans (net of unearned income of $2,096,860
  and $2,150,429)                                          94,967,804               89,656,264
Less allowance for possible loan losses                     1,341,627                1,247,629
                                                         ------------             ------------
         Net loans                                         93,626,177               88,408,635
                                                         ------------             ------------

Premises and equipment, net                                 2,889,561                2,960,622
Other real estate                                             453,895                  389,422
Accrued interest receivable                                 1,006,410                  943,319
Other assets                                                1,856,177                1,799,179
                                                         ------------             ------------

         TOTAL ASSETS                                    $132,043,571             $124,808,265
                                                         ============             ============

LIABILITIES
Deposits:
         Noninterest-bearing                             $ 13,724,713             $ 12,352,292
         Interest-bearing                                 104,848,745               97,525,940
                                                         ------------             ------------
         Total Deposits                                   118,573,458              109,878,232
                                                         ------------             ------------

Securities sold under agreements to repurchase                      -                2,050,000
Accrued interest payable                                      561,412                  568,413
Other liabilities                                             465,753                  568,578
                                                         ------------             ------------

         TOTAL LIABILITIES                                119,600,623              113,065,223
                                                         ------------             ------------

STOCKHOLDERS' EQUITY
Common stock, $.50 par value; 3,000,000 shares
   authorized, 718,338 and 708,449 shares issued
   and outstanding                                            359,168                  354,225
Capital surplus                                             2,480,550                2,303,241
Retained earnings                                           9,650,016                9,076,350
Net unrealized gain (loss) on securities available
   for sale                                                   (46,786)                   9,226
                                                         ------------             ------------

         TOTAL STOCKHOLDERS' EQUITY                        12,442,948               11,743,042
                                                         ------------             ------------
         TOTAL LIABILITIES AND
            STOCKHOLDERS' EQUITY                         $132,043,571             $124,808,265
                                                         ============             ============

See accompanying notes to the consolidated financial statements.

Dimeco, Inc.
CONSOLIDATED STATEMENT OF INCOME (Unaudited)
[CAPTION]

                                                          Three Months                          Six Months
                                                         Ended June 30,                       Ended June 30,
                                               --------------------------------      -----------------------------
                                                    1996                1995              1996             1995
                                               ------------        ------------      ------------     ------------
INTEREST INCOME
Interest and fees on loans                     $  2,139,306        $  1,916,109      $  4,262,825     $  3,778,945
Interest-bearing deposits in other banks              8,319               3,470            12,334            5,250
Federal funds sold and securities
  purchased under agreement to resell               130,983              34,892           251,778           35,683
Investment securities:
  Taxable                                           217,792             256,686           379,009          528,966
  Exempt from federal income tax                     81,056              81,408           161,651          168,857
                                               ------------       -------------      ------------     ------------
           Total interest income                  2,577,456           2,292,565         5,067,597        4,517,701
                                               ------------       -------------      ------------     ------------

INTEREST EXPENSE
Deposits                                          1,079,583             986,752         2,147,235        1,908,989
Borrowed funds                                            -                  73                 -           14,811
Securities sold under agreements
    to repurchase                                    28,993               2,222            58,636           21,523
                                               ------------       -------------      ------------     ------------
    Total interest expense                        1,108,576             989,047         2,205,871        1,945,323
                                               ------------       -------------      ------------     ------------

NET INTEREST INCOME                               1,468,880           1,303,518         2,861,726        2,572,378

Provision for loan losses                           136,500             117,750           273,000          170,250
                                               ------------       -------------      ------------     ------------
NET INTEREST INCOME AFTER PROVISION
  FOR LOAN LOSSES                                 1,332,380           1,185,768         2,588,726        2,402,128
                                               ------------       -------------      ------------     ------------
OTHER INCOME
Service charges on deposit accounts                  57,374              44,160           106,704           85,864
Gain (loss) on loans available for sale             (35,746)             13,512           (36,084)          36,885
Other operating income                               91,996              92,576           197,717          184,112
Gain on sale of securities                           59,257                   -            59,257                -
                                               ------------       -------------      ------------     ------------
  Total other income                                172,881             150,248           327,594          306,861
                                               ------------       -------------      ------------     ------------
OTHER EXPENSES
Salaries and employee benefits                      477,167             410,598           957,182          818,046
Occupancy expense, net                               63,975              50,099           140,485          101,831
Furniture and equipment expense                      68,690              57,369           128,183          102,547
Deposit insurance premiums                              500              57,615             1,000          114,597
Other operating expense                             296,456             242,698           585,930          505,714
                                               ------------       -------------      ------------     ------------
           Total other expenses                     906,788             818,379         1,812,780        1,642,735
                                               ------------       -------------      ------------     ------------
Income before income taxes                          598,473             517,637         1,103,540        1,066,254

Income tax expense                                  179,000             154,000           329,000          326,000
                                              -------------       -------------      ------------     ------------
NET INCOME                                    $     419,473       $     363,637      $    774,540     $    740,254
                                              =============       =============      ============     ============
NET EARNINGS PER SHARE                        $        0.58       $        0.52      $       1.08     $       1.07
                                              =============       =============      ============     ============

See accompanying notes to consolidated financial statements.

Dimeco, Inc.
STATEMENT OF CASH FLOWS (Unaudited)

                                                                                      Six Months
                                                                                    Ended June 30,
                                                                            1996                  1995
                                                                       -------------         -------------
OPERATING ACTIVITIES
Net income                                                             $     774,540         $     740,254
Adjustments to reconcile net income to net cash
    provided by operating activities:
    Provision for loan losses                                                273,000               170,250
    Depreciation                                                             130,406               112,948
    Market value adjustment, loans held for sale                              31,365               (88,750)
    Amortization of investments, net                                          64,393                86,472
    Investment securities gains                                              (59,257)
    Decrease (increase) in accrued interest receivable                       (63,091)               15,714
    Increase (decrease) in accrued interest payable                           (7,001)               31,110
    Net decrease in loans available for sale                                (364,820)              917,604
    Amortization of net deferred loan origination fees                       (41,995)              (28,194)
    Other, net                                                              (150,668)             (144,620)
                                                                       -------------         -------------
         Net cash provided by  operating activities                          586,872             1,812,788
                                                                       -------------         -------------

INVESTING ACTIVITIES
Investment securites available for sale:
    Proceeds from sales of investment securities                             354,248                     -
    Proceeds from maturities or paydowns
    of investment securities                                              11,698,103             3,663,022
    Purchase of investment securities                                    (14,889,043)             (504,650)
Net increase in loans                                                     (5,586,211)           (1,404,631)
Purchase of life insurance policies                                                -              (885,000)
Purchase of premises and equipment                                           (50,142)             (174,410)
Proceeds from sale of other real estate                                       89,655                99,248
                                                                      --------------         -------------
         Net cash provided by (used for) investing activities             (8,383,390)              793,579
                                                                      --------------         -------------

FINANCING ACTIVITIES
Increase in deposits, net                                                  8,695,224             3,362,043
Decrease in short term borrowings                                         (2,050,000)           (1,400,000)
Proceeds from dividend reinvestment and stock purchase plan                  182,252               162,881
Dividends paid                                                              (206,836)             (173,721)
                                                                     ---------------         -------------
         Net cash provided by financing activities                         6,620,640             1,951,203
                                                                     ---------------         -------------
Increase (decrease) in cash and cash equivalents                          (1,175,878)            4,557,570

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                           9,121,689             2,694,187

CASH AND CASH EQUIVALENTS AT END OF PERIOD                           $     7,945,811         $   7,251,757
                                                                     ===============         =============
See accompanying notes to consolidated financial statements.

Dimeco, Inc.
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (Unaudited)


                                                                                                  Net unreal-            Total
                                       Common                                   Retained         ized loss on         Stockholders'
                                        Stock               Surplus             Earnings          Securities             Equity
                                    -------------      ---------------      ---------------      -------------      ---------------
Balance, December 31, 1995          $     354,225      $     2,303,241      $     9,076,350      $       9,226      $    11,743,042

Net income                                                                          774,540                                 774,540
Net unrealized loss on securities                                                                      (56,012)             (56,012)
Dividend reinvestment and stock
   purchase plan                            4,943              177,309                                                      182,252
Cash dividends ($.28 per share)                                                    (200,874)                               (200,874)
                                    -------------      ---------------      ---------------      -------------      ---------------
Balance, June 30, 1996              $     359,168      $     2,480,550      $     9,650,016      $     (46,786)     $    12,442,948
                                    =============      ===============      ===============      =============      ===============

See accompanying notes to the consolidated financial statements.

Dimeco, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)


BASIS OF PRESENTATION

    The consolidated financial statements include the accounts of Dimeco, Inc. (the "Company") and its wholly-owned subsidiary The Dime Bank (the "Bank"). All significant intercompany balances and transactions have been eliminated in the consolidation.

    The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and, therefore, do not necessarily include all information that would be included in audited financial statements. The information furnished reflects all adjustments which are, in the opinion of management, necessary for a fair statement of the results of operations. All such adjustments are of a normal recurring nature. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year.

    Certain comparative amounts for 1995 have been reclassified to conform to 1996 classifications.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                           FINANCIAL CONDITION

    Total assets at June 30, 1996 increased $7,235,000 or 5.8% over the $124,808,000 reported at December 31, 1995. The Damascus office continued to add to our asset and deposit base accompanied by increases in each of the other offices. Cash and cash equivalents decreased $1,176,000 or 12.9% due to decreases in federal funds sold. With an adjustment in interest rates during the second quarter, the Company decided to invest in relatively short term bonds to boost interest income while maintaining opportunities to reinvest if interest rates begin to increase in the near term. Although we do not anticipate any dramatic increase in interest rates in the near future, the positioning in shorter term bonds provides a more favorable interest rate spread than federal funds sold. In light of these purchases, total investment securities increased $2,747,000 or 13.3% during the first half of 1996.

    Mortgage loans held for sale increased $333,000 or 71.8% due to increased originations of residential mortgages amounting to $1,134,000 netted against sales of $801,000 in May. The loan portfolio increased $5,312,000 or 5.9% with the largest increase being $2,110,000 in residential mortgages. This increase is the result of an improving real estate market, somewhat more aggressive interest pricing and a greater participation by the Company in local real estate and builders organizations. Commercial loans increased $1,616,000 which is a continuation of growth that began in 1995 and is attributable to continued marketing efforts and business development. Consumer loans increased $963,000 over the same time frame with a special promotion geared towards helping area residents who experienced both snow and flooding damage during the winter of 1995-96.

    Deposits increased $8,695,000 or 7.9% since December 31, 1995. The greatest increase was $4,688,000 or 32.2% in statement savings accounts. Management believes this increase is due to competitive rates offered , with business customers in particular using this type of account. Noninterest-bearing deposits also increased $1,654,000 or 13.4%, which is typical for the end of the second quarter as local businesses are more active. Securities sold under agreement to repurchase have been eliminated since December 31, 1995 with the maturity of this account in June 1996. These liabilities were used to offer competitive rates to certain larger customers without the guarantee of the FDIC and therefore without the added expense of deposit insurance premiums. Since deposit premiums have greatly decreased, the need for this type of account has been nullified at this time.

    Equity capital increased $700,000 or 6.0% during the six months ended June 30, 1996, primarily the result of net earnings for the period of $775,000. The dividend reinvestment plan contributed $182,000 during the period with the stock purchase option not available to stockholders in the second quarter of 1996. Dividends of $201,000 along with a $56,000 adjustment in the unrealized loss on securities available for sale accounted for the remaining change in Stockholders' Equity.

    Management monitors risk-based capital and leverage capital ratios in order to assess compliance with regulatory guidelines. At June 30, 1996 the bank had risk-based capital totalling 14.3%, exceeding the 8.0% minimum risk-based capital requirement. Core equity capital, which must be at least fifty percent of the total risk-based capital, was 13.0% of this requirement at June 30, 1996. Additionally, the Company must maintain a minimum leverage capital ratio of 3%, as of June 30, 1996 the Company's leverage capital ratio was 9.6%.

                            RESULTS OF OPERATION

COMPARISON OF THE SIX MONTHS ENDED JUNE 30, 1996 AND 1995.

    The Company earned $775,000 for 1996, an increase of $34,000 or 4.6% from the $740,000 reported for 1995.

    The net margin increased $289,000 or 11.2% from 1995 to 1996. This increase resulted from volume increases in average interest-earning assets of $12,605,000 from 1995 to 1996 offset by a decrease in the average
interest rate from 8.19% in 1995 to 8.09%in 1996.   The cost of funds
increased from 3.73% in 1995 to 3.82% in 1996 with the volume of deposits increasing from $104,387,000 to $115,606,000. The net interest spread decreased from 4.46% in 1995 to 4.28% in 1996.

    The provision for loan losses increased $103,000 or 60.4% in 1996 from 1995 due to the increased size of the loan portfolio and to management's continuing evaluation of credit risk in the portfolio. The level of the allowance for loan loss as a percentage of total loans remained relatively consistent during the period at 1.41% in 1996 compared to 1.43% in 1995.

    Gains (losses) on loans held for sale decreased $73,000 in 1996 from 1995. During 1996 the Company experienced losses in the held for sale loan category due to decreased market value. Losses realized on sales of loans in this category during 1996 were $5,000 with unrealized losses accounting for the remaining $31,000. During 1995 market prices had increased from the values booked in 1994.

    In the second quarter of 1996, a municipal bond which had been in nonaccrual status and had been adjusted to a lower market value was refunded realizing a gain of $52,000. In addition, a group of mortgage-backed securities which had been paid down to a value below our policy limits was sold realizing a gain of $7,000.

    Salaries and employee benefits increased $139,000 or 17.0% in 1996 as compared to 1995. Salary expense increased $72,000 or 11.8% which is due to a combination of normal salary increases of approximately 4.0%, increased staffing in the Damascus office and overtime associated with training and installation of Jack Henry Siverlake software which was installed in May 1996. The additional employees in Damascus accounted for increased employee benefit expense of $15,000 with additional benefits from other increased salary expense accounting for $8,000. Expenses associated with the salary continuation plan which began in 1995 accounted for $24,000 of the increase because the plan was implemented in the second quarter of 1995. There was no corresponding expense for the first five months of 1995. Various miscellaneous items accounted for the remaining increase, no one of which is material.

    Occupancy expense increased $38,000 or 38.0% mainly due to the establishment of the Damascus office in the third quarter of 1995.

Deposit insurance premiums decreased $114,000 due to the full recapitalization of the Bank Insurance Fund in the second quarter of 1995.

    Other operating expense increased $80,000 or 15.9% from 1995 to 1996. The main item contributing to this difference was increased advertising expenses of $20,000 associated with our entrance into a new market area and extra promotions for our 90th anniversary celebration. In addition, in 1996 the Company outsourced its' Internal Audit function accounting for $13,000 of unmatched expenses in this category in 1995. Additional MAC expenses of $11,000 were associated with the additional location in Damascus. Postage fees rose $11,000 or 28.1% due to the 10.3% increase in postage rates and the increased number of customer accounts. Computer software amortization increased $8,000 with the purchase of $135,000 in new software in 1996 and platform automation software of $69,000 purchased in 1995 on which the company is beginning to recognize additional depreciation expense.


COMPARISON OF THREE MONTHS ENDED JUNE 30, 1996 AND 1995

    The Company earned $419,000 for 1996, an increase of $56,000 over the $364,000 reported for 1995. The net interest margin increased $165,000 over the same quarter in 1995 based upon increased volume with a decrease in interest rate, as noted in six month discussion above.

    The provision for loan loss increased $19,000, based on the increased size and management's analysis of the loan portfolio.

    Market rates dropped on the loans held for sale portfolio during the second quarter of 1996 resulting in a decrease of $49,000 over the same quarter in 1995 when management took an opportunity to sell a portion of loans originated for sale at a gain of $14,000.

    Salaries and employee benefits increased $67,000 or 16.2% reflecting annual salary increases, additional expenses associated with of new employees for our Damascus office and overtime pay associated with installation and training on the new Jack Henry software system.

    Occupancy expense increased $14,000 mainly due to the increased expense of the Damascus office which was not open in the second quarter of 1995.

    Furniture and equipment expense increased $11,000 mainly due to depreciation on the new assets in the Damascus office.

    Deposit insurance premiums decreased in 1996 from 1995 as discussed above.

    Other operating expense increased $54,000 or 22.2% during 1996. Promotional and advertising expenses were $9,000 greater during this quarter of 1996 as compared to 1995 with additional advertising in the Damascus office and in celebration of our 90th anniversary. Internal audit fees were outsourced in 1996 compared to an on staff Internal Auditor in 1995 accounting for $13,000 of increased expenses in this category. A combination of MAC fees being invoiced incorrectly in the first quarter of 1996 and corrected in the second quarter and the addition of an ATM in Damascus show increased fees of $10,000 over the same quarter of 1995. All other items mentioned in the six month discussion above had a similar effect on the second quarter analysis.

                         LIQUIDITY AND CASH FLOWS

    To ensure that the Company can satisfy customer credit needs for current and future commitments and deposit withdrawal requirements, the Bank manages the liquidity position by ensuring that there are adequate short-term funding sources available for those needs. Liquid assets consists of cash and due from banks, federal funds sold, interest-bearing deposits with other banks and investment securities maturing in one year or less. The following table shows these liquidity sources, minus short-term borrowings, as of June 30, 1996 compared to December 31, 1995:

                                                                   June 30,                 December 31,
                                                                ------------               -------------
                                                                       (dollars in thousands)

    Cash and due from banks                                     $      1,283               $       1,232
    Interest-bearing deposits with other banks                         2,833                       1,970
    Federal funds sold                                                   798                         465
    Mortgage loans held for sale                                       3,830                       5,920
    Investment securities maturing in one year or less                 8,828                      14,012
                                                                ------------               -------------
                                                                      17,572                      23,599
    Less short-term borrowings                                             -                       2,050
                                                                ------------               -------------
    Net liquidity position                                      $     17,572                      21,549
                                                                ============               =============

    As a percent of total assets                                       13.3%                       17.3%
                                                                ============               =============

    Management monitors liquidity on a consistent basis and feels that liquidity levels are adequate. In addition to these liquidity sources, the Bank has available also a credit line with the Federal Home Loan Bank in the amount of $3.4 million.

    Management is not aware of any known trends, events or uncertainties that will have or is reasonably likely to have a material effect on the Company's liquidity, capital resources or operations nor is management aware of any current recommendations by regulatory authorities, which if implemented, would have such an effect.

                               RISK ELEMENTS

    The table below presents information concerning nonperforming assets including nonaccrual loans, renegotiated loans, loans 90 days or more past due, nonaccrual securities, other real estate loans and repossessed assets at June 30, 1996 and December 31, 1995. A loan is classified as nonaccrual when, in the opinion of management, there are doubts about collectibility of interest and principal. At the time the accrual of interest is discontinued, future income is recognized only when cash is received. Renegotiated loans are those loans whose terms have been renegotiated to provide a reduction or deferral of principal or interest as a result of the deterioration of the borrower.

                                                              June 30,                  December 31,
                                                           -------------               -------------
                                                                    (dollars in thousands)


    Loans on nonaccrual basis                              $       1,346               $       1,096
    Loans past due 90 days or more                                 1,453                         463
    Renegotiated loans                                               641                           -
                                                           -------------               -------------
         Total nonperforming loans                                 3,440                       1,559
    Other real estate                                                454                         389
    Repossessed assets                                                 -                           -
    Nonaccrual securities                                              -                         151
                                                           -------------               -------------
         Total nonperforming assets                        $       3,894               $       2,099
                                                           =============               =============

    Nonperforming loans as a percent of total loans                3.62%                       1.74%
                                                           =============               =============

    Nonperforming assets as a percent of total assets              2.95%                       1.70%
                                                           =============               =============


    Management believes the level of the allowance for loan losses at June 30, 1996 is sufficient. The relationship between the allowance for loan losses and outstanding loans is a function of the credit quality and known risk attributed to the loan portfolio. The on-going loan review program and credit approval process is used to determine the adequacy of the allowance for loan losses. Included in total loans are loans of $1,110,000 which management has classified as impaired under the terms of Financial Accounting Standards Board Statement No. 114, "Accounting by Creditors for Impairment of a Loan Income Recognition and Disclosure." The related allowance for loan losses on these loans amounted to $172,000. There were no impaired loans without a related allowance for loan losses.

    Management does not believe that loans classified as loss, doubtful substandard or special mention for internal or regulatory purposes (i) represent or result from trends or uncertainties which management reasonably expects will materially impact future operating results, liquidity, or capital resources, or (ii) represent material loans about which management is aware of any information which causes management to have serious doubts as to the ability of such borrowers to comply with the loan repayment terms.

PART II  -  OTHER INFORMATION

    Item 1 - Legal Proceedings

        NONE

    Item 2 - Changes in the rights of the Company's security holders


        NONE

    Item 3 - Defaults by the Company on its senior securities

        NONE

    Item 4 - Submissions of matters to a vote of security holders

        The following represents the results of matters submitted to a vote of the shareholders at the annual meeting held on April 25, 1996:

        Election of Directors:
        The following directors were elected with terms to expire April, 1999:

                                  For                   Against       Abstain
        Joseph J. Murray      485,791.3484            18,334.2831        0.
        Thomas A Peifer       485,791.3484            18,334.2831        0.


        S.R. Snodgrass, A.C. was selected as the Company's independent auditors for the year ending December 31, 1996 by the following vote:

        For:               503,785.6315
        Against:                40.0000
        Abstain:               300.0000

    Item 5 - Other information

        NONE

    Item 6 - Exhibits and Reports on Form 8-K

    NONE

                                SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused the report to be signed on its behalf by the undersigned, thereunto duly authorized.



        DIMECO, INC.



Date:  August 6, 1996             By:
                                  Joseph J. Murray
                                  President and Chief Executive Officer



Date:  August 6, 1996             By:
                                  Maureen H. Beilman
                                  Controller/Treasurer