Form 10QSB
period 1996-09-30
DIMECO INC
filed 1996-11-13
CIK 898037

                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

                                 FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OF 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

    For the quarterly period ended September 30, 1996

                                       OR

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

   For the transition period from                 to
                                  ---------------    -------------

                         Commission file Number 33-58936
                                    Dimeco, Inc.
                         -------------------------------
              (Exact name of registrant as specified in its charter)

         Pennsylvania                          23-2250152
----------------------------------------------------------------------
 (State or other jurisdiction of             (I.R.S. Employer
incorporation or organization)              Identification No.)

                              820 Church Street
                             Honesdale, PA 18431
                             -------------------
                   (Address of principal executive offices)

                                (717) 253-1970
                             --------------------
                         (Issuer's Telephone Number)

                                       N/A
                              -------------------

(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Sections
13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes  X    No
                                    -----      ------

As of November 1, 1996, there were 721,905 shares outstanding of the issuer's common stock with an aggregate market value of approximately $16,242,863.

                                 Dimeco, Inc.
                                    INDEX
                                                                      Page
                                                                      ----

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

         Consolidated Balance Sheet (unaudited)
           as of September 30, 1996 and December 31, 1995                3

         Consolidated Statement of Income (unaudited)
           for the three months and the nine months ended
           September 30, 1996 and 1995                                   4

         Consolidated Statement of Change in
           Stockholders' Equity (unaudited)
           for the nine months ended
           September 30, 1996                                            5

         Consolidated Statement of Cash Flows (unaudited)
           for the nine months ended September 30, 1996 and 1995         6

         Notes to Consolidated Financial Statements (unaudited)          7

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                           8 - 13

PART II - OTHER INFORMATION

    Item 1.  Legal Proceedings                                           14

    Item 2.  Changes in Securities                                       14

Item 3.  Default Upon Senior Securities                                  14

    Item 4.  Submissions of Matters to a Vote of Security Holders        14

    Item 5.  Other Information                                           14

    Item 6.  Exhibits and Reports on Form 8-K                            14

SIGNATURES                                                               15

                                Dimeco, Inc.
                    CONSOLIDATED BALANCE SHEET (Unaudited)

                                                           September 30,   December 31,
                                                               1996            1995
                                                           ------------   ------------
Assets
Cash and due from banks                                  $   1,526,536  $   1,231,674
Interest-bearing deposits in other banks                     3,780,380      1,970,017
Federal funds sold and securities purchased
  under agreements to resell                                 1,293,813      5,920,000
                                                           -----------    -----------
      Total cash and cash equivalents                        6,600,729      9,121,691

Mortgage loans held for sale                                   299,440        464,588
Investment securities held to maturity
  (market value $16,053,442 and $9,357,890)                 15,968,178      9,267,390
Investment securities available for sale                    11,044,527     11,453,419
Loans (net of unearned income of $1,953,466
  and $2,150,429)                                           95,589,481     89,656,264
Less allowance for loan losses                               1,246,819      1,247,629
                                                           -----------    -----------
      Net loans                                             94,342,662     88,408,635

Premises and equipment, net                                  3,012,970      2,960,622
Other real estate                                              576,019        389,422
Accrued interest receivable                                  1,016,346        943,319
Other assets                                                 1,910,921      1,799,179
                                                           -----------    -----------

      TOTAL ASSETS                                       $ 134,771,792  $ 124,808,265
                                                           ===========    ===========

Liabilities
Deposits:
  Noninterest-bearing                                    $  14,273,776  $  12,352,292
  Interest-bearing                                         106,704,878     97,525,940
                                                           -----------    -----------
      Total Deposits                                       120,978,654    109,878,232

Securities sold under agreements to repurchase                       -      2,050,000
Accrued interest payable                                       473,412        568,413
Other liabilities                                              494,113        568,578
                                                           -----------    -----------

      TOTAL LIABILITIES                                    121,946,179    113,065,223
                                                           -----------    -----------
Stockholders' Equity
Common stock, $.50 par value; 3,000,000 shares
  authorized, 720,159 and 708,449 shares issued
  and outstanding                                              360,079        354,225
Capital surplus                                              2,519,326      2,303,241
Retained earnings                                            9,996,734      9,076,350
Net unrealized gain (loss) on securities
  available for sale                                           (50,526)         9,226
                                                           -----------    -----------

      TOTAL STOCKHOLDERS' EQUITY                            12,825,613     11,743,042
                                                           -----------    -----------

      TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY         $ 134,771,792  $ 124,808,265
                                                           ===========    ===========

See accompanying notes to the consolidated financial statements.

                                Dimeco, Inc.
                   CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

                                                       Three Months                 Nine Months
                                                     Ended September 30,         Ended September 30,
                                                     ------------------          -------------------
                                                     1996          1995          1996           1995
                                                     ----          ----          ----           ----
INTEREST AND DIVIDEND INCOME
Interest and fees on loans                       $ 2,112,412    $2,032,370    $6,375,237    $5,811,315
Interest-bearing deposits in other banks               4,668         2,581        17,002         7,831
Federal funds sold and securities
  purchased under agreements to resell                64,726        89,382       316,504       125,065
Investment securities:
  Taxable                                            281,012       224,670       660,021       753,636
  Exempt from federal income tax                      82,932        92,546       244,583       261,403
                                                  ----------     ---------     ---------     ---------
      Total interest income                        2,545,750     2,441,549     7,613,347     6,959,250
                                                  ----------     ---------     ---------     ---------
INTEREST EXPENSE
Deposits                                           1,099,625     1,035,910     3,246,860     2,944,899
Borrowed funds                                             -             -             -        14,811
Securities sold under agreements
  to repurchase                                            -        32,227        58,636        53,750
                                                  ----------     ---------     ---------     ---------
      Total interest expense                       1,099,625     1,068,137     3,305,496     3,013,460
                                                  ----------     ---------     ---------     ---------
NET INTEREST INCOME                                1,446,125     1,373,412     4,307,851     3,945,790

Provision for loan losses                            138,000        69,000       411,000       239,250
                                                  ----------     ---------     ---------     ---------
NET INTEREST INCOME AFTER PROVISION
  FOR LOAN LOSSES                                  1,308,125     1,304,412     3,896,851     3,706,540
                                                  ----------     ---------     ---------     ---------
OTHER INCOME
Service charges on deposit accounts                   51,928        46,736       158,632       132,600
Gain (loss) on loans held                             28,472       (17,212)       (7,612)       19,673
Gain on sale of securities                                  -             -       59,257             -
Other operating income                               129,232       123,595       326,949       307,707
                                                  ----------     ---------     ---------     ---------
      Total other income                             209,632       153,119       537,226       459,980
                                                  ----------     ---------     ---------     ---------
OTHER EXPENSES
Salaries and employee benefits                       480,259       481,143     1,437,441     1,299,189
Occupancy expense, net                                65,687        62,545       206,172       164,376
Deposit insurance premiums                               500        (6,603)        1,500       107,994
Furniture and equipment expense                       57,108        55,276       185,291       157,823
Other operating expense                              266,665       286,484       852,595       792,198
                                                  ----------     ---------     ---------     ---------
      Total other expenses                           870,219       878,845     2,682,999     2,521,580
                                                  ----------     ---------     ---------     ---------
Income before income taxes                           647,538       578,686     1,751,078     1,644,940
Income tax expense                                   200,000       171,000       529,000       497,000
                                                  ----------     ---------     ---------     ---------
NET INCOME                                       $   447,538    $  407,686    $1,222,078    $1,147,940
                                                  ==========     =========     =========     =========
NET EARNINGS PER SHARE                           $      0.62    $     0.58    $     1.70    $     1.65
                                                  ==========     =========     =========     =========

See accompanying notes to consolidated financial statements.

                                      Dimeco, Inc.
           CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (Unaudited)

                                                                                  Net
                                                                               Unrealized
                                                                                  Gain
                                                                               (Loss) on
                                                                               Securities     Total
                                      Common                      Retained     Available   Stockholders'
                                       Stock       Surplus        Earnings      for Sale      Equity
                                     --------     ----------     ----------    ----------   ----------

Balance, December 31, 1995          $ 354,225    $ 2,303,241    $ 9,076,350     $ 9,226    $11,743,042

Net income                                                        1,222,078                  1,222,078
Net unrealized loss on securities
  available for sale                                                            (59,752)       (59,752)
Dividend reinvestment and stock
  purchase plan                         5,854        216,085                                   221,939
Cash dividends ($.42 per share)                                    (301,694)                  (301,694)
                                     --------     ----------     ----------    --------     ----------
Balance, September 30, 1996         $ 360,079    $ 2,519,326    $ 9,996,734   $ (50,526)   $12,825,613
                                     ========     ==========     ==========    ========     ==========


See accompanying notes to the consolidated financial statements.

                               Dimeco, Inc.
                    STATEMENT OF CASH FLOWS (Unaudited)

                                                                   Nine Months
                                                                Ended September 30,
                                                                1996          1995
                                                              ---------     ---------

OPERATING ACTIVITIES
Net income                                                  $ 1,222,078    $1,147,940
Adjustments to reconcile net income to net cash
  provided by operating activities:
    Provision for loan losses                                   411,000       239,250
    Depreciation                                                214,226       175,592
    Market value adjustment, loans held for sale                  4,009       (71,538)
    Amortization of investments, net                             99,781       117,191
    Investment securities gain                                  (59,257)            -
    Decrease (increase) in accrued
      interest receivable                                       (73,027)       13,491
    Increase (decrease) in accrued
      interest payable                                          (95,000)      139,374
    Net decrease (increase) in
      loans held for sale                                       161,139      (491,854)
    Amortization of net deferred loan
      origination fees                                          (66,290)      (53,762)
    Other, net                                                 (161,167)        5,303
                                                             ----------    ----------
      Net cash provided by operating activities               1,657,492     1,220,987
                                                             ----------    ----------
INVESTING ACTIVITIES
Investment securities available for sale:
  Proceeds from sales of investment securities                  354,248             -
  Proceeds from maturities or pay downs
    of investment securities                                  8,939,295     1,743,408
  Purchase of investment securities                          (8,954,027)            -
Investment securities held to maturity:
  Proceeds from maturities or pay downs
    of investment securities                                  5,280,000     4,997,684
 Purchases of investment securities                         (12,042,470)   (2,107,036)
Net increase in loans                                        (6,652,405)   (3,652,518)
Purchase of life insurance policies                                   -      (885,000)
Purchase of premises and equipment                             (231,120)     (406,373)
Proceeds from sale of other real estate                         162,806       110,208
                                                             ----------    ----------
      Net cash used for investing activities                (13,143,673)     (199,627)
                                                             ----------    ----------

FINANCING ACTIVITIES
Increase in deposits, net                                    11,100,420     7,140,189
Increase (decrease) in securities sold
  under agreements to repurchase                             (2,050,000)      650,000
Proceeds from dividend reinvestment
  and stock purchase plan                                       221,940       239,949
Dividends paid                                                 (307,139)     (272,121)
                                                             ----------    ----------
      Net cash provided by financing activities               8,965,221     7,758,017
                                                             ----------    ----------
      Increase (decrease) in cash and
        cash equivalents                                     (2,520,960)    8,779,377

CASH AND CASH EQUIVALENTS AT JANUARY 1,                       9,121,689     2,694,187
                                                             ----------    ----------

CASH AND CASH EQUIVALENTS AT SEPTEMBER 30,                  $ 6,600,729   $11,473,564
                                                             ==========    ==========

See accompanying notes to consolidated financial statements.

                                       Dimeco, Inc.
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)


  Basis of Presentation
  ---------------------

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

                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                         CONDITION AND RESULTS OF OPERATIONS

                                  Financial Condition
                                  -------------------

  Total assets at September 30, 1996 increased $9,963,000 or 8.0% over the
  $124,808,000 reported at December 31, 1995.   Cash and cash equivalents
  decreased $2,521,000 or 27.6% due to decreases in federal funds sold. With an adjustment in interest rates during the second quarter and continuing in to the third quarter, the company decided to invest in relatively short term bonds to boost interest income while maintaining opportunities to reinvest if interest rates begin to increase in the near term. Although we do not anticipate any dramatic increase in interest rates in the near future, the positioning in shorter term bonds provides a more favorable interest rate spread than federal funds sold. In light of these purchases, total investment securities increased $6,292,000 or 30.4% since December 31, 1995.

  The loan portfolio increased $5,933,000 or 6.6% since December 31, 1995. This growth was primarily experienced in three segments of the portfolio. The largest gain of $2,235,000 or 17.9% was in consumer loans. This growth is attributed to a special promotion in February to assist area residents who incurred snow and/or flooding damages during the winter and to a promotion in the Fall months which was geared toward the financing of automobile purchases. Residential first lien mortgages showed a gain of $1,526,000 or 4.5%. This increase is the result of an improving real estate market, somewhat more aggressive interest rate pricing and continued participation in local real estate and builders organizations. Commercial loans increased $1,409,000 or 11.4%. This growth was a result of increased business development efforts through the Honesdale, Hawley and Damascus offices.

  Deposits increased $11,100,000 or 10.1% since December 31, 1995. The greatest growth was $6,177,000 or 42.4% in statement savings accounts. Management believes this increase is due to the competitive rates offered in comparison to other interest-bearing accounts generally available to business customers in particular. At the same time noninterest-bearing deposits increased $1,921,000 or 15.6%, which management attributes to increases in both business and individual customers. Securities sold under agreement to repurchase have been eliminated since December 31, 1995 with the maturity of this account in June 1996. These liabilities were used to offer competitive rates to certain larger customers without the guarantee of the FDIC and therefore without the added expense of deposit insurance premiums. Since deposit premiums have greatly decreased, the need for this type of account has been nullified at this time.

  Equity capital increased $1,083,000 or 9.2% during the nine months ended September 30, 1996. As detailed in the Consolidated Statement of Changes in Stockholders' Equity, this growth is primarily the result of
  net earnings for the period of $1,222,000.   The dividend reinvestment
  plan contributed an additional $222,000 during the period with the stock purchase option not available to stockholders after the first quarter of 1996. Dividends of $302,000 along with a $60,000 adjustment in the unrealized loss on securities available for sale accounted for the remaining change in Stockholders' Equity.

  Management monitors risk-based capital and leverage capital ratios in order to assess compliance with regulatory guidelines. At September 30, 1996 the bank had total risk-based capital of 14.9%, exceeding the 8.0% minimum risk-based capital requirement. Core equity capital, which must be at least fifty percent of the total risk-based capital, was 13.7% of this requirement. Additionally, the Company must maintain a minimum leverage capital ratio of 3%, as of September 30, 1996 the Company's leverage capital ratio was 9.5%.

                              Results of Operation
                              --------------------

  Comparison of the Nine Months Ended September 30, 1996 and 1995.
  ----------------------------------------------------------------

  The Company earned $1,222,000 for 1996, an increase of $74,000 or 6.5% from the $1,148,000 reported for 1995.

  Net margin increased $362,000 or 9.2% from 1995 to 1996. The primary source of this increase is the result of volume increases of $9,478,000 in average interest-earning assets from 1995 to 1996. At the same time, average interest rates on the portfolios decreased from 8.05% in 1995 to
  8.01% in 1996.   The cost of funds decreased from 3.83% in 1995 to 3.77%
  in 1996 with the average volume of deposits increasing $11,880,000 or 11.3% from 1995 to 1996. Net interest spread increased slightly from 4.22% in 1995 to 4.24% in 1996.

  Interest income related to federal funds sold and securities purchased under agreements to resell increased $191,000 or 153.1% from 1995 to 1996 based upon an increase in the average investment in these short-term assets in 1996. The average for 1996 was $7,864,000 compared to $2,820,000 in 1995 accompanied by a decrease in the interest rate received on this type of investment of 5.4% for 1996 compared to 5.9% in 1995.

  The provision for loan losses increased $172,000 or 71.8% in 1996 from 1995 due to the increased size of the loan portfolio and to management's continuing evaluation of credit risk in the portfolio. The level of the allowance for loan loss as a percentage of total loans decreased during the period to 1.30% in 1996 compared to 1.42% in 1995. Our analysis of the allowance for loan loss reveals that this ratio is adequate at the present time. Improved asset quality and more conservative underwriting guidelines account for the decrease in percentage for our analysis of the adequacy of the allowance for loan losses.

  The gain on sale of investment securities is attributable to two sales. In the second quarter of 1996, a municipal bond which had been in nonaccrual status and had been adjusted to a lower market value was refunded and sold realizing a gain of $52,000. In addition, a group of mortgage-backed securities which had been paid down to a value below our policy limits was sold realizing a gain of $7,000.

  Salaries and employee benefits increased $138,000 or 10.6% in 1996 as compared to 1995. The largest part of this increase is due to increased payroll expense. Salary expense increased $114,000 or 11.5% which is due to a combination of normal salary increases of approximately
  4.0%, increased staffing due to the opening of the Damascus office in August 1995 and the gearing up of staff for the opening of the Greentown office on October 1, 1996 and overtime associated with training and installation of Jack Henry Silverlake software in May 1996.
  Employee benefit expenses increased in proportion to the increased staffing and normal salary increases.

  Occupancy expense increased $42,000 or 25.4% with the establishment of the Damascus office in the third quarter of 1995 accounting for the largest increase. Slight increases are attributable to expenses associated with the October 1, 1996 opening of the Greentown office. Expenses of this office will affect occupancy expense in the fourth quarter to a greater extent.

  Furniture and equipment expense increased $27,000 or 17.4% from 1995 to 1996. Additional expenses associated with the installation of new computer equipment associated with the conversion to Jack Henry
  Silverlake software and furniture and equipment in the Damascus office are responsible for this increase.

  Deposit insurance premiums decreased $106,000 due to the full recapitalization of the Bank Insurance Fund in the second quarter of 1995.

  Other operating expense increased $60,000 or 7.6% from 1995 to 1996. A variety of changes in individual expense categories accounts for this increase. In 1996 the Company outsourced its' Internal Audit function accounting for $22,000 of unmatched expenses in this category in 1995. Advertising expenses increased $10,000 or 14.3% associated with our entrance into new market areas and extra promotions for our 90th anniversary celebration. Postage fees rose $9,000 or 15.6% due to the 10.3% increase in postage rates and the increased number of customer accounts. Computer software amortization increased $13,000 or 57.3% with the purchase of $135,000 in new operating software in 1996 and platform automation software of $69,000 purchased in 1995 on which the company is beginning to see additional amortization expense.

 Comparison of Three Months Ended September 30, 1996 and 1995
 ------------------------------------------------------------

  The Company earned $448,000 for 1996, an increase of $40,000 or 9.8%
  over the $407,000 reported for 1995.    Net interest margin increased
  $73,000 or 5.3% over the same quarter in 1995.

  The provision for loan loss increased $69,000 or 100.0%, based on the increased size of the loan portfolio and management's analysis of acceptable ratios in the allowance.

  Market rates increased on the loans held for sale portfolio during the third quarter of 1996 versus a decrease in the third quarter of 1995 resulting in an increase of $46,000 in 1996 as compared to the same quarter in 1995.

  Salaries and employee benefits decreased slightly in spite of annual salary increases and additional expenses associated with of new employees for our Greentown office. Expenses associated with the inception of the officers' salary continuation plan in 1995 were not as great in 1996 and employee incentive accruals were lower than in 1995 due to increased performance standards to trigger incentives in 1996.

  Deposit insurance premiums decreased in 1996 from 1995 as discussed above in the nine month section.

  Other operating expense decreased $20,000 or 6.9% during 1996. Promotional and advertising expenses were $9,000 greater during this quarter of 1995 as compared to 1996 with additional advertising for the opening of the Damascus office in 1995. Advertising expenses associated with the opening of the Greentown office in 1996 will be included in the fourth quarter results. Stationery and office supply expenses were $11,000 less in 1996 than in 1995 due to timing differences in ordering larger cost supplies. Legal expenses were $5,000 less in 1996 than in 1995 mainly due to decreased costs of foreclosure expenses. Internal audit fees were outsourced in 1996 compared to an on staff Internal Auditor in 1995 accounting for
  $7,000 of increased expenses in this category.   All other items
  mentioned in the nine month discussion above had a similar effect on the second quarter analysis.

                                Liquidity and Cash Flows
                                ------------------------


  To ensure that the Company can satisfy customer credit needs for current and future commitments and deposit withdrawal requirements, the Bank manages the liquidity position by ensuring that there are adequate
  short-term funding sources available for those needs.   Liquid assets
  consists of cash and due from banks, federal funds sold, interest-bearing deposits with other banks and investment securities maturing in one year or less. The following table shows these liquidity sources, minus short-term borrowings, as of September 30, 1996 compared to December 31, 1995:

                                                September 30,   December 31,
                                                ------------    -----------
                                                    (dollars in thousands)

  Cash and due from banks                         $   1,527      $   1,232

  Interest-bearing deposits with other banks          3,780          1,970

  Federal funds sold                                    295            465

  Mortgage loans held for sale                          299          5,920

  Securities purchased under agreements to resell       999              -

  Investment securities maturing in one year
    or less                                          12,853         14,012
                                                    -------        -------
                                                     19,753         23,599

  Less short-term borrowings                              -          2,050
                                                   --------       --------

  Net liquidity position                          $  19,753      $  21,549
                                                  ========       ========

  As a percent of total assets                        14.7%          17.3%
                                                  ========       ========

  Management monitors liquidity on a consistent basis and feels that liquidity levels are adequate. In addition to these liquidity sources, the Bank has available also a credit line with the Federal Home Loan Bank in excess of $3 million.

  Management is not aware of any known trends, events or uncertainties that will have or is reasonably likely to have a material effect on the Company's liquidity, capital resources or operations nor is management aware of any current recommendations by regulatory authorities, which if implemented, would have such an effect.

                                  Risk Elements
                                 --------------

  The table below presents information concerning nonperforming assets including nonaccrual loans, renegotiated loans, loans 90 days or more past due, nonaccrual securities, other real estate loans and repossessed assets at September 30, 1996 and December 31, 1995. A loan is classified as nonaccrual when, in the opinion of management, there are doubts about collectibility of interest and principal. At the time the accrual of interest is discontinued, future income is recognized only when cash is received. Renegotiated loans are those loans which terms have been renegotiated to provide a reduction or deferral of principal or interest as a result of the deterioration of the borrower.

                                              September 30,  December 31,
                                              ------------   -----------
                                                 (dollars in thousands)

  Loans on nonaccrual basis                    $   1,033      $   1,096
  Loans past due 90 days or more                     610            463
  Renegotiated loans                                 640              -
                                                 --------       --------
               Total nonperforming loans           2,283          1,559

  Other real estate                                  576            389
  Repossessed assets                                   9              -
  Nonaccrual securities                                -            151
                                                --------       --------
        Total nonperforming assets              $  2,868       $  2,099
                                                ========       ========

  Nonperforming loans as a percent
    of total loans                                  2.40%          1.74%
                                                 ========       ========

  Nonperforming assets as a percent
    of total assets                                 2.10%         1.70%
                                                 ========      ========


  Management believes the level of the allowance for loan losses at September 30, 1996 is sufficient. The relationship between the allowance for loan losses and outstanding loans is a function of the credit quality and known risk attributed to the loan portfolio. The on-going loan review program and credit approval process is used to determine the adequacy of the allowance for loan losses. Included in total loans are loans of $1,128,000 which management has classified as impaired under the terms of Financial Accounting Standards Board Statement No. 114, "Accounting by Creditors for Impairment of a Loan Income Recognition and Disclosure." The related allowance for loan losses on these loans amounted to $174,000. There were no impaired loans without a related allowance for loan losses. The average balance of impaired loans for the period amounted to $1,130,000.

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

             NONE


  Item 5  -  Other information

             NONE


  Item 6  -  Exhibits and Reports on Form 8-K

             NONE

                                       SIGNATURES



  Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused the report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                     DIMECO, INC.



  Date:  November 04, 1996           By:
                                         ------------------------------
                                       Joseph J. Murray
                                       President and Chief Executive Officer



  Date:  November 04, 1996           By:
                                         ------------------------------
                                       Maureen H. Beilman
                                       Controller/Treasurer