Form 10KSB
period 1996-12-31
DIMECO INC
filed 1997-03-28
CIK 898037

                                 FORM 10-KSB

                   U.S. SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

   [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the fiscal year ended December 31, 1996

   [ ] TRANSITION REPORT UNDER SECTION 14 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from            to
                              ------------  ------------

Commission file Number:
                       -------------

                                DIMECO, INC.
               (Name of small business issuer in its charter)

Pennsylvania                                                        23-2250152
(State or other jurisdiction of        (I.R.S. Employer Identification Number)
incorporation or organization)

820-822 Church Street, Honesdale, Pennsylvania                           18431
(Address of principal executive offices)                            (Zip Code)

Issuer's telephone number:  (717) 253-1970

Securities registered pursuant to Section 12(b) of the Act:

    Title of each class           Name of each exchange on which registered
    -------------------           -----------------------------------------
    None
          Securities registered pursuant to Section 12(g) of the Act:
                    Common Stock, par value $.50 per share
                              (Title of class)

          Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange
Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  Yes   X     No
                                                     ---        ---

          Indicate by check mark if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ X ]

            State issuer's revenues for its most recent fiscal year:
$11,002,583

            The aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days: $17,376,917 at March 17, 1997.

            As of March 17, 1997, the registrant had outstanding 724,038 shares of its common stock, par value $.50 per share.

                      DOCUMENTS INCORPORATED BY REFERENCE

          Portions of the registrant's 1997 definitive Proxy Statement are incorporated by reference in Part III of this Annual Report. In addition, portions of the Annual Report to stockholders of the registrant for the year ended December 31, 1996, are incorporated by reference in Part II of this Annual Report.

          Transitional Small Business Disclosure Format (check one):

          Yes          No X
             ---         ---

                                 DIMECO, INC.
                                 FORM 10-KSB

                             Index

Part I                                                                  Page
------                                                                  ----

Item 1.      Description of the Business                                  2

Item 2.      Description of Property                                     16

Item 3.      Legal Proceedings                                           16

Item 4.      Submission of Matters to a Vote of
               Security Holders                                 Not Applicable

Part II
-------

Item 5.      Market for Common Equity and Related
               Stockholder Matters                                       17

Item 6.      Management's Discussion and Analysis or Plan
               of Operation                                              17

Item 7.      Financial Statements and Schedules                          26

Item 8.      Changes in and Disagreements with Accountants on
               Accounting and Financial Disclosure              Not Applicable

Part III
--------

Item 9.      Directors, Executive Officers, Promoters and Control
               Persons; Compliance with Section 16(a) of the
               Exchange Act                                              27

Item 10.     Executive Compensation                                      27

Item 11.     Security Ownership of Certain Beneficial Owners
               and Management                                            27

Item 12.     Certain Relationships and Related Transactions              27

Item 13.     Exhibits and Reports on Form 8-K                            28


Signatures                                                               29

                             DIMECO, INC.
                             FORM 10-KSB


                             Part I

Item 1.     Description of the Business

            General
            -------

            Dimeco, Inc. (the "Company"), a Pennsylvania business corporation, is a bank holding company, registered with and supervised by the Board of Governors of the Federal Reserve System (the "Federal Reserve Board"). The Company was incorporated on October 29, 1992, and commenced operations on June 1, 1993, upon consummation of the acquisition of all of the outstanding stock of The Dime Bank of Honesdale, Pennsylvania (the "Bank"). Since commencing operations, the Company's business has consisted primarily of managing and supervising the Bank, and its principal source of income, if any, has been dividends paid by the Bank. The Company has one wholly-owned subsidiary, the Bank. At December 31, 1996, the Company had total consolidated assets, deposits and shareholders' equity of approximately $140,284,204, $126,002,507 and $13,147,275, respectively.

            The Bank was organized in 1905. The Bank is a Pennsylvania-chartered banking institution, the deposits of which are insured by the Federal Deposit Insurance Corporation (the "FDIC") under the Bank Insurance Fund ("BIF"). In 1991, the Bank was granted limited fiduciary powers to engage in an investment management service. The Bank has three branch offices located in Hawley, Damascus and Greentown, Pennsylvania. It's business is as a full service commercial bank providing a wide range of services to individuals and small to medium sized businesses in its Northeastern Pennsylvania market area, including accepting time, demand, and savings deposits and making secured and unsecured commercial, real estate and consumer loans.

            Supervision and Regulation - The Company
            ----------------------------------------

            The Company is subject to the jurisdiction of the Securities and Exchange Commission (the "SEC") and of state securities laws administrators for matters relating to the offering and sale of its securities. The Company is currently subject to the SEC's rules and regulations relating to periodic reporting, insider trading reports and proxy solicitation materials in accordance with the Securities Exchange Act of 1934. Furthermore, the Company qualifies as a "small business issuer" as that term is defined under Item 10 of Regulation S-B of the SEC, and has elected to make its SEC filings under the disclosure requirements afforded to small business issuers.

            The Company is also subject to the provisions of the Bank Holding Company Act of 1956, as amended ("Bank Holding Company Act"), and to supervision by the Federal Reserve Board. The Bank Holding Company Act will require the Company to secure the prior approval of the Federal Reserve Board before it owns or controls, directly or indirectly, more than 5% of the voting shares of substantially all of the assets of any institution, including another bank.

            The Bank Holding Company Act prohibits acquisition by the Company of more than 5% of the voting shares of, or interest in, or substantially all of the assets of, any bank located outside Pennsylvania unless such an acquisition is specifically authorized by laws of the state in which such bank is located.

            A bank holding company is prohibited from engaging in or acquiring direct or indirect control of more than 5% of the voting shares of any company engaged in non-banking activities unless the Federal Reserve Board, by order or regulation, has found such activities to be so closely related to banking or managing or controlling banks as to be a proper incident thereto. In making this determination, the Federal Reserve Board considers whether the performance of these activities by a bank holding company would offer benefits to the public that outweigh possible adverse effects.

            The Bank Holding Company Act also prohibits acquisitions of control of a bank holding company, such as the Company, without prior notice to the Federal Reserve Board. Control is defined for this purpose as the power, directly or indirectly, to direct the management or policies of a bank holding company or to vote twenty-five percent (25%) (or ten percent (10%), if no other person or persons acting in concert, holds a greater percentage of the Common Stock) or more of the Company's Common Stock.

            The Company is required to file an annual report with the Federal Reserve Board and any additional information that the Federal Reserve Board may require pursuant to the Bank Holding Company Act. The Federal Reserve Board may also make examinations of the Company and any or all of its subsidiaries. Further, under Section 106 of the 1970 amendments to the Bank Holding Company Act and the Federal Reserve Board's regulations, a bank holding company and its subsidiaries are prohibited from engaging in certain tie-in arrangements in connection with any extension of credit or provision of credit or provision of any property or services. The so-called "Anti-tie-in" provisions state generally that a bank may not extend credit, lease, sell property or furnish any service to a customer on the condition that the customer provide additional credit or service to the bank, to its bank holding company or to any other subsidiary of its bank holding company or on the condition that the customer not obtain other credit or service from a competitor of the bank, its bank holding company or any subsidiary of its bank holding company.

            Subsidiary banks of a bank holding company are subject to certain restrictions imposed by the Federal Reserve Act on any extensions of credit to the bank holding company or any of its subsidiaries, on investments in the stock or other securities of the bank holding company and on taking of such stock or securities as collateral for loans to any borrower.

            Permitted Non-Banking Activities
            --------------------------------

            The Federal Reserve Board permits bank holding companies to engage in non-banking activities so closely related to banking, managing or controlling banks as to be a proper incident thereto. While the types of permissible activities are subject to change by the Federal Reserve Board, the principal non-banking activities that presently may be conducted by a bank holding company are:

            1. Making, acquiring or servicing loans and other extensions of credit for its own account or for the account of others, such as would be made by the following types of companies: consumer finance, credit card, mortgage, commercial finance and factoring.

            2. Operating as an industrial bank, Morris Plan bank or industrial loan company in the manner authorized by state law so long as the institution does not accept demand deposits or make commercial loans.

            3. Operating as a trust company in the manner authorized by federal or state law so long as the institution does not make certain types of loans or investments or accept deposits, except as may be permitted by the Federal Reserve Board.

            4. Subject to certain limitations, acting as an investment or financial advisor to investment companies and other persons.

            5. Leasing personal and real property or acting as agent, broker, or advisor in leasing property, provided that it is reasonably anticipated that the transaction will compensate the lessor for not less than the lessor's full investment in the property and provided further that the lessor may rely on estimated residual values of up to 100% of the acquisition cost of the leased property.

            6. Making equity and debt investments in corporations or projects designed primarily to promote community welfare, such as the economic rehabilitation and development of low-income areas by providing housing, services or jobs for residents.

            7. Providing to others financially oriented data processing or bookkeeping services.

            8. Subject to certain limitations, acting as an insurance principal, agent or broker in relation to insurance for itself and its subsidiaries or for insurance directly related to extensions of credit by the bank holding company system.

            9. Owning, controlling or operating a savings association, if the savings association engages only in deposit taking activities and lending, and other activities permissible for bank holding companies.

            10.      Providing courier services of a limited character.

            11. Subject to certain limitations, providing management consulting advice to nonaffiliated banks and nonbank depository institutions.

            12. Selling money orders having a face value of $1,000 or less, travelers' checks and United States savings bonds.

            13. Performing appraisals of real estate and personal property, including securities.

            14. Subject to certain conditions, acting as intermediary for the financing of commercial or industrial income-producing real estate by arranging for the transfer of the title, control and risk of such a real estate project to one or more investors.

            15. Subject to certain limitations, providing full-service brokerage and financial advisory activities; and selling, solely as an agent or broker for customers, shares of investment companies advised by an affiliate of the bank holding company or providing investment advice to customers about the purchase and sale of shares of investment companies advised by an affiliate of the bank holding company.

            16. Underwriting and dealing in obligations of the United States, general obligations of states and their political subdivisions and other obligations such as bankers' acceptances and certificates of deposits.

            17. Subject to certain limitations, providing by any means, general information and statistical forecasting with respect to foreign exchange markets; advisory services designed to assist customers in monitoring, evaluating and managing their foreign exchange exposures; and certain transactional services with respect to foreign exchange.

            18. Subject to certain limitations, acting as a futures commission merchant in the execution and clearance on major commodity exchanges of futures contracts and options on futures contracts for bullion, foreign exchange, government securities, certificates of deposit and other money market instruments.

            19. Subject to certain limitations, providing commodity trading and futures commission merchant advice, including counsel, publications, written analysis and reports.

            20. Providing consumer financial counseling that involves counseling, educational courses and distribution of instructional materials to individuals on consumer-oriented financial management matters, including debt consolidation, mortgage applications, bankruptcy, budget management, real estate tax shelters, tax planning, retirement and estate planning, insurance and general investment management, so long as this activity does not include the sale of specific products or investments.

            21. Providing tax planning and preparation advice such as strategies designed to minimize tax liabilities and includes, for individuals, analysis of the tax implications of retirement plans, estate planning and family trusts. For a corporation, tax planning includes the analysis of the tax implications of mergers and acquisitions, portfolio mix, specific investments, previous tax payments and year-end tax planning. Tax preparation involves the preparation of tax forms and advice concerning liability based on records and receipts supplied by the client.

            22. Providing check guaranty services to subscribing merchants.

            23. Subject to certain limitations, operating a collection agency.

            24. Operating a credit bureau that maintains files on the past credit history of consumers and providing such information to a lender that is considering a borrower's application for credit, provided that the credit bureau does not grant preferential treatment to an affiliated bank in the bank holding company system.

            The Company did not and does not intend to commence or conduct any of the above-delineated activities during calendar years 1997 and 1996, respectively.

            Pennsylvania Banking Law
            ------------------------

            Under the Pennsylvania Banking Code of 1965, as amended (the "Code"), the Company is permitted to control an unlimited number of banks. However, the Company would be required, under the Bank Holding Company Act, to obtain the prior approval of the Federal Reserve Board before it could acquire all or substantially all of the assets of any bank, or acquire ownership or control of any voting shares of any bank other than the Bank, if, after such acquisition, it would own or control more than five percent (5%) of the voting shares of such bank.

            Interstate Banking and Branching
            --------------------------------

            On September 29, 1994, the President signed into law the Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (the "Interstate Banking Act"). The following discussion describes those provisions of the Interstate Banking Act that would pertain to the Company. It is not an exhaustive description of all provisions of the Interstate Banking Act.

            In general, the Federal Reserve Board may approve an application by the Company to acquire control of, or acquire all or substantially all of the assets of, a bank located outside of the Commonwealth of Pennsylvania without regard to whether such acquisition is prohibited under the law of any state. The Federal Reserve Board may approve such application if it finds, among other things, that the Company is "adequately capitalized" and "adequately managed." Moreover, the Federal Reserve Board may not approve such acquisition if the target bank has not been in existence for the minimum period of time, if any, required by such target bank's "host" state. The Federal Reserve Board may, however, approve the acquisition of the target bank that has been in existence for at least five years without regard to any longer minimum period of time required under the law of the "host" state of the target bank. These above provisions took effect on September 30, 1995.

            Furthermore, the Interstate Banking Law provides that, beginning June 1, 1997, appropriate federal supervisory agencies may approve a merger of the Bank with another bank located in a different state or the establishment by the Bank of a new branch office either by acquisition or de novo, unless the Commonwealth of Pennsylvania enacts a law prior to June 1, 1997, allowing an interstate merger or expressly prohibiting merger with an out-of-state bank. The Commonwealth of Pennsylvania has enacted a law to "opt-in" early to these interstate mergers.

            Moreover, the Interstate Banking Law provides that the Bank may establish and operate a de novo branch in any state that "opts-in" to de novo branching. A "de novo branch" is a branch office that is originally established as a branch and does not become a branch as a result of an acquisition or merger. The Commonwealth of Pennsylvania has enacted a law to "opt-in" early to de novo interstate branching.

            On December 13, 1995, the Banking Commissioners of the states of Delaware, Maryland, Pennsylvania and Virginia executed a Cooperative Agreement which governs the manner in which state-chartered banks (such as the Bank) with branches in multiple states will be supervised. This Cooperative Agreement was necessitated by the Interstate Banking Law and was drafted to create a level playing field for state-chartered banks with respect to supervision and regulation of branch offices in a multiple state setting. Specifically, this agreement outlines general principles for determining whether home or host state law applies, including the following: (1) host state law applies to operational issues relating to a branch located in a host state, including antitrust, community reinvestment, consumer protection, usury and fair lending laws; (2) the state law of the home state will apply to corporate structure issues, such as, charter, by-laws, incorporation, liquidation, stockholders and directors, capital and investments; and (3) bank powers issues will be resolved with reference to both home and host state laws.

            As of the filing date of this report, the Company and the Bank have no plans to engage in interstate banking or branching.

            Legislation and Regulatory Changes
            ----------------------------------

            From time to time, legislation is enacted which has the effect of increasing the cost of doing business, limiting or expanding permissible activities or affecting the competitive balance between banks and other financial institutions. Proposals to change the laws and regulations governing the operations and taxation of banks, bank holding companies and other financial institutions are frequently made in Congress, and before various bank regulatory agencies. No prediction can be made as to the likelihood of any major changes or the impact such changes might have on the Company and its subsidiary bank. Certain changes of potential significance to the Company which have been enacted or promulgated, as the case may be, by Congress or various regulatory agencies, respectively, are discussed below.

            Financial Institutions Reform, Recovery and Enforcement Act of
            --------------------------------------------------------------
            1989 ("FIRREA")
            --------------

            On August 9, 1989, major reform and financing legislation, i.e., FIRREA, was enacted into law in order to restructure the regulation of the thrift industry, to address the financial condition of the Federal Savings and Loan Insurance Corporation and to enhance the supervisory and enforcement powers of the Federal bank and thrift regulatory agencies. The FDIC, as the primary Federal regulator of the Bank, is primarily responsible for supervision of the Bank. The FDIC has far greater flexibility to impose supervisory agreements on an institution that fails to comply with its regulatory requirements, particularly with respect to the capital requirements. Possible enforcement actions include the imposition of a capital plan, termination of deposit insurance and removal or temporary suspension of an officer, director or other institution-affiliated party.

            Under FIRREA, civil penalties are classified into three levels, with amounts increasing with the severity of the violation. The first tier provides for civil penalties of up to $5,000 per day for any violation of law or regulation. A civil penalty of up to $25,000 per day may be assessed if more than a minimal loss or a pattern of misconduct is involved. Finally, a civil penalty of up to $1.0 million per day may be assessed for knowingly or recklessly causing a substantial loss to an institution or taking action that results in a substantial pecuniary gain or other benefit. Criminal penalties are increased to $1.0 million per violation, up to $5.0 million for continuing violations or up to the actual amount of gain or loss. These monetary penalties may be combined with prison sentences for up to five years.

            Federal Deposit Insurance Corporation Improvement Act of 1991
            -------------------------------------------------------------
            ("FDICIA")
            ----------

            General. The FDICIA was enacted in December, 1991, and reformed a variety of bank regulatory laws. Some of these reforms have a direct impact on the Bank. Certain of these new provisions are discussed below.

            Examinations and Audits. Annual full-scope, on-site examinations are required for all FDIC-insured institutions with assets of $500 million or more. The independent accountants of an institution shall attest to the accuracy of management's report. Such accountants shall also monitor management's compliance with governing laws and regulations. An institution also is required to select an independent audit committee composed of outside directors who are independent of management, to review with management and the independent accountants the reports that must be submitted to the appropriate bank regulatory agencies. If the independent accountants resign or are dismissed, written notification must be given to the FDIC and to the appropriate federal and state bank regulatory agency.

            Prompt Corrective Action. In order to reduce losses to the deposit insurance funds, the FDICIA established a format to more closely monitor FDIC-insured institutions and to enable prompt corrective action by the appropriate federal supervisory agency if an institution begins to experience any difficulty. The FDICIA established five "Capital" categories. They are: (1) well-capitalized; (2) adequately capitalized;
(3) undercapitalized; (4) significantly undercapitalized; and (5) critically undercapitalized. The overall goal of these new capital measures is to impose more scrutiny and operational restrictions on depository institutions as they descend the capital categories from well capitalized to critically undercapitalized.

            On September 15, 1992, the FDIC, the Office of the Comptroller of the Current (the "OCC"), the Federal Reserve Board (the "FRB") and the Office of Thrift Supervision issued jointly the final regulations relating to these capital categories and prompt corrective action. The regulations became effective December 19, 1992. These capital measures for prompt corrective action are defined as follows:

            A "well-capitalized" institution would be one that has at least a 10% total risk-based capital ratio, a 6% or greater Tier I risk-based capital ratio, a 5% or greater Tier I leverage capital ratio, and is not subject to any written order or final directive by the FDIC to meet and maintain a specific capital level.

            An "adequately capitalized" institution would be one that meets the required minimum capital levels, but does not meet the definition of a "well-capitalized" institution. The existing capital rules generally require banks to maintain a Tier I leverage capital ratio of at least 4% and an 8% or greater total risk-based capital ratio. Since the risk-based standards also require at least half of the total risk-based capital requirement to be in the form of Tier I capital, this also will mean that an institution would need to maintain at least a 4% Tier I risk-based capital ratio. Thus, an institution would need to meet each of the required minimum capital levels in order to be deemed "adequately capitalized."

            An "undercapitalized" institution would fail to meet one or more of the required minimum capital levels for an "adequately capitalized" institution. An "undercapitalized" institution must file a capital restoration plan and is automatically subject to restrictions on dividends, management fees and asset growth. In addition, the institution is prohibited from making acquisitions, opening new branches or engaging in new lines of business without the prior approval of its primary federal regulator. A number of other discretionary restrictions also may be imposed on a case-by-case basis, and harsher restrictions that otherwise would apply to "significantly undercapitalized" institutions may be imposed on an "undercapitalized" institution that fails to file or implement an acceptable capital restoration plan.

            A "significantly undercapitalized" institution would have a total risk-based capital ratio of less than 6%, a Tier I risk-based capital ratio of less than 3%, or a Tier I leverage capital ratio of less than 3%, as the case may be. Institutions in this category would be subject to all the restrictions that apply to "undercapitalized" institutions. Certain other mandatory prohibitions also would apply, such as restrictions against the payment of bonuses or raises to senior executive officers without the prior approval of the institution's primary federal regulator. A number of other restrictions may be imposed.

            A "critically undercapitalized" institution would be one with a tangible equity (Tier I capital) ratio of 2% or less. In addition to the same restrictions and prohibitions that apply to "undercapitalized" and "significantly undercapitalized" institutions, the FDIC's rule implementing this provision of FDICIA also addresses certain other provisions for which the FDIC has been accorded responsibility as the insurer of depository institutions.

At a minimum, any institution that becomes "critically undercapitalized" is prohibited from taking the following actions without the prior written approval of its primary federal supervisory agency: engaging in any material transactions other than in the usual course of business; extending credit for highly leveraged transactions ("HLTs"); amending its charter or bylaws; making any material changes in accounting methods; engaging in certain transactions with affiliates; paying excessive compensation or bonuses; and paying interest on liabilities exceeding the prevailing rates in the institution's market area. In addition, a "critically undercapitalized" institution is prohibited from paying interest or principal on its subordinated debt and is subject to being placed in conservatorship or receivership if its tangible equity capital level is not increased within certain mandated time frames.

            At any time, an institution's primary federal supervisory agency may reclassify it into a lower capital category. All institutions are prohibited from declaring any dividends, making any other capital distribution, or paying a management fee if it would result in downward movement into any of the three undercapitalized categories. The FDICIA provides an exception to this requirement for stock redemptions that do not lower an institution's capital and would improve its financial condition, if the appropriate federal supervisory agency has consulted with the FDIC and approved the redemption.

            The regulation requires institutions to notify the FDIC following any material event that would cause such institution to be placed in a lower category. Additionally, the FDIC monitors capital levels through call reports and examination reports.

            Deposit Insurance. On January 1, 1994, the FDIC implemented the permanent Risk Related Premium System (the "RRPS") with respect to the assessments and payment of deposit insurance premiums.

            Under the RRPS, the FDIC, on a semiannual basis, will assign each institution to one of three capital groups (well-capitalized, adequately capitalized or undercapitalized, in each case as these terms are defined for purposes of prompt corrective action rules described above) and further assign such institution to one of three subgroups within a capital group corresponding to the FDIC's judgment of its strength based on supervisory evaluations, including examination reports, statistical analysis and other information relevant to gauging the risk posed by the institution. Only institutions with a total capital to risk-adjusted assets ratio of 10.00% or greater, a Tier I capital to risk-adjusted assets ratio of 5% or a greater and a Tier I leverage ratio of 5% or greater, are assigned to the well-capitalized group.

            Effective January 1, 1996, the FDIC board of directors had further reduced BIF premiums. Highly-rated institutions would pay only the statutory minimum of $2,000 annually for FDIC insurance. A change was made in the form of the Deposit Insurance Funds Act of 1996 (DIFA) which eliminated the fourth quarter minimum assessment of $500 for highly-rated institutions. The remaining institutions will pay on a scale ranging from 3 to 30 cents per every $100 of insured deposits, which is down from the scale in the latter half of 1995 of 4 to 31 cents. If such lower FDIC insurance premium rates were to have been in effect for all of 1995, then the Bank would have paid $116,352 less in such premiums based upon current deposit levels.

            Effective January 1, 1997, DIFA  increased Bank Insurance Fund
(BIF)  premiums  to 1.296 basis points for BIF members.

            Real Estate Lending Standards. Pursuant to the FDICIA, the OCC and other federal banking agencies adopted real estate lending guidelines which would set loan-to-value ("LTV") ratios for different types of real estate loans. A LTV ratio is generally defined as the total loan amount divided by the appraised value of the property at the time the loan is originated. If the institution does not hold a first lien position, the total loan amount would be combined with the amount of all senior liens when calculating the ratio. These guidelines became effective on March 19, 1993. In addition to establishing the LTV ratios, the guidelines require all real estate loans to be based upon proper loan documentation and a recent appraisal of the property.

            Bank Enterprise Act of 1991. Within the overall FDICIA is a separate subtitle called the "Bank Enterprise Act of 1991." The purpose of this Act is to encourage banking institutions to establish "basic transaction services for consumers" or so-called "lifeline accounts." The FDIC assessment rate is reduced for all lifeline depository accounts. This Act establishes ten (10) factors which are the minimum requirements to qualify as a lifeline depository account. Some of these factors relate to minimum opening and balance amounts, minimum number of monthly withdrawals, the absence of discriminatory practices against low-income individuals and minimum service charges and fees. Moreover, the Housing and Community Development Act of 1972 requires that the FDIC's risk-based assessment system include provisions regarding life-line accounts. Assessment rates applicable to life-line accounts are to be established by FDIC rule.

            Truth in Savings Act. The FDICIA also contains the Truth in Savings Act ("TSA"). The FRB adopted regulations ("Regulation DD") under the TSA. The purpose of TSA is to require the clear and uniform disclosure of the rates of interest which are payable on deposit accounts by depository institutions and the fees that are assessable against deposit accounts, so that consumers can make a meaningful comparison between the competing claims of banks with regard to deposit accounts and products. In addition to disclosures to be provided when a customer establishes a deposit account, TSA requires the depository institution to include, in a clear and conspicuous manner, the following information with each periodic statement of a deposit account: (1) the annual percentage yield earned; (2) the amount of interest earned; (3) the amount of any fees and charges imposed; and (4) the number of days in the reporting period. TSA allows for civil lawsuits to be initiated by customers if the depository institution violates any provision or regulation under TSA.

            Regulatory Capital Requirements
            -------------------------------

            The following table presents the Company's consolidated capital ratios at December 31, 1996:

                                                                (In Thousands)
Tier I Capital . . . . . . . . . . . . . . . . . . . . . . . . . $     13,176
Tier II Capital. . . . . . . . . . . . . . . . . . . . . . . . . $      1,319
Total Capital. . . . . . . . . . . . . . . . . . . . . . . . . . $     14,495

Adjusted Total Average Assets. . . . . . . . . . . . . . . . . . $    132,146
Total Adjusted Risk-Weighted Assets(1) . . . . . . . . . . . . . $    105,496

Tier I Risk-Based Capital Ratio(2) . . . . . . . . . . . . . . . . . . 12.49%
Required Tier I Risk-Based Capital Ratio . . . . . . . . . . . . . . . .4.00%
Excess Tier I Risk-Based Capital Ratio . . . . . . . . . . . . . . . . .8.49%

Total Risk-Based Capital Ratio(3). . . . . . . . . . . . . . . . . . . 13.74%
Required Total Risk-Based Capital Ratio. . . . . . . . . . . . . . . . .8.00%
Excess Total Risk-Based Capital Ratio. . . . . . . . . . . . . . . . . .5.74%

Tier I Leverage Ratio(4) . . . . . . . . . . . . . . . . . . . . . . . .9.95%
Required Tier I Leverage Ratio . . . . . . . . . . . . . . . . . . . . .4.00%
Excess Tier I Leverage Ratio . . . . . . . . . . . . . . . . . . . . . .5.95%
-----------------------------------
[FN]
(1)      Includes off-balance sheet items at credit-equivalent values.
(2) Tier I Risk-Based Capital Ratio is defined as the ratio of Tier I Capital to Total Adjusted Risk-Weighted Assets.
(3) Total Risk-Based Capital Ratio is defined as the ratio of Tier I and Tier II Capital to Total Adjusted Risk-Weighted Assets.
(4) Tier I Leverage Ratio is defined as the ratio of Tier I Capital to Adjusted Total Average Assets.

            The Company was required to implement, on January 1, 1994, Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" ("FASB 115"). For regulatory capital reporting purposes, FASB 115 changed the composition of stockholders' equity in financial statements prepared in accordance with generally accepted accounting principles by including as a separate component of equity the amount of net unrealized holding gains or losses on debt and equity securities that are deemed to be available-for-sale. During 1995, in accordance with the Financial Accounting Standards Board Special Report. "A Guide to Implementation of Statement 115 on Accounting for Certain Investments in Debt and Equity Securities," the Company was permitted a one time reclassification of investment securities. Accordingly, the Company transferred from the held to maturity classification to the available for sale classification securities with an amortized cost of $522,017 and an estimated market value of $544,325. The implementation of FASB 115 did not have a material effect during 1995 on the regulatory capital ratios of the Company.

            Effective January 27, 1995, the FDIC has issued a final rule with respect to the implementation of FASB 115 for regulatory capital reporting purposes. Under this final rule, net unrealized holding losses on available-for-sale equity securities (but not debt securities) with readily determinable fair values will be included (i.e., deducted) when calculating the Company's consolidated Tier 1 capital. All other unrealized holding gains and losses on available-for-sale securities will be excluded (i.e., not deducted) from the Company's consolidated Tier 1 capital. Such final rule had no material effect on the Company's consolidated Tier 1 capital.

            The Company's ability to maintain the required levels of capital is substantially dependent upon the success of the Company's capital and business plans, the impact of future economic events on the Company's loan customers, and the Company's ability to manage its interest rate risk and control its growth and other operating expenses.

            Effect of Government Monetary Policies
            --------------------------------------

            The earnings of the Company are and will be affected by domestic economic conditions and the monetary and fiscal policies of the United States government and its agencies.

            The monetary policies of the Federal Reserve Board have had, and will likely continue to have, an important impact on the operating results of commercial banks through its power to implement national monetary policy in order, among other things, to curb inflation or combat a recession. The Federal Reserve Board has a major effect upon the levels of bank loans, investments and deposits through its open market operations in United States government securities and through its regulations of, among other things, the discount rate on borrowings of member banks and the reserve requirements against member bank deposits. It is not possible to predict the nature and impact of future changes in monetary and fiscal policies.

            Business - Bank
            ---------------

            The Bank's legal headquarters are located at 820-822 Church Street, Honesdale, Pennsylvania 18431.

            As of December 31, 1996, the Bank had total assets of $140,267,809 total shareholders' equity of $13,146,692 and total deposits and other liabilities of $127,121,117.

            The Bank engages in a full-service commercial banking business, including accepting time and demand deposits, and making secured and unsecured commercial and consumer loans. The Bank's business is not seasonal in nature. Its deposits are insured by the FDIC to the extent provided by law.

            As of December 31, 1996, the Bank had fifty-nine (59) full-time employees and eighteen (18) part-time employees. In the opinion of management, the Bank enjoys a satisfactory relationship with its employees. The Bank is not a party to any collective bargaining agreement.

            Competition - Bank
            ------------------

            The Bank competes actively with other area commercial banks and savings and loan associations, many of which are larger than the Bank, as well as with major regional banking and financial institutions headquarters in Scranton, Pennsylvania. The Bank considers its main competitors to be:
Honesdale National Bank, Wayne Bank, Farmers & Merchants Bank, LA Bank, PNC Bank, First Union Bank, Citizen's Savings Association and First National Bank of Jeffersonville. The Bank is generally competitive with all competing financial institutions in its service area with respect to interest rates paid on time and savings deposits, service charges on deposit accounts and interest rates charged on loans.

            Supervision and Regulation - Bank
            ---------------------------------

            The operations of the Bank are subject to federal and state statutes applicable to banks chartered under the banking laws of the Commonwealth of Pennsylvania, whose deposits are insured by the FDIC. Bank operations are also subject to regulations of the Federal Reserve Board.

            The primary supervisory authorities of the Bank are the Pennsylvania Department of Banking ("Department") and the FDIC, that regularly examine the Bank. The FDIC has the authority under the Financial Institutions Supervisory Act to prevent a state, non-member bank from engaging in an unsafe or unsound practice in conducting its business.

            Federal and state banking laws and regulations govern, among other things, the scope of a bank's business, the investments a bank may make, the reserves against deposits a bank must maintain, loans a bank makes and collateral it takes, the activities of a bank with respect to mergers and consolidations and the establishment of branches. All banks in Pennsylvania are permitted to maintain branch offices in any county of the state. Branches may be established only after approval by the Department and the FDIC. These regulatory agencies are required to grant approval only if they find that there is a need for banking services or facilities such as are contemplated by the proposed branch. These regulatory agencies may disapprove the application if the bank does not have the capital and surplus deemed necessary to operate a new branch.

            Mullet-bank holding companies are permitted in Pennsylvania within certain limitations. See section entitled "Pennsylvania Banking Law."

            A subsidiary bank of a bank holding company is subject to certain restrictions imposed by the Federal Reserve Act on any extensions of credit to the bank holding company or its subsidiaries, on investments in the stock or other securities of the bank holding company or its subsidiaries and on taking such stock or securities as collateral for loans. The Federal Reserve Act and Federal Reserve Board regulations also place certain limitations and reporting requirements on extensions of credit by a bank to principal shareholders of its parent holding company, among others, and to related interests of such principal shareholders. In addition, such legislation and regulations may affect the terms upon which any person becoming a principal shareholder of a holding company may obtain credit from banks with which the subsidiary bank maintains a correspondent relationship.

            From time to time, various types of federal and state legislation have been proposed that could result in additional regulations of, and restrictions on, the business of the Bank. It cannot be predicted whether any such legislation will be adopted or how such legislation would affect the business of the Bank. As a consequence of the extensive regulation of commercial banking activities in the United States, the Bank's business is particularly susceptible to being affected by federal legislation and regulations that may increase the costs of doing business.

            Under the Federal Deposit Insurance Act, the FDIC possesses the power to prohibit institutions regulated by it (such as the Bank) from engaging in any activity that would be an unsafe and unsound banking practice and in violation of the law. Moreover, the Financial Institutions and Interest Rate Control Act of 1987 ("FIRA") generally expands the circumstances under which officers or directors of a bank may be removed by the institution's federal supervisory agency; restricts lending by a bank to its executive officers, directors, principal shareholders or related interests thereof; restricts management personnel of a bank from serving as directors in other management positions with certain depository institutions whose assets exceed a specified amount or which have an office within a specified geographic area; and restricts management personnel from borrowing from another institution that has a correspondent relationship with their bank. Additionally, FIRA requires that no person may acquire control of a bank unless the appropriate federal supervisory agency has been given 60-days prior written notice and within that time has not disapproved the acquisition or extended the period for disapproval.

            Under the Bank Secrecy Act ("BSA"), the Bank is required to report to the Internal Revenue Service currency transactions of more than $10,000 or multiple transactions of which the Bank is aware in any one day that aggregate in excess of $10,000. Civil and criminal penalties are provided under the BSA for failure to file a required report, for failure to supply information required by the BSA or for filing a false or fraudulent report.

            The garnets German Depository Institutions Act of 1982 ("1982 Act"), removes certain restrictions on the lending powers and liberalizes the depository abilities of the Bank. The 1982 Act also amends FIRA (see above) by eliminating certain statutory limits on lending of a bank to its executive officers, directors, principal shareholders or related interests thereof and by relaxing certain reporting requirements. However, the 1982 Act strengthened FIRA provisions respecting management interlocks and correspondent bank relationships by management personnel.

            Community Reinvestment Act
            --------------------------

            The Community Reinvestment Act of 1977, as amended (the "CRA"), and the regulations promulgated to implement the CRA are designed to create a system for bank regulatory agencies to evaluate a depository institution's record in meeting the credit needs of its community. Until May 1995, a depository institution was evaluated for CRA compliance based upon 12 assessment factors.

            The CRA regulations were completely revised as of May 4, 1995, to establish new performance-based standards for use in examining a depository institution's compliance with the CRA (the "revised CRA regulations"). The revised CRA regulations establish new tests for evaluating both small and large depository institutions' investment in the community. A "small bank" is defined as a bank which has total assets of less than $250 million and is independent or is an affiliate of a holding company with less than $1 billion in assets. Pursuant to the revised CRA regulations, a depository institution which qualifies as a "small bank" will be examined under a streamlined procedure which emphasizes lending activities. The streamlined examination procedures for a small bank became effective on January 1, 1996.

            A large retail institution is one which does not meet the "small bank" definition, above. A large retail institution can be evaluated under one of two tests: (1) a three-part test evaluating the institution's lending, service and investment performance; or (2) a "strategic plan" designed by the institution with community involvement and approved by the appropriate federal bank regulator. A large institution must choose one of these options prior to July 1997, but may opt to be examined under one of these two options prior to that time. Effective January 1, 1996, a large retail institution that opts to be examined pursuant to a strategic plan may submit its strategic plan to the bank regulators for approval.

            In addition, the revised CRA regulations include separate rules regarding the manner in which "wholesale banks" and "limited purpose banks" will be evaluated for compliance.

            The new CRA regulations are being phased in over a two-year period, beginning July 1, 1995, with a final effective date of July 1, 1997. Until the applicable test is phased in, institutions may be examined under the prior CRA regulations.

            On December 27, 1995, the federal banking regulators issued a joint final rule containing technical amendments to the revised CRA regulations. Specifically, the recent technical amendments clarify the various effective dates in the revised CRA regulations, correct certain cross references and state that once an institution becomes subject to the requirements of the revised CRA regulations, it must comply with all aspects of the revised CRA regulations, regardless of the effective date of certain provisions. Similarly, once an institution is subject to the revised CRA regulations, the prior CRA regulations do not apply to that institution.

            For the purposes of the revised CRA regulations, the Bank is deemed to be a small depository institution, based upon financial information as of December 31, 1995. In the future, the Bank will be evaluated for CRA compliance using the streamlined procedures for a small bank/three-part, performance-based test/strategic plan option. Under the 12 assessment factors contained in the prior CRA regulations, the Bank received a "2" rating in 1995. The Dime Bank expects to receive a rating under the revised CRA regulations which is consistent with its rating in 1995.

            Concentration
            -------------

            The Company and the Bank are not dependent for deposits to a single customer or to a small group of customers the loss of any one or more of which would have a materially adverse effect on the financial condition of the Company or the Bank.

Item 2.     Description of Property

            The Company does not own or lease any property except through the Bank.

            The Bank has a main office located in Honesdale, Pennsylvania, and three branch offices located in Hawley, Damascus and Greentown, Pennsylvania. The Bank owns the Honesdale and Hawley locations. The Damascus location is a leased facility with a twenty (20) year term providing for annual payments of $48,179 for the entire lease period. The Greentown location is leased with a five (5) year term and two additional five (5) year options for renewal.
The
lease amount is currently $22,600 annually with that rate fixed until December 1998 at which time an adjustment will be made annually based upon increases in the Consumer Price Index.

            It is management's opinion that the facilities currently utilized are suitable and adequate for current and immediate future purposes.


Item 3.     Legal Proceedings

            General
            -------

            The nature of the Company's and the Bank's business generates a certain amount of litigation involving matters arising in the ordinary course of business. However, in the opinion of management of the Company and the Bank, there are no proceedings pending to which the Company and the Bank is a party or to which their property is subject, which, if determined adversely to the Company and the Bank, would be material in relation to the Company's and the Bank's undivided profits or financial condition, nor are there any proceedings pending other than ordinary routine litigation incident to the business of the Company and the Bank. In addition, no material proceedings are pending or are known to be threatened or contemplated against the Company and the Bank by government authorities or others.

            Environmental Issues
            --------------------

            There are several federal and state statutes that govern the obligations of financial institutions with respect to environmental issues. Besides being responsible under such statutes for its own conduct, a bank also may be held liable under certain circumstances for actions of borrowers or other third parties on properties that collateralize loans held by the bank. Such potential liability may far exceed the original amount of the loan made by the bank. Currently, the Bank is not a party to any pending legal proceedings under any environmental statue nor is the Bank aware of any circumstances that may give rise to liability of the Bank under any such statute.

                                   Part II


Item 5.     Market for the Common Equity and Related Stockholder Matters

            The caption "Market Prices of Stock/Dividends Declared" contained in the Company's Annual Report (at page 14 ) filed as Exhibit 13 hereto is incorporated in its entirety by reference under this Item 5.

            Cash available for dividend distributions to shareholders of the Company may come initially from dividends paid by the Bank to the Company. Therefore, the restrictions on the Bank's dividend payments are directly applicable to the Company. The Federal Deposit Insurance Act generally prohibits all payments of dividends by any bank which is in default on any assessment to the FDIC or which would be deemed by the FDIC to be an unsafe and unsound practice. Presently, the Bank is not in default in any assessment to the FDIC.

            The Pennsylvania Banking Code of 1965 (the "Code") provides that cash dividends may be declared and paid only out of accumulated net earnings and that, prior to the declaration of any dividend, if the surplus fund (as defined in the Code) of the Bank is less than the amount of its common capital, the Bank shall, until the surplus is equal to such an amount, transfer to the surplus an amount which is at least 10% of the net earnings of the Bank for the period since the end of the last fiscal year or for any shorter period since the declaration of a dividend. If the surplus of the Bank is less than 50% of the amount of capital, no dividend may be declared or paid without the prior approval of the Department until such surplus is equal to 50% of the Bank's capital.

            As of December 31, 1996, there were $11,086,174 accumulated net earnings available at the Bank that could be paid as a dividend to the Company under current Pennsylvania law.

            Dividend Restrictions on the Company
            ------------------------------------

            Under the Pennsylvania Business Corporation Law of 1988, as amended (the "BCL"), the Company may not pay a dividend if, after giving effect thereto, either (a) the Company would be unable to pay its debts as they become due in the usual course of business or (b) the Company's total assets would be less than its total liabilities. The determination of total assets and liabilities may be based upon: (i) financial statements prepared on the basis of generally accepted accounting principles; (ii) financial statements that are prepared on the basis of other accounting practices and principles that are reasonable under the circumstances; or (iii) a fair valuation or other method that is reasonable under the circumstances.


Item 6.      Management's Discussion and Analysis or Plan of Operation

            The caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" contained in the Company's Annual Report (at page 6 ) filed at Exhibit 13 hereto is incorporated in its entirety by reference under this Item 6.

Nonperforming Loans and Nonperforming Assets

            Statement of Financial Accounting Standards No. 114, "Accounting by Creditors for Impairment of a Loan," as amended by Statement No. 118, was adopted by the Company effective January 1, 1995. This statement requires recognition of impairment of a loan when it is probable that principal and interest are not collectible in accordance with the terms of the loan agreement. Measurement of impairment is based upon the present value of expected future cash flows discounted at the loan's effective interest rate, or as a practical expedient, at the loan's market value or the fair value of the collateral, if known. At December 31, 1996 and 1995, the Company had impaired loans of $1,122,196 and $863,272, respectively with related allowance for loan loss of approximately $173,548 and$29,000, respectively. There were no impaired loans without a related allowance for loan losses. For the year ended December 31, 1996 and 1995, average impaired loans were $1,128,161 and $868,000, respectively.

            The following table identifies nonperforming loans including nonaccrual loans and past due loans which were contractually past due 90 days or more as to interest or principal payments. Renegotiated loans are those which terms have been renegotiated to provide a reduction or deferral of principal or interest as a result of the deteriorating position of the borrower.
                                                           December 31,
                                                       1996           1995
                                                    ----------     ----------
                                                     (Dollars in thousands)
Loans accounted for on a non-accrual basis:
      Mortgage loans                                $    1,348     $      802
      Commercial                                           202             43
      Consumer                                             272            251
                                                    ----------     ----------
Total                                                    1,822          1,096
                                                    ----------     ----------

Accruing loans which are contractually past due 90 days or more:

      Mortgage loans                                       692            112
      Commercial                                            34            339
      Consumer                                             108             12
                                                    ----------     ----------
Total                                                      834            463
                                                    ----------     ----------


Renegotiated loans                                           -              -

           Total nonperforming loans                     2,656          1,559
      Other real estate owned                              461            389
      Nonaccrual security                                    -            151
                                                    ----------     ----------
           Total nonperforming assets               $    3,117     $    2,099
                                                    ==========     ==========

      Nonperforming loans as a percent of total loans    2.66%          1.74%
      Nonperforming assets as a percent of assets        2.22%          1.70%

      Amount of interest lost on nonperforming loans       151             83

The accrual of interest is generally discontinued when in the opinion of management reasonable doubt exists as to the collectability of additional interest. Loans are returned to accrual status when (a) none of the principal and interest is due and unpaid and repayment of the remaining contractual principal and interest is expected; or (b) when it otherwise becomes well secured and in the process of collection.

Any loans which have been classified for regulatory purposes as loss, doubtful, substandard or special mention that have not been disclosed under
Item III of Industry Guide 3 do not (i) represent or result from trends or uncertainties which management reasonably expects will materially impact future operating results, liquidity, or capital resources, or (ii) represent material credits about which management is aware of any information which causes them to have serious doubts as to the ability of borrowers to comply with the loan repayment terms as of December 31, 1996.

Summary of Loan Loss Experience

The following table presents an analysis of the reserve for loan losses for the two years ended December 31, 1996:
                                                           December 31,
                                                       1996           1995
                                                    ----------     ----------
                                                     (Dollars in thousands)
Loans outstanding at end of period                  $  100,013     $   89,656
                                                    ==========     ==========

Average loans outstanding                           $   93,430     $   85,021
                                                    ==========     ==========

Reserve for possible losses:
     Balance, beginning of the period               $    1,248     $    1,133
Loans charged off:
     Commercial                                            181            196
     Real estate                                           175             61
     Consumer                                              158             71
                                                    ----------     ----------

          Total loans charged off                          514            328
                                                    ----------     ----------
Recoveries:
     Commercial                                             12             47
     Real estate                                            36              -
     Consumer                                               35             14
                                                    ----------     ----------

          Total recoveries                                  83             61
                                                    ----------     ----------

          Net loans charged off                            431            267
                                                    ----------     ----------

Provisions charged to expense                              549            382
                                                    ----------     ----------

Balance, end of period                              $    1,366     $    1,248
                                                    ==========     ==========

Ratios:
     Net charge offs as a percent of average
       loans outstanding                                 0.46%          0.31%
     Reserve for loan losses as a percent of
       average loans outstanding                         1.46%          1.47%

A portion of the allowance is specifically allocated to individual loans or group of loans. As of December 31, 1996 the allowance for loan losses is allocated as follows:


                                                 Amount of      Percent of
                                               allowance for   loans in each
                                                 loan loss      category to
                                                 allocated      total loans
                                                 ---------       ---------
                                                   (Dollars in thousands)

Commercial, financial and agricultural           $     179         14.2%
Real estate - construction                               4          0.7%
Real estate - mortgage                                 890         68.4%
Installment loans to individuals                       272         16.7%
Unallocated                                             21            -
                                                 ---------       ---------
                                                 $   1,366        100.0%
                                                 =========       =========

Management adjusts the allowance for loan losses by provisions charged to current earnings for estimated losses that may exist in the loan portfolio. Management continually monitors the loan portfolio to determine an appropriate level for the allowance for loan losses and has implemented an internal loan review process which includes reviewing significant loans quarterly and nonperforming loans on a continuous basis. Potential loss estimates are made for each loan reviewed. Additionally, based upon prior history, management also allocates specific reserves to smaller balance loans which are not subject to individual review.

Management believes the allowance for loan losses is currently maintained at an appropriate level based upon the known risk within the loan portfolio, historical analysis of loan losses, current economic conditions and trends within the financial institutions industry.

Loan Maturity Schedule

Following is a maturity schedule of all accruing loans at December 31, 1996:


                               Due 1 year     Due 1-5     Due after 5
                                or less        years        years
                               ----------    ---------    ---------
  Fixed rate:
  Commercial                   $    797      $  3,859     $    485
  Real estate                       588         2,929        8,285
  Other                             937        12,815        1,189
                               ----------    ---------    ---------
  Total fixed rate loans       $  2,322      $ 19,603     $  9,959
                               ==========    =========    =========

                                           Reprice          Reprice
                                        within 1 year      within 1-5
                                                             years
                                           --------         --------
  Variable rate:
  Commercial                               $ 10,243         $      -
  Real estate                                51,918            4,645
  Other                                       1,300               71
                                           --------         --------
  Total variable rate loans                $ 63,461         $  4,716
                                           ========         ========

Investment Portfolio

The following table sets forth the carrying value of the Company's investment securities portfolio at the date indicated. At December 31, 1996 the market value of the Company's held to maturity investment securities was $14,907,048.


Available for Sale                                    1996           1995
------------------                                  --------       --------
          (Dollars in thousands)
U. S. Treasury securities                           $  2,999       $  6,024
U. S. Government agency securities                     2,848          3,525
Obligations of states and political subdivisions           -            151
Mortgage-backed securities                               507            903
Commercial paper                                       6,501              -
Equity securities                                         860            850
                                                    --------       --------
      Total                                         $ 13,715       $ 11,453
                                                    ========       ========


Held to Maturity                                      1996           1995
----------------                                    --------       --------
Obligations of states and political subdivisions    $  5,951       $  6,404
Corporate securities                                   8,841          2,863
                                                    --------       --------
      Total                                         $ 14,792       $  9,267
                                                    ========       ========

There were no securities held for any issuer that were greater than ten percent of stockholders' equity as of December 31, 1996.

Proceeds from the sale of investment securities available for sale were $354,248 in 1996. The Company realized gross gains of $59,257 for the year ended December 31, 1996. There were no sales of investment securities during 1995.

INVESTMENT MATURITY
Investment Portfolio Maturities

The following table sets forth certain information regarding the carrying values, weighted average yields and maturities of the Bank's Available for Sale investment securities portfolio at December 31, 1996.

                                  One year          One to             Five to           After ten            Total
                                  or less         five years          ten years            years      Investment Securities
                             -------------------------------------------------------------------------------------------
Available for Sale
------------------
                                      Average            Average            Average            Average            Average
                             Carrying  yield    Carrying  yield    Carrying  yield    Carrying  yield    Carrying  yield
                               Value    (1)       Value    (1)       Value    (1)       Value    (1)       Value    (1)
                             --------------------------------------------------------------------------------------------
                                                                (Dollars in thousands)
U.S.  Treasury securities    $ 2,006   5.47%    $   993   6.15%   $      -      -     $      -      -     $ 2,999   5.69%

U.S. Government Agency
  Securities                       -      -       2,144   6.47%        704   7.85%           -      -       2,848   6.81%
Mortgage-backed securities       507   4.73%          -      -           -      -            -      -         507   4.73%
Commercial Paper               6,501   5.68%          -      -           -      -            -      -       6,501   5.68%
Equity securities                  -      -           -      -           -      -          860      0         860   6.29%
                             --------------------------------------------------------------------------------------------

Total                        $ 9,014   5.58%    $ 3,137   6.37%   $    704   7.85%    $    860      0     $13,715   5.92%
                             ============================================================================================

[FN]
(1) Weighted average yields have been computed on a taxable equivalent basis assuming a federal income tax rate of 34%

INVESTMENT MATURITY
Investment Portfolio Maturities

The following table sets forth certain information regarding the carrying values, weighted average yields and maturities of the Bank's Held to Maturity investment securities portfolio at December 31, 1996.

                                  One year          One to             Five to           After ten               Total
                                  or less         five years          ten years            years         Investment Securities
                             ------------------------------------------------------------------------------------------------------
Held to Maturity
----------------
                                      Average            Average            Average            Average            Average
                             Carrying  yield    Carrying  yield    Carrying  yield    Carrying  yield    Carrying  yield     Market
                               Value    (1)       Value    (1)       Value    (1)       Value    (1)       Value    (1)      Value
                             ------------------------------------------------------------------------------------------------------
                                                               (Dollars in thousands)

Obligations of states        $ 3,638   6.53%    $ 1,152   7.91%   $ 1,061   8.85%    $    100  12.50%    $ 5,951   7.30%   $ 6,042
political subdivisions


Other securities               8,240   6.04%        602   7.17%         -      -            -      -       8,842   6.12%     8,865
                             -------   -----    -------   -----   -------   -----    --------  ------    -------   -----   -------

Total                        $11,878   6.19%    $ 1,754   7.66%   $ 1,061   8.85%    $    100  12.50%    $14,793   6.59%   $14,907
                             =====================================================================================================

[FN]
(1) Weighted average yields have been computed on a taxable equivalent basis assuming a federal income tax rate of 34%

Inflation and Changing Prices

Management is aware of the impact inflation has on interest rates and, therefore, the impact it can have on the Company's performance. The ability of a financial institution to cope with inflation can be determined by analysis and monitoring of its asset and liability structure. The Company monitors its asset and liability position with particular emphasis on the mix of interest rate sensitive assets and liabilities in order to reduce the effect of inflation upon its performance. However, the asset and liability structure of a financial institution is substantially different from that of industrial corporations in that virtually all assets and liabilities are monetary in nature, meaning that they have been or will be converted into a fixed number of dollars regardless of changes in prices. Examples of monetary items include cash, loans and deposits. Nonmonetary items are those assets and liabilities which do not gain or lose purchasing power solely as a result of general price level changes. Examples of nonmonetary items are premises and equipment.

Inflation can have a more direct impact on categories of noninterest expenses such as salaries and wages, supplies and employee benefit costs. These expenses normally fluctuate more in line with changes in the general price level and are very closely monitored by Management for both the effects of inflation and increases related to such items as staffing levels, usages of supplies and occupancy costs.

Regulatory Matters

Management is not aware of any known trends, events or uncertainties that will have or that are reasonably likely to have a material effect on the Company's liquidity, capital resources or results of operations. Management is also not aware of any current recommendations by regulatory authorities which, if they were to be implemented, would have a material effect on the Company's liquidity, capital resources or results of operations.


Item 7.     Financial Statements


            The Company's Consolidated Financial Statements and notes thereto contained in the Annual Report (beginning at page 16) filed as Exhibit 13 hereto are incorporated in their entirety by reference under this Item 7.

                                  Part III


Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act


            The captions "Information As To Nominees, Directors and Executive Officers," "Principal Officers of the Company," "Principal Officers of the Bank" and "Section 16(a) Beneficial Ownership Compliance" contained in the Company's Proxy Statement (at pages 5 & 6,10,10 and 4, respectively) filed at
Exhibit 99A hereto is incorporated in their entirety by reference under this
Item 9.


Item 10.    Executive Compensation


            The captions "Executive Compensation" and "Directors Compensation" contained in the Company's Proxy Statement (at pages 6 & 8) filed as
Exhibit 99A hereto is incorporated in its entirety by reference under this
Item 10.


Item 11.    Security Ownership of Certain Beneficial Owners and Management


            The caption "Principal Beneficial Owners of the Company's Stock" contained in the Company's Proxy Statement (at pages 2 & 3) filed as Exhibit 99A hereto is incorporated in its entirety by reference under this Item 11.


Item 12.    Certain Relationships and Related Transactions


            The information under the caption "Certain Transactions" contained in the Company's Proxy Statement (at page 9) filed as Exhibit 99A hereto is incorporated in its entirety by reference under this Item 12.

Item13.      Exhibits and Reports on Form 8-K


            (a)      Exhibits required by Item 601 of Regulation S-B:

Exhibit Number Referred to
Item 601 of Regulation S-B                  Description of Exhibit
--------------------------                  ----------------------

          2                        None.
          3A                       Articles of Incorporation of the Company at
                                   Exhibit 3A to Form S-4 (33-58936), filed on
                                   February 26, 1993, and hereby incorporated
                                   by reference.
          3B                       By-laws of the Company at Exhibit 3B to
                                   Form S-4 (33-58936), filed on February 26,
                                   1993, and hereby incorporated by reference.
          4                        None.
          9                        None.
          10                       None.
          11                       None.
          13                       Annual Report to Shareholders for Fiscal
                                   Year Ended December 31, 1996.
          16                       None.
          18                       None.
          21                       List of Subsidiaries of the Company
          22                       None.
          23                       None.
          24                       None.
          27                       Financial Data Schedule.
          28                       None.
          99A                      Proxy Statement, Notice of Annual Meeting
                                   and Form of Proxy for the Annual Meeting of Shareholders to be held April 24, 1997, and hereby incorporated by reference.


          (b)      Reports on Form 8-K.

            The Company has filed no reports on Form 8-K during the last quarter of the fiscal year ended December 31, 1996.

                                  SIGNATURES


            In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DIMECO, INC.
      (Issuer)


By:/s/ Joseph J. Murray
   --------------------------------
      Joseph J. Murray
      President

Date: March 26, 1997


            In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



By:/s/ David M Boyd
   --------------------------------
      David M. Boyd
      Vice President and Director

Date: March 26, 1997



By:/s/ Maureen H. Beilman
   --------------------------------
      Maureen H. Beilman
      Treasurer
      (Principal Financial and
       Accounting Officer)

Date: March 26, 1997



By:/s/ John S. Reisendahl
   --------------------------------
      John S. Kiesendahl
      Director

Date: March 26, 1997

By:/s/ Joseph J. Murray
   --------------------------------
      Joseph J. Murray
      President, Chief Executive
      Officer and Director
      (Chief Executive Officer)

Date: March 26, 1997



By:/s/ Thomas A. Peifer
   --------------------------------
      Thomas A. Peifer
      Director

Date: March 26, 1997



By:/s/ William E. Schwarz
   --------------------------------
      William E. Schwarz
      Chairman of the Board
       and Director

Date: March 26, 1997



By:/s/ Henry M. Skier
   --------------------------------
      Henry M. Skier
      Director

Date: March 26, 1997



By:/s/ Gerard J. Weniger
   --------------------------------
      Gerald J. Weniger
      Secretary and Director

Date: March 26, 1997

                             INDEX TO EXHIBITS


Item Number   Description                                         Page

     13       Annual Report to Shareholders for
              Fiscal Year Ended December 31, 1996. . . . . . . . . 32

     21       List of Subsidiaries of the
              Company. . . . . . . . . . . . . . . . . . . . . . . 62

     27       Financial Data Schedule. . . . . . . . . . . . . . . 63