Form 10QSB
period 1997-03-31
DIMECO INC
filed 1997-05-14
CIK 898037

                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

                                 FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OF 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 1997

OR

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
    For the transition period from            to
                                  ------------  ------------

                      Commission file Number 33-58936

                                Dimeco, Inc.
          ------------------------------------------------------
          (Exact name of registrant as specified in its charter)


Pennsylvania                                                        23-2250152
------------------------------------------------------------------------------
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                             Identification No.)

                             820 Church Street
                       -----------------------------
                            Honesdale, PA  18431
                       -----------------------------
                 (Address of principal executive offices)

                              (717) 253-1970
                       -----------------------------
                        (Issuer's Telephone Number)

                              Not Applicable
          ------------------------------------------------------

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

As of May 2, 1997, there were 726,219 shares outstanding of the issuer's common stock with an aggregate market value of approximately $19,063,241.

                                 Dimeco, Inc.
                                    INDEX



PART I - FINANCIAL INFORMATION                                        Page
                                                                      ----
     Item 1.  Financial Statements

              Consolidated Balance Sheet (unaudited) as of
              March 31, 1997 and December 31, 1996                      3

              Consolidated Statement of Income (unaudited) for
              the three months ended March 31, 1997 and 1996            4

              Consolidated Statement of Changes in Stockholders'
              Equity (unaudited) for the three months ended
              March 31, 1997                                            5

              Consolidated Statement of Cash Flows (unaudited)
              for the three months ended March 31, 1997 and 1996        6

              Notes to Consolidated Financial Statements (unaudited)    7

     Item 2.  Management's Discussion and Analysis of Financial
              Condition and Results of Operations                     8-11

PART II - OTHER INFORMATION

     Item 1.  Legal Proceedings                                        12

     Item 2.  Changes in Securities                                    12

     Item 3.  Defaults Upon Senior Securities                          12

     Item 4.  Submissions of Matters to a Vote of Security Holders     12

     Item 5.  Other Information                                        12

     Item 6.  Exhibits and Reports on Form 8-K                         12

SIGNATURES                                                             13

                                Dimeco, Inc.
                    CONSOLIDATED BALANCE SHEET (Unaudited)

                                                    March 31,    December 31,
                                                      1997           1996
                                                  ------------   ------------
ASSETS
Cash and due from banks                           $  1,354,586   $  1,600,524
Interest-bearing deposits in other banks             2,583,845      3,718,168
Federal funds sold                                           -      1,195,000
                                                  ------------   ------------
          Total cash and cash equivalents            3,938,431      6,513,692
                                                  ------------   ------------

Mortgage loans held for sale                                 -        206,813
Investment securities
   (market value $12,432,086 and $14,907,048)       12,342,494     14,792,495
Investment securities available for sale            10,877,556     13,714,782

Loans (net of unearned income of $1,756,943
   and $1,473,603)                                 103,131,998    100,013,324
Less allowance for loan losses                       1,455,687      1,366,006
                                                  ------------   ------------

     Net loans                                     101,676,311     98,647,318
                                                  ------------   ------------

Premises and equipment, net                          3,007,665      3,066,150
Other real estate                                      460,619        460,619
Accrued interest receivable                          1,078,434      1,003,565
Other assets                                         1,960,963      1,878,770
                                                  ------------   ------------

     TOTAL ASSETS                                 $135,342,473   $140,284,204
                                                  ============   ============
LIABILITIES
Deposits:
     Noninterest-bearing                          $ 12,437,375   $ 12,760,278
     Interest-bearing                              108,262,753    113,242,229
                                                  ------------   ------------

     Total Deposits                                120,700,128    126,002,507
                                                  ------------   ------------

Short-term borrowings                                        -              -
Accrued interest payable                               521,707        521,229
Other liabilities                                      697,380        613,193
                                                  ------------   ------------

     TOTAL LIABILITIES                             121,919,215    127,136,929
                                                  ------------   ------------

STOCKHOLDERS' EQUITY
Common stock, $.50 par value; 3,000,000 shares
   authorized, 724,040 and 721,904 shares issued
   and outstanding                                     362,020        360,952
Capital surplus                                      2,608,337      2,558,151
Retained earnings                                   10,494,072     10,257,053
Net unrealized loss on securities                      (41,171)      ( 28,881)
                                                  ------------   ------------

     TOTAL STOCKHOLDERS' EQUITY                     13,423,258     13,147,275
                                                  ------------   ------------

     TOTAL LIABILITIES AND
        STOCKHOLDERS' EQUITY                      $135,342,473   $140,284,204
                                                  ============   ============



See accompanying notes to the consolidated financial statements.

                                Dimeco, Inc.
                CONSOLIDATED STATEMENT OF INCOME (Unaudited)


                                                      Three Months Ended
                                                           March 31,
                                                      1997            1996
                                                  ------------   ------------

INTEREST INCOME
     Interest and fees on loans                   $  2,222,207   $  2,123,519
     Interest-bearing deposits in other banks            5,737          4,015
     Federal funds sold and securities purchased
          under agreements to resell                    16,649        120,795
      Investment securities:
     Taxable                                           309,303        161,217
     Exempt from federal income tax                     65,852         80,595
                                                  ------------   ------------
          Total interest income                      2,619,748      2,490,141
                                                  ------------   ------------

INTEREST EXPENSE
     Deposits                                        1,123,776      1,067,652
     Borrowed funds                                      4,912              -
     Securities sold under agreements to repurchase          -         29,643
                                                  ------------   ------------
          Total interest expense                     1,128,688      1,097,295
                                                  ------------   ------------

NET INTEREST INCOME                                  1,491,060      1,392,846
Provision for loan losses                              135,000        136,500
                                                  ------------   ------------
NET INTEREST INCOME AFTER PROVISION
   FOR LOAN LOSSES                                   1,356,060      1,256,346
                                                  ------------   ------------

OTHER INCOME
Service charges on deposit accounts                     50,686         49,330
Gain (loss) on loans available for sale                 13,994           (338)
Other operating income                                 102,156        105,721
                                                  ------------   ------------
          Total other income                           166,836        154,713
                                                  ------------   ------------

OTHER EXPENSES
Salaries and employee benefits                         533,444        480,015
Occupancy expense, net                                  85,702         76,510
Furniture and equipment expense                         70,183         59,493
Deposit insurance premiums                               1,318            500
Other operating expenses                               303,203        289,474
                                                  ------------   ------------
          Total other expenses                         993,850        905,992
                                                  ------------   ------------

Income before income taxes                             529,046        505,067
Income tax expense                                     161,700        150,000
                                                  ------------   ------------

Net income                                        $    367,346   $    355,067
                                                  ============   ============

NET EARNINGS PER SHARE                            $        .51   $        .50
                                                  ============   ============


See accompanying notes to the consolidated financial statements.

                                Dimeco, Inc.
     CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (Unaudited)

                                                                              Net unreal-
                                                                               ized gain       Total
                                      Common        Capital      Retained      (loss) on   Stockholders'
                                       Stock        Surplus      Earnings     Securities       Equity
                                    -----------   -----------   -----------   -----------   -----------
Balance, December 31, 1996          $   360,952   $ 2,558,151   $10,257,053   $   (28,881)  $13,147,275

Net income                                                          367,346                     367,346
Net unrealized loss on securities
  available for sale                                                              (12,290)      (12,290)
Dividend reinvestment and stock
  purchase plan                           1,068        50,186                                    51,254
Cash dividends ($.18 per share)                                    (130,327)                   (130,327)
                                    -----------   -----------   -----------   -----------   -----------
Balance, March 31, 1997             $   362,020   $ 2,608,337   $10,494,072   $   (41,171)  $13,423,258
                                    ===========   ===========   ===========   ===========   ===========




















See accompanying notes to the consolidated financial statements.

                                Dimeco, Inc.
                    STATEMENT OF CASH FLOWS (Unaudited)



For the three months ended March 31,                 1997            1996
------------------------------------             ------------   ------------

Operating Activities
Net income                                       $    367,346   $    355,067
Adjustments to reconcile net income to net cash
  provided by operating activities:
     Provision for loan losses                        135,000        136,500
     Depreciation                                      75,174         64,440
     Amortization (accretion) of investments, net      (6,511)        28,095
     Market value adjustment, loans held for sale           -            338
   Net decrease (increase) in loans held for sale     206,813       (413,145)
     Increase in interest receivable                  (74,869)       (33,152)
     Increase in interest payable                         478         75,882
Amortization of net deferred loan origination fees    (16,528)       (18,103)
     Other, net                                         7,942        116,634
                                                 ------------   ------------
          Net cash provided by operating activities   694,845        312,556
                                                 ------------   ------------

Investing Activities:
Investment securities available for sale:
     Proceeds from maturities and repayments
          of investment securities                 10,782,729      6,281,946
     Purchase of investment securities             (7,938,613)    (3,334,279)
Investment securities:
     Proceeds from the maturities or repayments
          of investment securities                  2,431,000              -
Loans originated or acquired, net                  (3,147,465)    (1,982,705)
Purchase of premises and equipment                    (16,689)       (19,574)
Proceeds from sale of other real estate owned               -         89,655
                                                 ------------   ------------
          Net cash provided by investing
               activities                           2,110,962      1,035,043
                                                 ------------   ------------
Financing Activities:
Increase (decrease) in deposits, net               (5,302,379)     1,358,815
Proceeds from dividend reinvestment/
  stock purchase plan                                  51,254        142,280
Dividends paid                                       (129,943)      (106,268)
                                                 ------------   ------------
          Net cash provided by (used for)
            financing activities                   (5,381,068)     1,394,827
                                                 ------------   ------------

          Increase (decrease) in cash and
            cash equivalents                       (2,575,261)     2,742,426

Cash and cash equivalents January 1,                6,513,692      9,121,691
                                                 ------------   ------------

Cash and cash equivalents March 31,              $  3,938,431   $ 11,864,117
                                                 ============   ============


See accompanying notes to the consolidated financial statements.

                                Dimeco, Inc.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)



NOTE 1 - BASIS OF PRESENTATION

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

Certain comparative amounts for prior periods have been reclassified to conform with current year presentation. The reclassifications did not effect net income or equity capital.


NOTE 2 - Pending Accounting Standards

On March 3, 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 128, "Earnings Per Share." Statement No. 128 will become effective for the Company beginning in 1998. This statement re-defines the standards for computing earnings per share(EPS) previously found in Accounting Principles Board Opinion No. 15, Earnings Per Share. Statement No. 128 establishes new standards for computing and presenting EPS and requires dual presentation of "basic" and "diluted" EPS on the face of the income statement for all entities with complex capital structures. Under Statement No. 128, basic EPS is to be computed based upon income available to common shareholders and the weighted average number of common shares outstanding for the period. Diluted EPS is to reflect the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company. Statement No. 128 also requires the restatement of all prior-period EPS data presented. The Company will adopt Statement No. 128 on January 1, 1998 and based on current estimates, does not believe the effect of adoption will have a significant impact on the Company's financial position or results of operations.

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                          AND RESULTS OF OPERATIONS

                             FINANCIAL CONDITION

Total assets at March 31, 1997 decreased $4,942,000 or 3.5% from the $140,284,000 reported at December 31, 1996. The Company historically shows a minimal decrease in asset size during the first quarter each year due to a temporary slow local economy.

Interest-bearing deposits in other banks decreased $1,134,000 or 30.5% due to the maturity of a $1,000,000 certificate of deposit in January, 1997. Federal funds sold were decreased to zero. These funds were purchased with the intention to fund maturities of time deposits in the first quarter of 1997.

Investment securities available for sale decreased $2,837,000 or 20.7% and investment securities held to maturity decreased $2,450,000 or 16.6%. Commercial paper of $6,500,000, which was purchased in the fourth quarter of 1996, matured in January 1997 and helped fund loan growth and maturities of certificates of deposit liabilities in the first quarter. Additional funds received on matured or called securities were reinvested in similar term investments.

Loans increased $3,119,000 or 3.1% during the period with the main growth in one-to-four family residential loans of $1,083,000 and commercial real estate loans of $1,087,000. Increases in these categories is indicative of the improving local real estate economy together with a concentrated marketing effort by the bank for these types of loans.

Interest-bearing deposits decreased $4,979,000 or 4.4% during the first quarter. $3,006,000 of these deposits were in the form of municipal certificates of deposit with maturities in the first quarter of 1997. The remainder of the decrease was mainly due to one depositor who had temporarily deposited the funds in the fourth quarter of 1996 before reinvesting in an outside investment option during the first quarter of 1997.

Equity capital increased $276,000 or 2.1% over the period primarily due to earnings of $367,000. The Dividend Reinvestment Plan added $51,000 and the dividend of $.18 per share was declared in March 1997 accounted for a decrease of $130,000.

Management monitors risk-based capital and leverage capital ratios in order to assess compliance with regulatory guidelines. At March 31, 1997 the Company had total risk-based capital totaling 14.58%, exceeding the 8.0% minimum risk-based capital requirement. Tier I risk-based capital, which must be at least fifty percent of total risk-based capital, was 13.32% at that date. Additionally, the Company must maintain a minimum leverage capital ratio of 3%; as of March 31, 1997 the Company's leverage capital ratio was 9.94%.

                          RESULTS OF OPERATIONS

COMPARISON OF THE THREE MONTHS ENDED MARCH 31, 1997 AND 1996.

The Company earned $367,000 for the first quarter of 1997, a $12,000 or 3.4% increase over the $355,000 recorded for the first quarter of 1996.

Net interest income increased $98,000 or 7.1% in 1997 over the 1996 figure. This increase in interest income of $130,000 or 5.2% is attributable to volume increases in the loan and investment portfolios with an increase in average earning assets of $9,949,000 in 1997 from 1996. At the same time, average interest yield on these assets decreased .37% to 8.00% in 1997 from 8.37% in 1996. Interest expense also increased $31,000 or 2.9% which was the result of increased volume offset by a decrease in cost of funds. The average cost of funds changed from 3.90% in 1996 to 3.70% in 1997 while the average size of the liability base increased $9,312,000 or 8.3%.

During 1997 the Company recognized a gain of $14,000 on loans available for sale. This category of loans reacts quickly to changes in market rates and the Company was able to take advantage of these market fluctuations to recognize a gain in 1997 which was not matched in 1996.

Salaries and employee benefits expense increased $53,000 or 11.1% from 1996 to 1997. This increase is due to approximately $25,000 in additional staffing in conjunction with the addition of the Greentown office in the Fall of 1996, annual salary increases of approximately 4.84% and increased costs of employee benefits due to a number of employees who have completed their probationary period and are now eligible for benefits for the first time in 1997.

Other operating expenses increased $13,000 or 4.74% over the period, due to a variety of individual expense item increases. The most significant items were an increase of $21,000 regarding computer software amortization and computer software maintenance expenses which was offset by a decrease of $19,000 in expenses related to ownership of foreclosed properties.

                          LIQUIDITY AND CASH FLOWS

To ensure that the Company can satisfy customer credit needs for current and future commitments and deposit withdrawal requirements, the Bank manages the liquidity position by ensuring that there are adequate short-term funding sources available for those needs. Liquid assets consists of cash and due from banks, federal funds sold, interest-bearing deposits with other banks and investment securities maturing in one year or less. The following table shows these liquidity sources, minus short-term borrowings, as of March 31, 1997 compared to December 31, 1996:

                                                       March 31,  December 31,
                                                          1997       1996
                                                        --------   --------
                                                      (dollars in thousands)

Cash and due from banks                                 $  1,355   $  1,601
Interest-bearing deposits with other banks                 2,584      3,719
Mortgage loans held for sale                                   -        207
Federal funds sold                                             -      1,195
Investment securities maturing in one year or less        12,564     20,384
                                                        --------   --------
                                                          16,503     27,106
Less short-term borrowings                                     -          -
                                                        --------   --------

     Net liquidity position                             $ 16,503   $ 27,106
                                                        ========   ========

As a percent of total assets                               12.2%      19.3%
                                                        ========   ========


Management monitors liquidity on a consistent basis and feels that liquidity levels are adequate. In addition to these liquidity sources, the Bank also has available a credit line with the Federal Home Loan Bank of approximately $3.5 million. Management feels that with this line of credit available, it is more prudent to invest available funds in longer maturity investments in order to increase profits while not hampering liquidity.

Management is not aware of any known trends, events or uncertainties that will have or is reasonably likely to have a material effect on the Company's liquidity, capital resources or operations, nor is management aware of any current recommendations by regulatory authorities which, if implemented, would have such an effect.

                                RISK ELEMENTS

The table below presents information concerning nonperforming assets including nonaccrual loans, renegotiated loans, loans 90 days or more past due, other real estate loans and repossessed assets at March 31, 1997 and December 31, 1996. A loan is classified as nonaccrual when, in the opinion of management, there are doubts about collectability of interest and principal. At the time the accrual of interest is discontinued, future income is recognized only when cash is received. Renegotiated loans are those loans with terms that have been renegotiated to provide a reduction or deferral of principal or interest as a result of the deterioration of the borrower.

                                                       March 31,  December 31,
                                                          1997       1996
                                                        --------   --------
                                                       (dollars in thousands)

Loans on nonaccrual basis                               $  1,223   $  1,822
Loans past due 90 days or more                             1,085        834
Renegotiated loans                                           630          -
                                                        --------   --------
     Total nonperforming loans                             2,938      2,656
Other real estate                                            461        461
Repossessed assets                                             4          -
                                                        --------   --------

     Total nonperforming assets                         $  3,403   $  3,117
                                                        ========   ========

Nonperforming loans as a percent of total loans             2.8%       2.7%
                                                        ========   ========

Nonperforming assets as a percent of total assets           2.5%       2.2%
                                                        ========   ========

Management believes the level of the allowance for loan losses at March 31, 1997 is sufficient. The relationship between the allowance for loan loses and outstanding loans is a function of the credit quality and known risk attributed to the loan portfolio. The on-going loan review program and credit approval process is used to determine the adequacy of the allowance for loan losses.

Included in total loans are loans of $1,116,000 which management has classified as impaired under the terms of Financial Accounting Standards Board Statement No. 114, "Accounting by Creditors for Impairment of a Loan-Income Recognition and Disclosure." The related allowance for loan losses on these loans amounted to $173,000. There were no impaired loans without a related allowance for loan losses. The average balance of impaired loans for the period was $1,120,000.

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

            NONE

  Item 2 -  Changes in the rights of the Company's security holders

            NONE

  Item 3 -  Defaults by the Company on its senior securities

            NONE

  Item 4 -  Results of votes of security holders

            The following represents the results of matters submitted to a vote of the shareholders at the annual meeting held on April 24, 1997:

            Election of Directors:

            The following directors were elected with terms to expire April, 2000:

                                         For         Against        Abstain
                                     ----------     ----------     ----------
            David M. Boyd          500,481.9668     5,851.5479             0.
            John S. Kiesendahl     500,542.6204     5,790.8943             0.

            S.R. Snodgrass was elected as the Company's Independent Auditors for the year ending December 31, 1997 by the following vote:

            For          506,333.5147
            Against            0.0000
            Abstain            0.0000

  Item 5 -  Other Information

            NONE

  Item 6 -  Exhibits and Reports on Form 8-K

            NONE

                                 SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused the report to be signed on its behalf by the undersigned, thereunto duly authorized.




                                DIMECO, INC.


Date:  May 7, 1997           By:\s\ Joseph J. Murray
                                ---------------------------
                                Joseph J. Murray
                                Executive Vice President and
                                Chief Executive Officer


Date:  May 7, 1997          By:\s\ Maureen H. Beilman
                               ----------------------------
                               Maureen H. Beilman
                               Controller