Form 10QSB
period 1997-06-30
DIMECO INC
filed 1997-08-13
CIK 898037

                    SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549

                               FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OF 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934
    For the quarterly period ended June 30, 1997

                                   OR

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
    For the transition period from              to
                                  --------------  --------------

                     Commission file Number 33-58936


                                Dimeco, Inc.
                             -----------------
           (Exact name of registrant as specified in its charter)

Pennsylvania                                                        23-2250152
------------------------------------------------------------------------------
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                             Identification No.)

                            820 Church Street
                          ---------------------
                           Honesdale, PA 18431
                          ---------------------
                (Address of principal executive offices)

                             (717) 253-1970
                          ---------------------
                       (Issuer's Telephone Number)

                              Not Applicable
                          ---------------------
(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Sections 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  X    No
    ---      ---

As of August 5, 1997, there were 722,736 shares outstanding of the issuer's common stock with an aggregate market value of approximately $20,236,597.

                              Dimeco, Inc.
                                 INDEX
                                                                        Page
                                                                        ----

PART I - FINANCIAL INFORMATION

  Item 1. Financial Statements

          Consolidated Balance Sheet (unaudited) as of June 30,
            1997 and December 31, 1996                                    3

          Consolidated Statement of Income (unaudited) for the
            three months and the six months ended
            June 30, 1997 and 1996                                        4

          Consolidated Statement of Cash Flows (unaudited) for
            the six months ended June 30, 1997 and 1996                   5

          Consolidated Statement of Changes in Stockholders' Equity       6

          Notes to Consolidated Financial Statements (unaudited)          7

  Item 2. Management's Discussion and Analysis of Financial
          Condition and Results of Operations                           9-13

PART II - OTHER INFORMATION

  Item 1. Legal Proceedings                                              14

  Item 2. Changes in Securities                                          14

  Item 3. Default Upon Senior Securities                                 14

  Item 4. Submissions of Matters to a Vote of Security Holders           14

  Item 5. Other Information                                              14

  Item 6. Exhibits and Reports on Form 8-K                               14

SIGNATURES                                                               15

                               Dimeco, Inc.
                  CONSOLIDATED BALANCE SHEET (Unaudited)

                                                June 30,       December 31,
                                                  1997             1996
                                             -------------    -------------
Assets
Cash and due from banks                      $   1,282,567    $   1,600,524
Interest-bearing deposits in other banks         3,488,280        3,718,168
Federal Funds Sold                               8,100,000        1,195,000
                                             -------------    -------------
   Total cash and cash equivalents              12,870,847        6,513,692
                                             -------------    -------------

Mortgage loans held for sale                              -         206,813
Investment securities held to maturity
   (market value $7,858,148 and $14,511,446)     7,799,691       14,792,495
Investment securities available for sale        11,754,953       13,714,782
Loans (net of unearned income of $1,645,175
   and $2,215,510)                             107,069,033      100,013,324
Less allowance for possible loan losses          1,341,166        1,366,006
                                             -------------    -------------
   Net loans                                   105,727,867       98,647,318
                                             -------------    -------------

Premises and equipment, net                      2,998,551        3,066,150
Other real estate                                  535,619          460,619
Accrued interest receivable                        975,537        1,003,565
Other assets                                     1,912,406        1,878,770
                                             -------------    -------------

   TOTAL ASSETS                              $ 144,575,471    $ 140,284,204
                                             =============    =============

Liabilities
Deposits:
   Noninterest-bearing                       $  14,590,913    $  12,760,278
   Interest-bearing                            115,349,287      113,242,229
                                             -------------    -------------
   Total Deposits                              129,940,200      126,002,507
                                             -------------    -------------

Accrued interest payable                           523,208          521,229
Other liabilities                                  475,887          613,193
                                             -------------    -------------

   TOTAL LIABILITIES                           130,939,295      127,136,929
                                             -------------    -------------

Stockholders' Equity
Common stock, $.50 par value; 3,000,000 shares
   authorized, 726,219 and 718,338 shares issued
   and outstanding                                 363,109          360,952
Capital surplus                                  2,659,526        2,558,151
Retained earnings                               10,794,135       10,257,053
Less treasury stock; (5,600 shares at cost)       (148,400)               -
Net unrealized loss on securities available
   for sale                                        (32,194)         (28,881)
                                             -------------    -------------

   TOTAL STOCKHOLDERS' EQUITY                   13,636,176       13,147,275
                                             -------------    -------------

   TOTAL LIABILITIES AND
      STOCKHOLDERS' EQUITY                    $ 144,575,471    $ 140,284,204
                                              =============    =============


See accompanying notes to the consolidated financial statements.

                               Dimeco, Inc.

                CONSOLIDATED STATEMENT OF INCOME (Unaudited)


                                                            Three Months                       Six Months
                                                           Ended June 30,                     Ended June 30,
                                                    ----------------------------      ----------------------------
                                                        1997             1996             1997             1996
                                                    -----------      -----------      -----------      -----------
INTEREST AND DIVIDEND INCOME
Interest and fees on loans                          $ 2,367,310      $ 2,139,306      $ 4,589,517      $ 4,262,825
Interest-bearing deposits in other banks                  6,271            8,319           12,008           12,334
Federal funds sold and securities
  purchased under agreement to resell                    30,479          130,983           47,128          251,778
Investment securities:
  Taxable                                               290,823          217,792          600,126          379,009
  Exempt from federal income tax                         62,644           81,056          128,496          161,651
                                                    -----------      -----------      -----------      -----------
        Total interest income                         2,757,527        2,577,456        5,377,275        5,067,597
                                                    -----------      -----------      -----------      -----------

INTEREST EXPENSE
Deposits                                              1,159,588        1,079,583        2,283,364        2,147,235
Borrowed funds                                              670                -            5,582                -
Securities sold under agreements to repurchase                -           28,993                -           58,636
                                                    -----------      -----------      -----------      -----------
        Total interest expense                        1,160,258        1,108,576        2,288,946        2,205,871
                                                    -----------      -----------      -----------      -----------

NET INTEREST INCOME                                   1,597,269        1,468,880        3,088,329        2,861,726

Provision for loan losses                               136,500          136,500          271,500          273,000
                                                    -----------      -----------      -----------      -----------
NET INTEREST INCOME AFTER PROVISION
  FOR LOAN LOSSES                                     1,460,769        1,332,380        2,816,829        2,588,726
                                                    -----------      -----------      -----------      -----------
OTHER INCOME
Service charges on deposit accounts                      56,062           57,374          106,748          106,704
Gain (loss) on loans available for sale                   6,037          (35,746)          20,031          (36,084)
Other operating income                                   97,228           91,996          199,384          197,717
Gain on sale of securities                                    -           59,257                -           59,257
                                                    -----------      -----------      -----------      -----------
  Total other income                                    159,327          172,881          326,163          327,594
                                                    -----------      -----------      -----------      -----------
OTHER EXPENSES
Salaries and employee benefits                          494,286          477,167        1,027,730          957,182
Occupancy expense, net                                   84,011           63,975          169,713          140,485
Furniture and equipment expense                          82,468           68,690          152,651          128,183
Deposit insurance premiums                                6,513              500            7,831            1,000
Other operating expense                                 333,644          296,456          636,847          585,930
                                                    -----------      -----------      -----------      -----------
        Total other expenses                          1,000,922          906,788        1,994,772        1,812,780
                                                    -----------      -----------      -----------      -----------
Income before income taxes                              619,174          598,473        1,148,220        1,103,540
Income tax expense                                      189,400          179,000          351,100          329,000
                                                    -----------      -----------      -----------      -----------
NET INCOME                                          $   429,774      $   419,473      $   797,120      $   774,540
                                                    ===========      ===========      ===========      ===========
NET EARNINGS PER SHARE                              $      0.59      $      0.58      $      1.10      $      1.08
                                                    ===========      ===========      ===========      ===========

[FN]
See accompanying notes to consolidated financial statements.

                              Dimeco, Inc.
                    STATEMENT OF CASH FLOWS (Unaudited)
                                                            Six Months
                                                          Ended June 30,
                                                        1997         1996
                                                     -----------  -----------
OPERATING ACTIVITIES
Net income                                           $   797,120  $   774,540
Adjustments to reconcile net income to net cash
  provided by operating activities:
   Provision for loan losses                             271,500      273,000
   Depreciation                                          166,279      130,406
   Market value adjustment, loans held for sale                -       31,365
   Amortization of investments, net                       (2,902)      64,393
   Deferred tax provision                                      -            -
   Investment securities gains                                 -      (59,257)
   Decrease (increase) in accrued interest receivable     28,028      (63,091)
   Increase (decrease) in accrued interest payable             -       (7,001)
   Net decrease in loans available for sale                1,979     (364,820)
   Amortization of net deferred loan origination fees    (38,446)     (41,995)
   Other, net                                           (206,673)    (150,668)
                                                     -----------  -----------
        Net cash provided by  operating activities     1,016,885      586,872
                                                     -----------  -----------

INVESTING ACTIVITIES
Investment securities available for sale:
  Proceeds from sales of investment securities                 -      354,248
 Proceeds from maturities or paydowns
   of investment securities                           20,708,218   11,698,103
  Purchase of investment securities                  (11,750,265) (14,889,043)
Net increase in loans                                 (7,181,790)  (5,586,211)
Purchase of premises and equipment                       (98,680)     (50,142)
Proceeds from sale of other real estate                        -       89,655
                                                     -----------  -----------
        Net cash provided by (used for)
         investing activities                          1,677,483   (8,383,390)
                                                     -----------  -----------

FINANCING ACTIVITIES
Increase (decrease) in deposits, net                   3,937,693    8,695,224
Decrease in short term borrowings                              -   (2,050,000)
Proceeds from dividend reinvestment and
 stock purchase plan                                     103,532      182,252
Dividends paid                                          (260,038)    (206,836)
Purchase Treasury Stock                                 (148,400)           -
                                                     -----------  -----------
  Net cash provided by financing activities            3,632,787    6,620,640
                                                     -----------  -----------
     Increase (decrease) in cash and cash equivalents  6,327,155   (1,175,878)

Cash and cash equivalents at beginning of period       6,513,692    9,121,689
                                                     -----------  -----------

Cash and cash equivalents at end of period           $12,840,847  $ 7,945,811
                                                     ===========  ===========

See accompanying notes to consolidated financial statements.

                                  Dimeco, Inc.
           CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

                                                                                              Net
                                                                                            Unrealized       Total
                                  Common                       Retained       Treasury        Loss on     Stockholders'
                                  Stock         Surplus        Earnings        Stock        Securities      Equity
                               ------------   ------------   ------------   ------------   ------------   ------------
Balance, December 31, 1997     $    360,952   $  2,558,151   $ 10,257,053   $          -   $    (28,881)  $ 13,147,275

Net Income                                                        797,120                                      797,120

Net Unrealized loss on
 securities                                                                                      (3,313)        (3,313)

Purchase treasury stock                                                         (178,400)                     (148,400)

Dividend reinvestment and
 stock purchase plan                  2,157        101,375                                                     103,532

Cash dividends (.36 per
 share)                                                          (260,038)                                    (260,038)
                               ------------   ------------   ------------   ------------   ------------   ------------

Balance, June 30, 1997         $    363,109   $  2,659,526   $ 10,794,135   $   (148,400)  $    (32,194)  $ 13,636,176
                               ============   ============   ============   ============   ============   ============


[FN]
See accompanying notes to the consolidated financial statements.

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

Certain comparative amounts for 1996 have been reclassified to conform to 1997 classifications.

Pending Accounting Pronouncements
---------------------------------

In June 1996, the Financial Accounting Standards Board ("FASB") issued Statement No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." The Statement provides consistent standards for distinguishing transfers of financial assets that are sales from transfers that are secured borrowings based on control-oriented "financial-components" approach. Under this approach, after a transfer of financial assets, an entity recognizes the financial and servicing assets it controls and liabilities it has incurred, derecognizes financial assets when control has been surrendered and derecognizes liabilities when extinguished. The provisions of Statement No. 125 are effective for transactions occurring after December 31, 1996, except those provisions relating to repurchase agreements, securities lending, and other similar transactions and pledged collateral, which have been delayed until after December 31, 1997 by Statement No. 127, "Deferral of the Effective Date of Certain Provisions of FASB Statement No. 125, an amendment of FASB Statement No. 125." The adoption of these statements is not expected to have a material impact on financial position or results of operations.

On March 3, 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 128, "Earning Per Share." Statement No. 128 will become effective for the Company beginning in December 1997. This statement re-defines the standards for computing earnings per share ("EPS") previously found in Accounting Principles Board Opinion No. 15, Earnings Per Share. Statement No. 128 establishes new standards for computing and presenting EPS and requires dual presentation of "basic" and "diluted" EPS on the face of the income statement for all entities with complex capital structures. Under Statement No. 128, basic EPS is to be computed based upon income availability to common shareholders and the weighted average number of common shares outstanding for the period. Diluted EPS is to reflect the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company. Statement No. 128 also requires the restatement of all prior-period EPS data presented. The Company will adopt Statement No. 128 as of December 31, 1997 and based on current estimates, does not believe the effect of adoption will have a significant impact on the Company's financial position or results of operations.

In July 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income." Statement No. 130 is effective for fiscal years beginning after December 15, 1997. This statement establishes standards for reporting and presentation of comprehensive income and its components (revenue, expenses, gains, and losses) in a full set of general purpose financial statements. It requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is presented with the same prominence as other financial statements.
Statement No. 130 requires that companies (i) classify items of other comprehensive income by their nature in a financial statement and (ii) display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of the statement of financial condition. Reclassification of financial statements for earlier periods provided for comprehensive purposes is required.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                           Financial Condition

Total assets at June 30, 1997 increased $4,291,000 or 3.1% to $144,575,000 from the $140,284,000 reported at December 31, 1996. Cash and cash equivalents increased $6,357,000 or 97.6% due mainly to increases in federal funds sold. In light of lower interest rates offered in the bond market, the proceeds of investment securities that have matured in 1997 were left in federal funds sold in order to keep liquidity levels high while maintaining interest income levels comparable to those on short term investments. The investment security portfolio reflects this with a decrease of $6,993,000 or 47.3% in held to maturity investments and $1,960,000 or 14.3% in the available for sale category.

The loan portfolio increased $7,056,000 or 7.1% from December 31, 1996, bringing the total to $107,069,000 as of June 31, 1997. Residential mortgages increased $1,239,000 from December 31, 1996 to $37,078,000 at June 30, 1997.
This growth is noteworthy in light of the fact that during the first half of 1997 the Company conducted three sales of residential mortgages in the
secondary market amounting to $2,014,000.   Commercial real estate loans grew
by $3,849,000 with loan activity in this category widely diversified among various types of businesses including children's camps, grocery stores, nursing homes, restaurants, retail shopping stores and others. Management believes that the loan growth is a reflection of an improving local economy. Although certain segments of the Company's marketplace continue to struggle, generally the areas served by the Company are beginning to experience some of the uptick that the nation has seen during the past two to three years.

Noninterest-bearing deposits increased $1,831,000 or 14.3% due in part to increased branching in the past two years along with normal cyclical commercial customer increased balances. Interest-bearing deposits increased $2,107,000 or 1.9%, the greatest single account type increase being statement savings accounts. Management believes this increase is due to competitive rates offered, with business customers in particular using this type of account.

Equity capital increased $489,000 or 3.7% since December 31, 1996, primarily the result of net earnings for the period of $797,000. The dividend reinvestment plan contributed $104,000. The Company took advantage of an opportunity to purchase a block of 5,600 shares of stock for $148,000. The Company will use this stock for purchases in the dividend reinvestment plan in the upcoming quarters. Stockholders' Equity was decreased by dividends of $260,000, which accounted for a 28.6% increase in dividends per share as compared to the first half of 1996.

Management monitors risk-based capital and leverage capital ratios in order to assess compliance with regulatory guidelines. At June 30, 1997, the bank had total risk-based capital of 14.3%, exceeding the 8.0% minimum risk-based capital requirement. Core equity capital, which must be at least fifty percent of the total risk-based capital, was 13.1% of this requirement at June 30, 1997. Additionally, the Company must maintain a minimum leverage capital ratio of 3%. As of June 30, 1997 the Company's leverage capital ratio was 9.4%.

                           Results of Operation

Comparison of the Six Months Ended June 30, 1997 and 1996.
---------------------------------------------------------

The Company earned $797,000 for the six months ended June 30, 1997, an increase of $23,000 or 2.9% from the $775,000 reported the first half of 1996.

The net interest margin increased $227,000 or 7.9% from 1996 to 1997 as a result of a volume increase of $12,767,000 in average interest earning assets and $8,092,000 in average interest-bearing liabilities while the Company experienced rate decreases in earning assets of .44% and .32% in interest-bearing liabilities.

The provision for loan losses remained constant in spite of increases in the size of the loan portfolio in light of management's continuing evaluation of credit risk in the portfolio. Our internal evaluation of the allowance for loan loss indicates that the current allowance is adequate and that the provision expense is sufficient. Management has taken an aggressive stand in charging off any loans that qualify under their more stringent charge-off guidelines and feels that this policy will in fact strengthen the quality of the remaining loan portfolio. The level of the allowance for loan loss as a percentage of total loans at June 30, 1997 was 1.25% compared with 1.41% at June 30, 1996.

Gains (losses) on loans held for sale increased $56,000 in 1997 from 1996. During 1996 the Company experienced losses in the held for sale loan category due to unrealized market value decreases while during 1997 the Company sold loans of $2,014,000 recognizing gains of $20,000.

In the second quarter of 1996, a municipal bond which had been in nonaccrual status and had been adjusted to a lower market value was refunded and sold realizing a gain of $52,000. In addition, a group of mortgage-backed securities which had been paid down to a value below our policy limits was sold realizing a gain of $7,000. There were no securities sold in 1997.

Salaries and employee benefits increased $71,000 or 7.4% in 1997 as compared to 1996. Payroll expense increased $49,000 or 7.1% which is due to a combination of normal salary increases of approximately 5.3%, increased deferral of payroll costs associated with the origination of loans of $43,000 (deducted from payroll expense) and to increased staffing due to the 1996 opening of the Greentown office amounting to $57,000.

Occupancy expense increased $29,000 or 20.8% mainly due to the leasing of the Greentown office in the fourth quarter of 1996.

Furniture and equipment expense increased $24,000 or 19.1% with increased depreciation expenses on fixed assets associated with the opening of the Greentown office and purchases of computer hardware made in 1996 accounting for $33,000 in increased expenses.

Other operating expense increased $51,000 or 8.7% from 1996 to 1997. Computer software amortization increased $16,000 with the purchase of $256,000 in new software during 1996. In addition, computer software maintenance coupled with increased expenses due to additional purchases made in 1996 increased this category by $23,000. Outside professional fees increased $17,000 due to consulting services in connection to marketing and management team building. Expenses connected with operating or selling other real estate properties decreased $31,000 from 1996 to 1997 mainly due to the fact that no properties were sold in 1997 as compared to losses on sales in 1996 of $24,000. Changes in various other categories account for the remaining increase, with no one category being a significant dollar amount.


Comparison of Three Months Ended June 30, 1997 and 1996
-------------------------------------------------------

Net income increased $11,000 for the three months ended June 30, 1997 as compared to the same quarter in 1996. The net interest margin increased $128,000 over the same quarter in 1996 based upon increased volume with a decrease in interest rate, as noted in the six month discussion above.

Market rates dropped on the loans held for sale portfolio during the second quarter of 1996 compared to gains in 1997 as discussed in the six month section. Also discussed in the six month section above, management took an opportunity to sell certain securities in the second quarter of 1996 which were not matched in 1997.

The increase in salaries was due to normal salary increases of 5.75% offset by higher than normal overtime costs incurred in 1996 associated with the computer conversion in the second and third quarter of 1996.

Occupancy expense increased $20,000 or 31.3% mainly due to the increased expenses in the Greentown office which was not open in the second quarter of 1996.

Furniture and equipment expense increased $14,000 or 20.0% mainly due to depreciation on the new assets in the Greentown office.

                         Liquidity and Cash Flows

To ensure that the Company can satisfy customer credit needs for current and future commitments and deposit withdrawal requirements, the Bank manages the liquidity position by ensuring that there are adequate short-term funding sources available for those needs. Liquid assets consists of cash and due from banks, federal funds sold, interest-bearing deposits with other banks and investment securities maturing in one year or less. The following table shows these liquidity sources, minus short-term borrowings, as of June 30, 1997 compared to December 31, 1996:


                                                     June 30,    December 31,
                                                       --------   --------
                                                     (dollars in thousands)

  Cash and due from banks                              $  1,283   $  1,601
  Interest-bearing deposits with other banks              3,488      3,719
  Federal funds sold                                      8,100      1,195
  Mortgage loans held for sale                                -        207
  Investment securities maturing in one year or less      8,600     20,384
                                                       --------   --------
                                                         21,471     27,106
  Less short-term borrowings                                  -          -
                                                       --------   --------
  Net liquidity position                               $ 21,471   $ 27,106
                                                       ========   ========

  As a percent of total assets                             14.9%      19.3%
                                                       ========   ========

Management monitors liquidity on a consistent basis and feels that liquidity levels are adequate. In addition to these liquidity sources, the Bank has available also a credit line with the Federal Home Loan Bank in the amount of $3.5 million.

Management is not aware of any known trends, events or uncertainties that will have or is reasonably likely to have a material effect on the Company's liquidity, capital resources or operations nor is management aware of any current recommendations by regulatory authorities, which if implemented, would have such an effect.

                               Risk Elements

The table below presents information concerning nonperforming assets including nonaccrual loans, renegotiated loans, loans 90 days or more past due, nonaccrual securities, other real estate loans and repossessed assets at June 30, 1997 and December 31, 1996. A loan is classified as nonaccrual when, in the opinion of management, there are doubts about collectibility of interest and principal. At the time the accrual of interest is discontinued, future income is recognized only when cash is received. Renegotiated loans are those loans which terms have been renegotiated to provide a reduction or deferral of principal or interest as a result of the deterioration of the borrower.

                                                       June 30,  December 31,
                                                       --------   --------
                                                      (dollars in thousands)

    Loans on nonaccrual basis                          $    940   $  1,822
    Loans past due 90 days or more                        1,167        834
    Renegotiated loans                                      691          -
                                                       --------   --------
          Total nonperforming loans                       2,798      2,656
    Other real estate                                       536        461
    Repossessed assets                                        2          -
    Nonaccrual securities                                     -          -
                                                       --------   --------
          Total nonperforming assets                   $  3,336   $  3,117
                                                       ========   ========

    Nonperforming loans as a percent of total loans         2.6%       2.7%
                                                       ========   ========

    Nonperforming assets as a percent of total assets       2.3%       2.2%
                                                       ========   ========


Management believes the level of the allowance for loan losses at June 30, 1997 is sufficient. The relationship between the allowance for loan losses and outstanding loans is a function of the credit quality and known risk attributed to the loan portfolio. The on-going loan review program and credit approval process is used to determine the adequacy of the allowance for loan losses. Included in total loans are loans of $1,111,000 which management has classified as impaired under the terms of Financial Accounting Standards Board Statement No. 114, "Accounting by Creditors for Impairment of a Loan Income Recognition and Disclosure." The related allowance for loan losses on these loans amounted to $173,000. There were no impaired loans without a related allowance for loan losses.

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

    Item 3 - Defaults by the Company on its senior securities

             NONE

    Item 4 - Submissions of matters to a vote of security holders

             The following represents the results of matters submitted to a vote of the shareholders at the annual meeting held on April 24, 1997:

             Election of Directors:
             The following directors were elected with terms to expire April, 2000:

                                        For             Against       Abstain
             David M. Boyd          500,481.9668       5,851.5479        0.
             Thomas A Peifer        500,542.6204       5,790.8943        0.


             S.R. Snodgrass, A.C. was selected as the Company's independent auditors for the year ending December 31, 1997 by the following vote:

             For:              506,333.5147
             Against:                0.0000
             Abstain:                0.0000

    Item 5 - Other information

            NONE

    Item 6 - Exhibits and Reports on Form 8-K

            NONE

                                SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused the report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                     DIMECO, INC.



Date:  August 6, 1996                By:
                                        -----------------------------------
                                        Joseph J. Murray
                                        President and Chief Executive Officer


Date:  August 6, 1996                By:
                                        ------------------------------------
                                        Maureen H. Beilman
                                        Controller/Treasurer