Form 10QSB
period 1997-09-30
DIMECO INC
filed 1997-11-14
CIK 898037

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                 FORM 10-QSB

 [X] QUARTERLY REPORT UNDER SECTION 13 OF 15(d) OF THE SECURITIES EXCHANGE
     ACT OF 1934

     For the quarterly period ended September 30,1997

                                     OR

 [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

    For the transition period from               to
                                  ---------------  ---------------

                        Commission file Number 33-58936


                                  Dimeco, Inc.
                  --------------------------------------------
             (Exact name of registrant as specified in its charter)

Pennsylvania                                                        23-2250152
------------                                                        ----------
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                             Identification No.)

                               820 Church Street
                             --------------------
                              Honesdale, PA 18431
                             --------------------
                   (Address of principal executive offices)

                                (717) 253-1970
                             --------------------
                          (Issuer's Telephone Number)

                                Not Applicable
                             --------------------

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

As of October 31, 1997, there were 724,691 shares outstanding of the issuer's common stock with an aggregate market value of approximately $21,016,045.

                                 Dimeco, Inc.
                                    INDEX

                                                                        Page
                                                                        ----

PART I - FINANCIAL INFORMATION

  Item 1. Financial Statements

          Consolidated Balance Sheet (unaudited) as of September 30,
           1997 and December 31, 1996                                    3

          Consolidated Statement of Income (unaudited) for the
           three months and the nine months ended
           September 30, 1997 and 1996                                   4

          Consolidated Statement of Cash Flows (unaudited) for
           the nine months ended September 30,1997 and 1996              5

          Consolidated Statement of Changes in Stockholders' Equity      6

          Notes to Consolidated Financial Statements (unaudited)        7-8

  Item 2. Management's Discussion and Analysis of Financial
          Condition and Results of Operations                           9-14

PART II - OTHER INFORMATION

  Item 1. Legal Proceedings                                              15

  Item 2. Changes in Securities                                          15

  Item 3. Default Upon Senior Securities                                 15

  Item 4. Submissions of Matters to a Vote of Security Holders           15

  Item 5. Other Information                                              15

  Item 6. Exhibits and Reports on Form 8-K                               15

SIGNATURES                                                               16

                                 Dimeco, Inc.
                     CONSOLIDATED BALANCE SHEET (Unaudited)

                                               September 30,    December 31,
                                                   1997             1996
                                              -------------    -------------
Assets
Cash and due from banks                       $   1,085,299    $   1,600,524
Interest-bearing deposits in other banks          4,036,864        3,718,168
Federal funds sold                                5,720,000        1,195,000
                                              -------------    -------------
   Total cash and cash equivalents               10,842,163        6,513,692
                                              -------------    -------------

Mortgage loans held for sale                        53,893           206,813
Investment securities held to maturity
   (market value $7,697,543 and $14,907,048)      7,645,083       14,792,495
Investment securities available for sale         16,712,676       13,714,782
Loans (net of unearned income of $1,473,253
   and $1,473,603)                              109,055,088      100,013,324
Less allowance for possible loan losses           1,438,422        1,366,006
                                              -------------    -------------
   Net loans                                    107,616,666       98,647,318
                                              -------------    -------------

Premises and equipment, net                       2,985,518        3,066,150
Other real estate                                   704,619          460,619
Accrued interest receivable                         915,559        1,003,565
Other assets                                      1,893,846        1,878,770
                                              -------------    -------------

   TOTAL ASSETS                               $ 149,370,023    $ 140,284,204
                                              =============    =============
Liabilities
Deposits:
   Noninterest-bearing                         $ 14,128,605     $ 12,760,278
   Interest-bearing                             119,435,862      113,242,229
                                              -------------    -------------
   Total deposits                               133,564,467      126,002,507
                                              -------------    -------------

Securities sold under agreements to repurchase      510,244          -
Accrued interest payable                            569,616          521,229
Other liabilities                                   673,999          613,193
                                              -------------    -------------

   TOTAL LIABILITIES                            135,318,326      127,136,929
                                              -------------    -------------

Stockholders' Equity
Common stock, $.50 par value; 3,000,000 shares
   authorized, 722,736 and 721,904 shares issued
   and outstanding                                  363,108          360,952
Capital surplus                                   2,658,431        2,558,151
Retained earnings                                11,139,298       10,257,053
Less: treasury stock; 3,481 shares at cost          (92,250)               -
Net unrealized loss on securities
   available for sale                               (16,890)         (28,881)
                                              -------------    -------------

   TOTAL STOCKHOLDERS' EQUITY                    14,051,697       13,147,275
                                              -------------    -------------
   TOTAL LIABILITIES AND
      STOCKHOLDERS' EQUITY                    $ 149,370,023    $ 140,284,204
                                              =============    =============


See accompanying notes to the consolidated financial statements.

                                 Dimeco, Inc.
                 CONSOLIDATED STATEMENT OF INCOME (Unaudited)

                                                         Three Months                  Nine Months
                                                      Ended September 30,           Ended September 30,
                                                      1997           1996           1997           1996
                                                   ----------     ----------     ----------     ----------
Interest and dividend income
Interest and fees on loans                         $2,402,265     $2,112,412     $6,991,782     $6,375,237
Interest-bearing deposits in other banks                6,017          4,668         18,025         17,002
Federal funds sold and securities
  purchased under agreement to resell                  59,564         64,729        106,692        316,507
Investment securities:
  Taxable                                             315,512        281,012        915,638        660,021
  Exempt from federal income tax                       59,900         82,932        188,396        244,583
                                                   ----------     ----------     ----------     ----------
        Total interest income                       2,843,258      2,545,753      8,220,533      7,613,350
                                                   ----------     ----------     ----------     ----------

Interest expense
Deposits                                            1,241,874      1,099,625      3,525,238      3,246,860
Borrowed funds                                            125              -          5,707              -
Securities sold under agreements to repurchase          2,267              -          2,267         58,636
                                                   ----------     ----------     ----------     ----------
        Total interest expense                      1,244,266      1,099,625      3,533,212      3,305,496
                                                   ----------     ----------     ----------     ----------

Net interest income                                 1,598,992      1,446,128      4,687,321      4,307,854

Provision for loan losses                             138,000        138,000        409,500        411,000
                                                   ----------     ----------     ----------     ----------
Net interest income after provision
  for loan losses                                   1,460,992      1,308,128      4,277,821      3,896,854
                                                   ----------     ----------     ----------     ----------
Other income
Service charges on deposit accounts                    57,072         51,928        163,820        158,632
Gain (loss) on loans available for sale                84,636         28,472        104,667         (7,612)
Other operating income                                110,167        129,232        309,551        326,949
Gain on sale of securities                                  -              -              -         59,257
                                                   ----------     ----------     ----------     ----------
        Total other income                            251,875        209,632        578,038        537,226
                                                   ----------     ----------     ----------     ----------
Other expenses
Salaries and employee benefits                        471,340        480,259      1,499,070      1,437,441
Occupancy expenses, net                                82,525         65,687        252,238        206,172
Furniture and equipment expense                        75,955         57,108        228,606        185,291
Operations of other real estate                        57,133         14,489         69,024         57,106
Other operating expense                               343,759        252,679        976,546        796,992
                                                   ----------     ----------     ----------     ----------
        Total other expenses                        1,030,712        870,222      3,025,484      2,683,002
                                                   ----------     ----------     ----------     ----------
Income before income taxes                            682,155        647,538      1,830,375      1,751,078
Income tax expense                                    206,900        200,000        558,000        529,000
                                                   ----------     ----------     ----------     ----------
NET INCOME                                         $  475,255     $  447,538     $1,272,375     $1,222,078
                                                   ==========     ==========     ==========     ==========
Net earnings per share                             $     0.66     $     0.62    $      1.76     $     1.70
                                                   ==========     ==========     ==========     ==========

See accompanying notes to consolidated financial statements.

                               Dimeco, Inc.
                    STATEMENT OF CASH FLOWS (Unaudited)
                                                            Nine Months
                                                        Ended September 30,
                                                        1997           1996
                                                    -----------    -----------
Operating activities
Net income                                           $ 1,272,375   $ 1,222,078
Adjustments to reconcile net income to net cash
  provided by operating activities:
   Provision for loan losses                             409,500       411,000
   Depreciation                                          247,738       214,226
   Market value adjustment, loans held for sale                -         4,009
   (Accretion) amortization of investments, net         (117,457)       99,781
   Investment securities (gains) losses, net                   -       (59,257)
   Decrease (increase) in accrued interest receivable     88,006       (73,027)
Increase (decrease) in accrued interest payable           48,387       (95,000)
Net (increase) decrease in loans available for sale      152,920       161,139
   Amortization of net deferred loan origination fees    (54,373)      (66,290)
   Other, net                                             70,553      (161,167)
                                                     -----------   -----------
        Net cash provided by operating activities      2,117,649     1,657,492
                                                     -----------   -----------
Investing activities
Investment securities available for sale:
  Proceeds from sales of investment securities                 -       354,248
  Proceeds from maturities or repayments
   of investment securities                           26,068,171     8,939,295
  Purchase of investment securities                  (28,893,794)   (8,954,027)
Investment securities held to maturity:
  Proceeds from maturities or repayments
   of investment securities                            9,611,001     5,280,000
  Purchase of investment securities                   (2,500,235)  (12,042,470)
Loans originated or acquired, net                     (9,599,475)   (6,652,405)
Purchase of premises and equipment                      (167,106)     (231,120)
Proceeds from sale of other real estate owned                  -       162,806
                                                     -----------   -----------
        Net cash used for investing activities        (5,481,438)  (13,143,673)
                                                     -----------   -----------
Financing activities
Increase in deposits, net                              7,561,960    11,100,420
Increase (decrease) in securities sold under
 agreements to repurchase                                510,244    (2,050,000)
Proceeds from dividend reinvestment plan                 158,586       221,940
Cash dividends paid                                     (390,130)     (307,139)
Purchase treasury stock                                 (148,400)            -
                                                     -----------   -----------
  Net cash provided by financing activities            7,692,260     8,965,221
                                                     -----------   -----------
        Increase (decrease) in cash and cash
         equivalents                                   4,328,471    (2,520,960)

Cash and cash equivalents at beginning of period       6,513,692     9,121,689
                                                     -----------   -----------

Cash and cash equivalents at end of period           $10,842,163   $ 6,600,729
                                                     ===========   ===========

See accompanying notes to consolidated financial statements.

                                  Dimeco, Inc.
           CONSOLIDATED STATEMENT OF CHANGES IN STOCK HOLDERS' EQUITY

                                                                         Net                     Total
                              Common                     Retained    Unrealized    Treasury   Stockholders'
                               Stock       Surplus       Earnings    Gain (Loss)     Stock       Equity
                             ---------   -----------   ------------   ---------    ---------   ------------

Balance, December 31, 1996   $ 360,952   $ 2,558,151   $ 10,257,053   $ (28,881)   $       -   $ 13,147,275

Net Income                                                1,272,375                               1,272,375

Net unrealized gain on
  securities                                                             11,991                      11,991

Purchase treasury stock                                                             (148,400)      (148,400)

Dividend reinvestment and
  stock purchase plan            2,156       100,280                                  56,150        158,586

Cash dividends
  (.52 per share)                                          (390,130)                               (390,130)

                             ---------   -----------   ------------   ---------    ---------   ------------
Balance,
  September 30,1997          $ 363,108   $ 2,658,431   $ 11,139,298   $ (16,890)   $ (92,250)  $ 14,051,697
                             =========   ===========   ============   =========    =========   ============



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

Pending Accounting Pronouncements
---------------------------------

In June 1996, the Financial accounting Standards Board ("FASB") issued Statement No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." The Statement provides consistent standards for distinguishing transfers that are secured borrowings based on control-oriented "financial -components" approach. Under this approach, after a transfer of financial assets, an entity recognizes the financial and servicing assets it controls and liabilities it has incurred, derecognizes financial assets when control has been surrendered and derecognizes liabilities when extinguished. The provisions of Statement No. 125 are effective for transactions occurring after December 31, 1996, except those provisions relating to repurchase agreements, securities lending, and other similar transactions and pledged collateral, which have been delayed until after December 31, 1997 by Statement No. 127, "Deferral of the Effective Date of Certain Provisions of FASB Statement No. 125, an amendment of FASB Statement No. 125." The adoption of these statements is not expected to have a material impact on financial position or results of operations.

On March 3, 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 128, "Earning Per Share." Statement No.128 will become effective for the Company beginning in December 1997. This statement re-defines the standards for computing earnings per share ("EPS") previously found in Accounting Principles Board Opinion No. 15, Earnings Per Share. Statement No. 128 establishes new standards for computing and presenting EPS and requires dual presentation of "basic" and "diluted" EPS on the face of the income statement for all entities with complex capital structures. Under Statement No. 128, basic EPS is to be computed based upon income availability to common shareholders and the weighted average number of common shares outstanding for the period. Diluted EPS is to reflect the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company. Statement No. 128 also requires the restatement of all prior-period EPS data presented. The Company will adopt Statement No. 128 as of December 31, 1997 and based on current estimates, does not believe the effect of adoption will have a significant impact on the Company's financial position or results of operations.

In July 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No.130, "Reporting Comprehensive Income." Statement No. 130 is effective for fiscal years beginning after December 15, 1997. This statement establishes standards for reporting and presentation of comprehensive income and its components (revenue, expenses, gains, and losses) in a full set of general purpose financial statements. It requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is presented with the same prominence as other financial statements.
Statement No. 130 requires that companies (i) classify items of other comprehensive income by their nature in a financial statement and (ii) display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of the statement of financial condition. Reclassification of financial statements for earlier periods provided for comprehensive purposes is required.

        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                       AND RESULTS OF OPERATIONS

                          Financial Condition
                          -------------------

Total assets at September 30, 1997 increased $9,086,000 or 6.5% to $149,370,000 from the $140,284,000 reported at December 31, 1996. Cash and cash equivalents increased $4,328,000 or 66.5% due mainly to increases in federal funds sold. In light of lower interest rates offered in the bond market, the proceeds of investment securities that have matured in 1997 were left in federal funds sold or reinvested in short term commercial paper in order to keep liquidity levels high while maintaining interest income levels comparable to those on short term investments.

The investment security portfolio reflects the above mentioned changes with a decrease of $4,150,000 or 14.6% in total investment securities. Maturities of investments were generally not matched with purchases due to the leveling of the yield curve on longer term investments. Management believes that there is not sufficient return in longer term investments to justify the loss of liquidity in purchasing longer term securities. Commercial paper purchases, which are included in the available for sale category, increased $2,676,000 or 25.8% during the period.

The loan portfolio increased $9,042,000 or 9.0% from December 31, 1996, bringing the total to $109,055,000 as of September 30, 1997. More than half of this increase, $4,547,000, was generated in the form of commercial mortgages. While these new loans were originated by all four offices of the subsidiary bank, the majority of these loans came from the Honesdale and Greentown offices. In particular, the Greentown office continues to grow and provide new loan opportunities. Installment loans increased $2,103,000. A large portion of this increase is from automobile loans which were internally originated from the annual promotion of these loans. Overall, loan growth continues as the Company's presence becomes more widespread throughout our market area.

Noninterest-bearing deposits increased $1,368,000 or 10.7% due in part to increased branching in the past two years along with normal cyclical commercial and municipal customer increased balances. Interest-bearing deposits increased $6,194,000 or 5.5%, with the greatest increase in time deposits greater than $100,000. This category of deposits increased $4,831,000 or 51.5% during the period. Management believes this increase is due to competitive rates offered.

Equity capital increased $904,000 or 6.9% since December 31, 1996, primarily the result of net earnings for the period of $1,272,000. The dividend reinvestment plan contributed $159,000 during the period. The Company took advantage of an opportunity to purchase a block of 5,600 shares of stock for $148,000. The Company will continue to use this stock for reinvestment of dividends in the plan until it is depleted. Stockholders' Equity was decreased by dividends of $390,000, which accounted for a 28.6% increase in dividends per share as compared to the first three quarters of 1996.

Management monitors risk-based capital and leverage capital ratios in order to assess compliance with regulatory guidelines. At September 30, 1997, the bank had total risk-based capital of 13.6%, exceeding the 8.0% minimum risk-based capital requirement. Core equity capital, which must be at least fifty percent of the total risk-based capital, was 12.4% of this requirement at September 30, 1997. Additionally, the Company must maintain a minimum leverage capital ratio of 3%. This ratio was 10.0% as of September 30, 1997.


                          Results of Operation
                          --------------------

Comparison of the Nine Months Ended September 30, 1997 and 1996
---------------------------------------------------------------

The Company earned $1,272,000 for the nine months ended September 30, 1997, an increase of $50,000 or 4.1% from the $1,222,000 reported for the same period in 1996.

Interest income increased $607,000 or 8.0% from 1996 to 1997 with the average earning assets increasing $12,124,000 or 9.9%. Offsetting this increase in average earning assets, the average interest rate on earning assets decreased from 8.30% to 8.16% during the period with approximately 64% of the loan portfolio being variable rate instruments which repriced downward in 1997. Interest expense increased $228,000 or 6.9% due to a larger volume of interest-bearing liabilities. The average interest rate paid on these liabilities decreased from 3.77% in 1996 to 3.74% in 1997. The net effect of these increases in interest income and interest expense is an increase of $379,000 or 8.8% in net interest income from 1996 to 1997.

The provision for loan losses remained constant in spite of increases in the size of the loan portfolio in light of management's continuing evaluation of credit risk in the portfolio. Our internal evaluation of the allowance for loan loss indicates that the current allowance is adequate and that the provision expense is sufficient. Management has taken an aggressive stand in charging off problem loans in light of their more stringent charge-off guidelines and feels that this policy will in fact strengthen the quality of
the remaining loan portfolio.   The allowance for loan loss equals 1.32% and
1.30% at September 30, 1997 and 1996, respectively.

Gains (losses) on loans held for sale increased $112,000 in 1997 from 1996. During 1996 the Company experienced losses in the held for sale loan category while during 1997 the Company sold loans of $5,953,000 recognizing gains of $105,000.

In the second quarter of 1996, a municipal bond which had been in nonaccrual status and had been adjusted to a lower market value was refunded and sold realizing a gain of $52,000. In addition, a group of mortgage-backed securities which had been paid down to a value below our policy limits was sold realizing a gain of $7,000. There were no securities sold in 1997.

Salaries and employee benefits increased $62,000 or 4.3% in 1997 as compared to 1996. Payroll expense, net of the direct cost deferral of origination expenses, increased $32,000 or 3.1% due to a combination of normal salary increases of approximately 5.3%, increased deferral of payroll costs associated with the origination of loans (deducted from payroll expense) and to increased staffing due to the 1996 opening of the Greentown office. Employee benefits and accruals for the year end incentive payments increased in proportion to payroll changes $11,000 and $19,000, respectively.

Occupancy expense increased $46,000 or 22.3% due mainly to the establishment of the Greentown office in the fourth quarter of 1996.

Furniture and equipment expense increased $43,000 or 23.4% with increased depreciation expenses on fixed assets associated with the opening of the Greentown office of $20,000 and on the 1996 purchases of computer hardware of $27,000. Offsetting this increase is the reclassification in 1997 to other operating expenses of costs associated with computer software support.

Other operating expense increased $180,000 or 22.5% from 1996 to 1997. In an effort to increase visibility in established and new markets, the Company increased spending on marketing of $15,000. Legal expenses associated both with corporate matters and foreclosure actions increased $13,000. ATM expense increased $13,000 in light of the new location in Greentown and our first off-site machine located at Woodloch Pines Resort in Hawley, PA. Computer software amortization increased $22,000 with the purchase of $256,000 in new software during 1996. In addition, the reclassification of computer software maintenance coupled with increased expenses due to additional purchases made in 1996 increased this category by $36,000. Outside professional fees increased $26,000 due to consulting services in connection with productivity, technology and management team building. Changes in various other categories account for the remaining increase, with no one category being a significant dollar amount.

Comparison of Three Months Ended September 30, 1997 and 1996
------------------------------------------------------------

Net income increased $28,000 or 6.2% for the three months ended September 30, 1997 as compared to the same quarter in 1996. Net interest income increased $153,000 over the same quarter in 1996 based upon increased volume of average interest-earning assets of $12,100,000 and average interest-bearing liabilities of $10,916,000 coupled with increases in interest rates of .15% in interest income and .10% in expense.

Market rates increased in the loans held for sale portfolio during the third quarter of 1996 and in 1997. In 1997, the Company took advantage of the increase and sold $3,939,000 of residential mortgage loans.

Occupancy expense increased $17,000 or 25.6% mainly due to the increased expenses in the Greentown office which was not open in the third quarter of 1996.

Furniture and equipment expense increased $19,000 or 33.0% mainly due to depreciation on the new assets in the Greentown office and reclassification of software technical support as discussed above.

Operations of other real estate owned increased $43,000 or 294.3% due to the recognition of a decrease in market value of $31,000 on three properties. In addition, the Company had to pay delinquent real estate taxes of $17,000 on one property which was added to other real estate in 1997.

Other operating expense increased $91,000 or 36.0% from 1996 to 1997. Advertising expenses were $12,000 greater than in 1996 due to the increased use of an outside consultant and increased costs of media advertising in connection with the Greentown office. Legal expenses were $6,000 greater, ATM expenses were $11,000 greater, computer software amortization was $6,000 greater, computer software maintenance was $13,000 greater and outside professional fees were $12,000 greater than in 1996 as discussed in the nine
month section above.   Postage expenses were $7,000 greater than 1996 due to a
greater number of mailings and to timing differences that will adjust in the fourth quarter.

                        Liquidity and Cash Flows
                        ------------------------

To ensure that the Company can satisfy customer credit needs for current and future commitments and deposit withdrawal requirements, the Bank manages the liquidity position by ensuring that there are adequate short-term funding sources available for those needs. Liquid assets consists of cash and due from banks, federal funds sold, interest-bearing deposits with other banks and investment securities maturing in one year or less. The following table shows these liquidity sources, minus short-term borrowings, as of September 30, 1997 compared to December 31, 1996:

                                                 September 30,    December 31,
                                                 ------------     -----------
                                                     (dollars in thousands)

   Cash and due from banks                       $      1,085     $     1,601
   Interest-bearing deposits with other banks           4,037           3,719
   Federal funds sold                                   5,720           1,195
      Mortgage loans held for sale                         54             207
      Investment securities maturing in one
        year or less                                   16,491          20,384
                                                 ------------     -----------
                                                       27,387          27,106
   Less short-term borrowings                             510               -
                                                 ------------     -----------

   Net liquidity position                        $     26,877     $    27,106
                                                 ============     ===========

        As a percent of total assets                    18.0%            19.3%
                                                      ======           ======

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

                              Risk Elements
                              -------------

The table below presents information concerning nonperforming assets including nonaccrual loans, renegotiated loans, loans 90 days or more past due, nonaccrual securities, other real estate loans and repossessed assets at September 30, 1997 and December 31, 1996. A loan is classified as nonaccrual when, in the opinion of management, there are doubts about collectibility of interest and principal. At the time the accrual of interest is discontinued, future income is recognized only when cash is received. Renegotiated loans are those loans which terms have been renegotiated to provide a reduction or deferral of principal or interest as a result of the deterioration of the borrower.

                                               September 30,    December 31,
                                               ------------     -----------
                                                    (dollars in thousands)

   Loans on nonaccrual basis                   $      1,467     $      1,822
   Loans past due 90 days or more                       901              834
   Renegotiated loans                                   677                -
                                               ------------      -----------

         Total nonperforming loans                    3,045            2,656
   Other real estate                                    705              461
   Repossessed assets                                    10                -
   Nonaccrual securities                                  -                -
                                               ------------      -----------

         Total nonperforming assets            $      3,760      $     3,117
                                               ============      ===========

   Nonperforming loans as a percent of
    total loans                                       2.8%              2.7%
                                                    ======            ======

   Nonperforming assets as a percent of
    total assets                                      2.5%              2.2%
                                                    ======            ======


Management believes the level of the allowance for loan losses at September 30, 1997 is sufficient. The relationship between the allowance for loan losses and outstanding loans is a function of the credit quality and known risk attributed to the loan portfolio. The on-going loan review program and credit approval process is used to determine the adequacy of the allowance for loan losses. Included in total loans are loans of $1,141,000 which management has classified as impaired under the terms of Financial Accounting Standards Board Statement No. 114, "Accounting by Creditors for Impairment of a Loan Income Recognition and Disclosure." The related allowance for loan losses on these loans amounted to $178,000. There were no impaired loans without a related allowance for loan losses.

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

               NONE

      Item 3 - Defaults by the  Company on its senior securities

               NONE

      Item 4 - Submissions of matters to a vote of security holders

               NONE

      Item 5 - Other information

               NONE

      Item 6-  Exhibits and Reports on Form 8-K

               NONE

                            SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused the report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       DIMECO, INC.

Date: November 3, 1997           By: /s/ Joseph J. Murray
                                     --------------------
                                     Joseph J. Murray
                                     President and Chief Executive Officer


Date: November 3, 1997           By: /s/ Maureen H. Beilman
                                     ----------------------
                                     Maureen H. Beilman
                                     Controller/Treasurer