Form 10KSB
period 1997-12-31
DIMECO INC
filed 1998-03-30
CIK 898037

                             FORM 10-KSB


                  SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C.  20549

[X] For the fiscal year ended December 31, 1997

                                 OR

[ ]

For the transition period from              to
                               -------------  --------------

Commission file Number:
                       --------------

                             DIMECO, INC.
        (Exact name of registrant as specified in its charter)

                              23-2250152
               (I.R.S. Employer Identification Number)

820-822 Church Street, Honesdale, Pennsylvania                           18431
(Address of principal executive offices)                            (Zip Code)

Registrant's telephone number, including area code:  (717) 253-1970

Securities registered pursuant to Section 12(b) of the Act:

      Title of each class      Name of each exchange on which registered
      -------------------      -----------------------------------------
      None

     Securities registered pursuant to Section 12(g) of the Act:
                Common Stock, par value $.50 per share
                           (Title of class)

          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  Yes [X]    No [ ]

          Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

          The aggregate market value of the voting stock held by
non-affiliates of the registrant based on a closing sale price: $22,768,606 at March 16, 1998.

          As of March 16, 1998, the registrant had outstanding 726,987 shares of its common stock, par value $.50 per share.

                 DOCUMENTS INCORPORATED BY REFERENCE

          Portions of the registrant's 1998 definitive Proxy Statement are incorporated by reference in Part III of this Annual Report. In addition, portions of the Annual Report to stockholders of the registrant for the year ended December 31, 1997, are incorporated by reference in Part II of this Annual Report.

                                DIMECO, INC.
                                FORM 10-KSB

                                  Index

Part I                                                                Page

Item 1.  Description of the Business. . . . . . . . . . . . . . . . . . 1

Item 2.  Description of Property. . . . . . . . . . . . . . . . . . . .14

Item 3.  Legal Proceedings. . . . . . . . . . . . . . . . . . . . . . .15

Item 4.  Submission of Matters to a Vote of Security Holders. . . . . .N/A

Part II

Item 5.  Market for Common Equity and Related
          Stockholder Matters. . . . . . . . . . . . . . . . . . . . . 15

Item 6.  Management's Discussion and Analysis or Plan
          of Operation . . . . . . . . . . . . . . . . . . . . . . . . 16

Item 7.  Financial Statements and Schedules . . . . . . . . . . . . .  24

Item 8.  Changes in and Disagreements with Accountants on
          Accounting and Financial Disclosure . . . . . . . . . . . . .N/A

Part III

Item 9.   Directors, Executive Officers, Promoters and Control
           Persons; Compliance with Section 16(a) of the
           Exchange Act . . . . . . . . . . . . . . . . . . . . . . .  25

Item 10.  Executive Compensation . . . . . . . . . . . . . . . . . . . 25

Item 11.  Security Ownership of Certain Beneficial Owners
           and Management. . . . . . . . . . . . . . . . . . . . . . . 25

Item 12.  Certain Relationships and Related Transactions . . . . . . . 25

Item 13.  Exhibits and Reports on Form 8-K . . . . . . . . . . . . . . 26


Signatures . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 27

                                 DIMECO, INC.
                                 FORM 10-KSB


                                    Part I


Item 1.   Description of the Business

          General
          -------

          Dimeco, Inc. (the "Company"), a Pennsylvania business corporation, is a bank holding company, registered with and supervised by the Board of Governors of the Federal Reserve System (the "Federal Reserve Board"). The Company was incorporated on October 29, 1992, and commenced operations on June 1, 1993, upon consummation of the acquisition of all of the outstanding stock of The Dime Bank of Honesdale, Pennsylvania (the "Bank"). Since commencing operations, the Company's business has consisted primarily of managing and supervising the Bank, and its principal source of income, if any, has been dividends paid by the Bank. The Company has one wholly-owned subsidiary, the Bank. At December 31, 1997, the Company had total consolidated assets, deposits and shareholders' equity of approximately $153,421,103, $135,101,386 and $14,520,645, respectively.

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


          The Company did not and does not intend to commence or conduct any of the above-delineated activities during calendar years 1998 and 1997, respectively.

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

          Financial Institutions Reform, Recovery and Enforcement Act of 1989
          -------------------------------------------------------------------
          ("FIRREA")
          ----------

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

          Regulatory Capital Requirements
          -------------------------------

          The following table presents the Company's consolidated capital ratios at December 31, 1997:

                                            (In Thousands)
Tier I Capital . . . . . . . . . . . . . . . . . . . . . . . . $  14,532
Tier II Capital. . . . . . . . . . . . . . . . . . . . . . . . $   1,511
Total Capital. . . . . . . . . . . . . . . . . . . . . . . . . $  16,043

Adjusted Total Average Assets. . . . . . . . . . . . . . . . . $ 142,614
Total Adjusted Risk-Weighted Assets(1) . . . . . . . . . . . . $ 122,933

Tier I Risk-Based Capital Ratio(2) . . . . . . . . . . . . . .     11.82%
Required Tier I Risk-Based Capital Ratio . . . . . . . . . . .      4.00%
Excess Tier I Risk-Based Capital Ratio . . . . . . . . . . . .      7.82%

Total Risk-Based Capital Ratio(3). . . . . . . . . . . . . . .     13.05%
Required Total Risk-Based Capital Ratio. . . . . . . . . . . .      8.00%
Excess Total Risk-Based Capital Ratio. . . . . . . . . . . . .      5.05%

Tier I Leverage Ratio(4) . . . . . . . . . . . . . . . . . . .      9.59%
Required Tier I Leverage Ratio . . . . . . . . . . . . . . . .      4.00%
Excess Tier I Leverage Ratio . . . . . . . . . . . . . . . . .      5.59%
-------------------------------
(1)  Includes off-balance sheet items at credit-equivalent values.
(2) Tier I Risk-Based Capital Ratio is defined as the ratio of Tier I Capital to Total Adjusted Risk-Weighted Assets.
(3) Total Risk-Based Capital Ratio is defined as the ratio of Tier I and Tier II Capital to Total Adjusted Risk-Weighted Assets.
(4) Tier I Leverage Ratio is defined as the ratio of Tier I Capital to Adjusted Total Average Assets.


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

          Business - Bank
          ---------------

          The Bank's legal headquarters are located at 820-822 Church Street, Honesdale, Pennsylvania 18431.

          As of December 31, 1997, the Bank had total assets of $153,421,103 total shareholders' equity of $14,520,645 and total deposits and other liabilities of $138,900,458.

          The Bank engages in a full-service commercial banking business, including accepting time and demand deposits, and making secured and unsecured commercial and consumer loans. The Bank's business is not seasonal in nature. Its deposits are insured by the FDIC to the extent provided by law.

          Competition - Bank
          ------------------

          The Bank competes actively with other area commercial banks and savings and loan associations, many of which are larger than the Bank, as well as with major regional banking and financial institutions headquartered in Scranton, Pennsylvania. The Bank considers its main competitors to be:
Honesdale National Bank, Wayne Bank, Farmers & Merchants Bank, LA Bank, PNC Bank, First Union Bank, Citizen's Savings Association and First National Bank of Jeffersonville. The Bank is generally competitive with all competing financial institutions in its service area with respect to interest rates paid on time and savings deposits, service charges on deposit accounts and interest rates charged on loans.

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

          Multi-bank holding companies are permitted in Pennsylvania within certain limitations. See section entitled "Pennsylvania Banking Law."

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

          The Garn-St Germain Depository Institutions Act of 1982 ("1982 Act"), removes certain restrictions on the lending powers and liberalizes the depository abilities of the Bank. The 1982 Act also amends FIRA (see above) by eliminating certain statutory limits on lending of a bank to its executive officers, directors, principal shareholders or related interests thereof and by relaxing certain reporting requirements. However, the 1982 Act strengthened FIRA provisions respecting management interlocks and correspondent bank relationships by management personnel.

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


                               Part II


Item 5.   MARKET FOR THE COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

          The caption "Market Prices of Stock/Dividends Declared" contained in the Company's Annual Report (at page 14) filed as Exhibit 13 hereto is incorporated in its entirety by reference under this Item 5.

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

          As of December 31, 1997, there were $12,458,151 accumulated net earnings available at the Bank that could be paid as a dividend to the Company under current Pennsylvania law.

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


Item 6.   Management's Discussion and Analysis or Plan of Operation

          The caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" contained in the Company's Annual Report
(at page   ) filed at Exhibit 13 hereto is incorporated in its entirety by reference under this Item 6.

          Nonperforming Loans and Nonperforming Assets
          --------------------------------------------

          Statement of Financial Accounting Standards No. 114, "Accounting by Creditors for Impairment of a Loan," as amended by Statement No. 118, was adopted by the Company effective January 1, 1995. This statement requires recognition of impairment of a loan when it is probable that principal and interest are not collectible in accordance with the terms of the loan agreement. Measurement of impairment is based upon the present value of expected future cash flows discounted at the loan's effective interest rate, or as a practical expedient, at the loan's market value or the fair value of the collateral, if known. At December 31, 1997 and 1996, the Company had impaired loans of $1,089,374 and $1,122,196, respectively with related allowance for loan loss of approximately $169,997 and $173,548, respectively. There were no impaired loans without a related allowance for loan losses. For the year ended December 31, 1997 and 1996, average impaired loans were $1,105,729 and $1,128,161, respectively.

          The following table identifies nonperforming loans including nonaccrual loans and past due loans which were contractually past due 90 days or more as to interest or principal payments. Renegotiated loans are those which terms have been renegotiated to provide a reduction or deferral of principal or interest as a result of the deteriorating position of the borrower.
                                                             December 31,
                                                          1997         1996
                                                        ---------   ---------
                                                       (Dollars in thousands)
Loans accounted for on a non-accrual basis:
   Mortgage loans                                       $     589   $   1,348
   Commercial                                                  75         202
   Consumer                                                   155         272
                                                        ---------   ---------
Total                                                         819       1,822
                                                        ---------   ---------

Accruing loans which are contractually past due 90 days or
more:
   Mortgage loans                                             616         692
   Commercial                                                  48          34
   Consumer                                                    91         108
                                                        ---------   ---------
Total                                                         755         834
                                                        ---------   ---------


Renegotiated loans                                          1,219           -
                                                        ---------   ---------

      Total nonperforming loans                             2,793       2,656
   Other real estate owned                                    626         461
                                                        ---------   ---------
      Total nonperforming assets                        $   3,419   $   3,117
                                                        =========   =========

   Nonperforming loans as a percent of total loans           2.57%       2.66%
   Nonperforming assets as a percent of assets               2.23%       2.22%

   Amount of interest lost on nonperforming loans       $     129   $     151

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

Any loans which have been classified for regulatory purposes as loss, doubtful, substandard or special mention that have not been disclosed under
Item III of Industry Guide 3 do not (I) represent or result from trends or uncertainties which management reasonably expects will materially impact future operating results, liquidity, or capital resources, or (ii) represent material credits about which management is aware of any information which causes them to have serious doubts as to the ability of borrowers to comply with the loan repayment terms as of December 31, 1997.

Summary of Loan Loss Experience

The following table presents an analysis of the reserve for loan losses for the two years ended December 31, 1997:
                                                             December 31,
                                                          1997         1996
                                                        ---------   ---------
                                                       (Dollars in thousands)
Loans outstanding at end of period                      $ 108,815   $ 100,013
                                                        =========   =========

Average loans outstanding                               $ 103,637   $  93,430
                                                        =========   =========

Reserve for possible losses:
   Balance, beginning of the period                     $   1,366   $   1,248
Loans charged off:
   Commercial                                                 151         181
   Real estate                                                165         175
   Consumer                                                   112         158
                                                        ---------   ---------

      Total loans charged off                                 428         514
                                                        ---------   ---------

Recoveries:
   Commercial                                                  11          12
   Real estate                                                  4          36
   Consumer                                                    39          35
                                                        ---------   ---------

      Total recoveries                                         54          83
                                                        ---------   ---------

      Net loans charged off                                   374         431
                                                        ---------   ---------

Provisions charged to expense                                 519         549
                                                        ---------   ---------

Balance, end of period                                  $   1,511   $   1,366
                                                        =========   =========

Ratios:
   Net charge offs as a percent of average loans
   outstanding                                               0.36%       0.46%
   Reserve for loan losses as a percent of average
   loans outstanding                                         1.46%       1.46%

A portion of the allowance is specifically allocated to individual loans or group of loans. As of December 31, 1997 and 1996 the allowance for loan losses is allocated as follows:

                                                          1997                            1996
                                                -------------------------       -------------------------
                                                Amount of    Percent of loans   Amount of    Percent of loans
                                              allowance for      in each      allowance for      in each
                                                loan loss      category to      loan loss      category to
                                                allocated      total loans      allocated      total loans
                                                ---------       ---------       ---------       ---------
                                                                  (Dollars in thousands)

Commercial, financial and agricultural          $     169            13.5%      $     179            14.2%
Real estate-construction                                6             0.9%              4             0.7%
Real estate-mortgage                                  927            67.4%            890            68.4%
Installment loans to individuals                      276            18.2%            272            16.7%
Unallocated                                           133               -              21               -
                                                ---------       ---------       ---------       ---------

                                                $   1,511           100.0%      $   1,366           100.0%
                                                =========       =========       =========       =========

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

Loan Maturity Schedule

Following is a maturity schedule of all accruing loans at December 31, 1997:

                                 Due 1 year    Due 1-5    Due after 5
                                  or less       years        years
                                 ---------    ---------    ---------

Fixed rate:

Commercial                       $     672    $   4,699    $     564

Real estate                            702        4,823       10,934

Other                                1,202       16,192          992
                                 ---------    ---------    ---------

Total fixed rate loans           $   2,576    $  25,714    $  12,490
                                 =========    =========    =========



                                  Reprice     Reprice
                                  within 1   within 1-5
                                    year        years
                                 ---------    ---------
Variable rate:

Commercial                       $   8,203     $      -

Real estate                         51,182        5,874

Other                                1,936           63
                                 ---------    ---------

Total variable rate loans        $  61,321    $   5,937
                                 =========    =========

Investment Portfolio

The following table sets forth the carrying value of the Company's investment securities portfolio at the date indicated. At December 31, 1997 the market value of the Company's held to maturity investment securities was $4,602,088.


Available for Sale                                    1997             1996
------------------                                 ---------        ---------
                                                      (Dollars in thousands)
U.S. Treasury securities                           $     999        $   2,999
U.S. Government agency securities                      7,260            2,848
Mortgage-backed securities                               438              507
Commercial paper                                      21,154            6,501
Equity securities                                        851              860
      Total                                        $  30,702        $  13,715



Held to Maturity                                      1997             1996
----------------                                   ---------        ---------

Obligations of states and political subdivisions   $   4,292        $   5,951
Corporate securities                                     250            8,841
      Total                                        $   4,542        $  14,792


There were no securities held for any issuer that were greater than ten percent of stockholders' equity as of December 31, 1997.

Proceeds from the sale of investment securities available for sale were $72,650 in 1997. The Company realized gross losses of $5,650 for the year ended December 31, 1997. There were no sales of investment securities during 1997.

INVESTMENT MATURITY
Investment Portfolio Maturities

The following table sets forth certain information regarding the carrying values, weighted average yields and maturities of the Bank's Available for Sale investment securities portfolio at December 31, 1997.


                                  One year             One to             Five to           After ten              Total
                                  or less            five years          ten years             years       Investment Securities
                             -------------------------------------------------------------------------------------------------
Available for Sale            Average             Average             Average             Average             Average
------------------           Carrying   yield    Carrying   yield    Carrying   yield    Carrying   yield    Carrying    yield
                              Value      (1)      Value      (1)         Value      (1)          Value      (1)      Value      (1)
                             -------------------------------------------------------------------------------------------------
                                                                   (Dollars in thousands)

U.S. Treasury securities     $   999      6.15%  $     -         -   $     -         -   $     -         -   $   999      6.15%

U.S. Government Agency
Securities                   $ 2,593      6.92%  $ 4,667      6.06%  $     -         -   $     -         -   $ 7,260      6.37%

Mortgage-backed securities   $   438      6.00%  $     -         -   $     -         -   $     -         -   $   438      6.00%

Commercial Paper             $21,154      6.09%  $     -         -   $     -         -   $     -         -   $21,154      6.09%

Equity securities            $     -         -   $     -         -   $     -         -   $   851      6.06%  $   851      6.06%
                             -------------------------------------------------------------------------------------------------

Total                        $25,184      5.58%  $ 4,667      6.37%  $     -      7.85%  $   851      6.29%  $30,702      6.15%
                             =================================================================================================

(1) Weighted average yields have been computed on a taxable equivalent basis assuming a federal income tax rate of 34%

INVESTMENT MATURITY
Investment Portfolio Maturities

The following table sets forth certain information regarding the carrying values, weighted average yields and maturities of the Bank's Held to Maturity investment securities portfolio at December 31, 1997.

                                  One year         One to           Five to          After ten              Total
                                  or less        five years        ten years            years       Investment Securities
                             -------------------------------------------------------------------------------------------------
Available for Sale            Average         Average           Average           Average            Average
------------------           Carrying  yield Carrying   yield   Carrying   yield  Carrying   yield   Carrying   yield   Market
                              Value     (1)    Value     (1)      Value     (1)     Value     (1)      Value     (1)    Value
                             -------------------------------------------------------------------------------------------------
                                                        (Dollars in thousands)
Obligations of states and
political subdivisions       $ 2,215    6.39%  $   800    7.65%  $ 1,071    8.85%  $   206    9.53%  $ 4,292    7.38%  $ 4,352

Other securities             $   250    5.94%  $     -       -         -       -         -       -   $   250    5.94%  $   250
                             -------  ------   -------  ------   -------  ------   -------  ------   -------  ------   -------

Total                        $ 2,465    6.19%  $   800    7.66%  $ 1,071    8.85%  $   206   12.50%  $ 4,542    7.30%  $ 4,602
                             =================================================================================================


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

                             Part III


Item 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT


          The captions "Information As To Nominees, Directors and Executive Officers," "Principal Officers of the Company," "Principal Officers of the Bank" and "Section 16(a) Beneficial Ownership Compliance" contained in the Company's Proxy Statement (at pages 5, 10, and 4 respectively) hereto is incorporated in their entirety by reference under this Item 9.


Item 10.  EXECUTIVE COMPENSATION

          The captions "Executive Compensation" and "Directors Compensation" contained in the Company's Proxy Statement (at pages 6 & 9) hereto is incorporated in its entirety by reference under this Item 10.


Item 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

          The caption "Principal Beneficial Owners of the Company's Stock" contained in the Company's Proxy Statement (at page 3) hereto is incorporated in its entirety by reference under this Item 11.

Item 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

          The information under the caption "Relationships and Related Certain Transactions" contained in the Company's Proxy Statement (at page 9) hereto is incorporated in its entirety by reference under this Item 12.

Item 13.  Exhibits and Reports on Form 8-K


(a)  Exhibits required by Item 601 of Regulation S-B:

Exhibit Number Referred to
Item 601 of Regulation S-B            Description of Exhibit
--------------------------            ----------------------

        2                None.
        3A               Articles of Incorporation of the Company at Exhibit
                         3A to Form S-4 (33-58936), filed on February 26,
                         1993, and hereby incorporated by reference.
        3B               By-laws of the Company at Exhibit 3B to Form S-4
                         (33-58936), filed on February 26, 1993, and hereby
                         incorporated by reference.
        4                None.
        9                None.
        10               None.
        11               None.
        13               Annual Report to Shareholders for Fiscal Year
                         Ended December 31, 1997.
        16               None.
        18               None.
        21               None.
        22               List of Subsidiaries of the Company.
        23               None.
        24               None.
        27               Financial Data Schedule.
        28               None.

(b)  Reports on Form 8-K.

          The Company has filed no reports on Form 8-K during the last quarter of the fiscal year ended December 31, 1997.

                                 SIGNATURES


          In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DIMECO, INC.
     (Issuer)


By:  /s/ Joseph J. Murray
     -----------------------------
     Joseph J. Murray
     President

Date:     March 26, 1998


          In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.






By: /s/ Maureen H. Beilman
     -----------------------------
     Maureen H. Beilman
     Treasurer
     (Principal Financial and
      Accounting Officer)

Date:     March 26, 1998



By:  /s/ John S. Kiesendahl
     -----------------------------
     John S. Kiesendahl
     Director

Date:     March 27, 1998

By:  /s/ Joseph J. Murray
     -----------------------------
     Joseph J. Murray
     President, Chief Executive
      Officer and Director
     (Chief Executive Officer)

Date:     March 26, 1998



By:  /s/ Thomas A. Peifer
     -----------------------------
     Thomas A. Peifer
     Director

Date:     March 27, 1998



By:  /s/ William E. Schwarz
     -----------------------------
     William E. Schwarz
     Chairman of the Board
      and Director

Date:     March 27, 1998



By:  /s/ Henry M. Skier
     -----------------------------
     Henry M. Skier
     Director

Date:     March 28, 1998



By:  /s/ Gerald J. Weniger
     -----------------------------
     Gerald J. Weniger
     Secretary and Director

Date:     March 28, 1998

                        INDEX TO EXHIBITS


Item Number        Description
-----------        -----------

   13              Annual Report to Shareholders for
                     Fiscal Year Ended December 31, 1997

   22              List of Subsidiaries of the
                     Company

   27              Financial Data Schedule