Form 10QSB
period 1998-03-31
DIMECO INC
filed 1998-05-14
CIK 898037

               SECURITIES AND EXCHANGE COMMISSION
                    Washington, D.C.  20549

                          FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OF 15(d) OF THE SECURITIES
                      EXCHANGE ACT OF 1934
         For the quarterly period ended March 31, 1998

                               OR

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE  ACT
 For the transition period from _____________ to _____________

                 Commission file Number 33-58936

                            Dimeco, Inc.
       -----------------------------------------------------
       (Exact name of registrant as specified in its charter)


       Pennsylvania                               23-2250152
       -----------------------------------------------------
     (State or other jurisdiction of         (I.R.S. Employer
     incorporation or organization)         Identification No.)

                        820 Church Street
                        -----------------
                       Honesdale, PA  18431
                       --------------------
             (Address of principal executive offices)

                         (717) 253-1970
                        -----------------
                   (Issuer's Telephone Number)

                          Not Applicable
       -----------------------------------------------------
     (Former name, former address and former fiscal year, if
                    changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Sections 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  X      No
    ---         ---

As of May 1, 1998, there were 669,650 shares outstanding of the issuer's common stock with an aggregate market value of approximately $33,147,690.

                                Dimeco, Inc.
                                   INDEX



PART I - FINANCIAL INFORMATION                                        Page
                                                                      ----
  Item 1.  Financial Statements

           Consolidated Balance Sheet (unaudited) as of
           March 31, 1998 and December 31, 1997                         3

           Consolidated Statement of Income (unaudited) for
           the three months ended March 31, 1998 and 1997               4

           Consolidated Statement of Changes in Stockholders'
           Equity (unaudited) for the three months ended
           March 31, 1998                                               5

           Consolidated Statement of Cash Flows (unaudited)
           for the three months ended March 31, 1998 and 1997           6

           Notes to Consolidated Financial Statements (unaudited)       7

  Item 2.  Management's Discussion and Analysis of Financial
           Condition and Results of Operations                         8-11

PART II - OTHER INFORMATION

  Item 1.  Legal Proceedings                                           12

  Item 2.  Changes in Securities                                       12

  Item 3.  Defaults Upon Senior Securities                             12

  Item 4.  Submissions of Matters to a Vote of Security Holders        12

  Item 5.  Other Information                                           12

  Item 6.  Exhibits and Reports on Form 8-K                            12

SIGNATURES                                                             13

                              Dimeco, Inc.
                  CONSOLIDATED BALANCE SHEET (Unaudited)

                                             March 31,      December 31,
                                               1998            1997
                                          -------------    -------------
Assets
Cash and due from banks                   $   1,560,321    $   1,358,842
Interest-bearing deposits in other banks      3,177,703        3,121,708
Federal funds sold                            5,635,000                -
                                          -------------    -------------
     Total cash and cash equivalents         10,373,024        4,480,550
                                          -------------    -------------

Mortgage loans held for sale                  1,770,113          156,871
   (market value $ 1,775,980 and $ 160,521)
Investment securities held to maturity
   (market value $6,419,063 and $4,602,088)   6,375,065        4,542,486
Investment securities available for sale     24,175,737       30,702,190
Loans (net of unearned income of $1,206,967
   and $1,078,581)                          107,897,137      108,814,535
Less allowance for loan losses                1,552,345        1,511,123
                                          -------------    -------------

     Net loans                              106,344,792      107,303,412
                                          -------------    -------------

Premises and equipment, net                   2,897,355        2,945,303
Other real estate                               745,234          625,619
Accrued interest receivable                   1,036,145          859,177
Other assets                                  1,868,066        1,805,495

     TOTAL ASSETS                        $  155,585,531  $   153,421,103
                                          =============    =============

Liabilities
Deposits:
     Noninterest-bearing                  $  14,366,303    $  12,965,190
     Interest-bearing                       123,052,771      122,136,196
                                          -------------    -------------

     Total Deposits                         137,419,074      135,101,386
                                          -------------    -------------

Securities sold under agreements
   to repurchase                              1,677,148        1,605,044
Short-term borrowings                             -              785,000
Accrued interest payable                        751,630          701,099
Other liabilities                               801,926          707,929

     TOTAL LIABILITIES                      140,649,778      138,900,458
                                          -------------    -------------

Stockholder's Equity
Common stock, $.50 par value; 3,000,000 shares
   authorized, 726,988 and 726,216 shares issued
   and outstanding                              363,493          363,108
Capital surplus                               2,684,399        2,662,333
Retained earnings                            11,888,871       11,547,197
Less:treasury stock;1,525 shares at cost              -          (40,407)
Net unrealized loss on securities                (1,010)         (11,586)
                                          -------------    -------------

     TOTAL STOCKHOLDERS' EQUITY              14,935,753       14,520,645
                                          -------------    -------------

     TOTAL LIABILITIES AND
        STOCKHOLDERS' EQUITY              $ 155,585,531    $ 153,421,103
                                          =============    =============


See accompanying notes to the consolidated financial statements.

                               Dimeco, Inc.
               CONSOLIDATED STATEMENT OF INCOME (Unaudited)


                                                    Three Months Ended
                                                         March 31,
                                                    1998             1997
                                               -------------    -------------

INTEREST INCOME
  Interest and fees on loans                   $   2,426,765    $   2,222,207
  Interest-bearing deposits in other banks            61,131            5,737
  Federal funds sold and securities purchased
      under agreements to resell                     128,777           16,649
  Investment securities:
   Taxable                                           274,849          309,303
   Exempt from federal income tax                     51,511           65,852
                                               -------------    -------------
       Total interest income                       2,943,033        2,619,748
                                               -------------    -------------

INTEREST EXPENSE
   Deposits                                        1,312,593        1,123,776
   Borrowed funds                                          -            4,912
   Securities sold under agreements to repurchase     10,775                -
                                               -------------    -------------
       Total interest expense                      1,323,368        1,128,688
                                               -------------    -------------

NET INTEREST INCOME                                1,619,665        1,491,060
Provision for loan losses                             89,500          135,000
                                               -------------    -------------
NET INTEREST INCOME AFTER PROVISION
   FOR LOAN LOSSES                                 1,530,165        1,356,060
                                               -------------    -------------

OTHER INCOME
Service charges on deposit accounts                   47,728           50,686
Gain (loss) on loans available for sale               72,692           13,994
Other operating income                               117,079          102,156
                                               -------------    -------------
       Total other income                            237,499          166,836
                                               -------------    -------------

OTHER EXPENSES
Salaries and employee benefits                       511,925          533,444
Occupancy expense, net                                87,530           85,702
Furniture and equipment expense                       82,917           70,183
Operations of other real estate                       32,697            8,784
Other operating expenses                             331,388          295,737
                                               -------------    -------------
       Total other expenses                        1,046,457          993,850
                                               -------------    -------------

Income before income taxes                           721,207          529,046
Income tax expense                                   234,135          161,700
                                               -------------    -------------

Net income                                     $     487,072    $     367,346
                                               =============    =============

NET EARNINGS PER SHARE                         $         .67    $         .51
                                               =============    =============

Average shares outstanding                           726,483          723,518


See accompanying notes to the consolidated financial statements.

                                            Dimeco, Inc.
               CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (Unaudited)



                                                                                            Net
                                                                                        Unrealized      Total
                                      Common       Capital     Retained     Treasury  Gain(Loss) On Stockholders' Comprehensive
                                       Stock       Surplus     Earnings       Stock     Securities     Equity        Income
                                    -----------  -----------  -----------  -----------  -----------  -----------  -----------

Balance, December 31, 1997          $   363,108  $ 2,662,333  $11,547,197  $   (40,407) $   (11,586) $14,520,645

Net income                                                        487,072                                487,072      487,072
Net unrealized gain on securities
  available for sale                                                                         10,575       10,575       10,575
                                                                                                                  -----------
Comprehensive income                                                                                              $   497,647
                                                                                                                  ===========
Dividend reinvestment plan                  385       22,066                    40,407                    62,858
Cash dividends ($.20 per share)                                  (145,397)                              (145,397)
                                    -----------  -----------  -----------  -----------  -----------  -----------

Balance, March 31, 1998             $   363,493  $ 2,684,399  $11,888,872  $         -  $    (1,011) $14,935,753
                                    ===========  ===========  ===========  ===========  ===========  ===========








See accompanying notes to the consolidated financial statements.

                               Dimeco, Inc.
                    STATEMENT OF CASH FLOWS (Unaudited)


For the three months ended March 31,                1998             1997
-----------------------------------            -------------    -------------

Operating Activities
Net income                                     $     487,072    $     367,346
Adjustments to reconcile net income to net cash
 provided by operating activities:
  Provision for loan losses                           89,500          135,000
  Depreciation                                        83,081           75,174
  Amortization (accretion) of investments, net      (133,865)          (6,511)
     Net decrease (increase) in loans held
      for sale                                    (1,613,242)         206,813
  Increase in interest receivable                   (176,968)         (74,869)
  Increase in interest payable                        50,531              478
  Amortization of net deferred loan
   origination fees                                   (8,862)         (16,528)
  Other, net                                          25,518            7,942
                                               -------------    -------------
  Net cash provided by(used for) operating
   activities                                     (1,197,235)         694,845
                                               -------------    -------------

Investing Activities:
Investment securities available for sale:
  Proceeds from maturities and repayments         26,867,245       10,782,729
  Purchases                                      (20,190,555)      (7,938,613)
Investment securities held to maturity:
  Proceeds from the maturities or repayments         100,000        2,431,000
  Purchases                                       (1,932,927)               -
Decrease (increase)in loans, net                     758,367       (3,147,465)
Purchase of premises and equipment                   (35,133)         (16,689)
                                               -------------    -------------
     Net cash used for investing activities        5,566,997        2,110,962
                                               -------------    -------------

Financing Activities:
Increase (decrease) in deposits, net               2,317,688       (5,302,379)
Increase in securities sold under
  agreements to repurchase                            72,104                -
Decrease in short-term borrowings                   (785,000)               -
Proceeds from dividend reinvestment plan              62,858           51,254
Dividends paid                                      (144,938)        (129,943)
                                               -------------    -------------
  Net cash provided by(used for) financing
   activities                                      1,522,712       (5,381,068)

     Increase (decrease) in cash and cash
      equivalents                                  5,892,474       (2,575,261)

Cash and cash equivalents January 1,               4,480,550        6,513,692
                                               -------------    -------------

Cash and cash equivalents March 31,            $  10,373,024    $   3,938,431


See accompanying notes to the consolidated financial statements.

                               Dimeco, Inc.
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)



NOTE 1  -  BASIS OF PRESENTATION

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


NOTE 2  - Comprehensive Income

On January 1, 1998, the Company adopted the Statement of Financial Accounting Standard No. 130, "Reporting Comprehensive Income." In adopting Statement No. 130, the company is required to present comprehensive income and its components in a full set of general purpose financial statements. The Company has elected to report the effects of Statement No. 130 as part of the Statement of Changes in Stockholders' Equity.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                           Financial Condition

Total assets at March 31, 1998 increased $2,164,000 or 1.4% for the first quarter of 1998. This increase is in contrast to typical decreases in the first quarter of the year. Management believes that this growth is the result of the Company's continuing efforts in the area of business development.

Cash and cash equivalents increased $5,892,000 or 131.5% with liquid funds held in the form of federal funds sold as a result of the maturities of
commercial paper which were held at December 31, 1997.   At the same time,
mortgage loans held for sale increased $1,613,000 with a sale of loans planned for the month of April 1998.

Investment securities held to maturity increased $1,833,000 or 40.3% due to purchases of corporate bonds which yielded interest rates above the fed funds rate for relatively short maturities. Investment securities available for sale decreased $6,526,000 or 21.2% as a result of maturities of short term commercial paper. There were no similar investments available upon the maturity of these securities. With the yield curve remaining as near flat as it has been, management is not desirous of extending maturities on the curve.

The loan portfolio decreased $917,000 or 0.8% from December 31, 1997 to March 31, 1998. Management took advantage of an opportunity to sell $2,723,000 of variable rate residential mortgages in January 1998. This decline was offset by an increase of $1,216,000 in commercial real estate loans, which is mainly attributable to a loan to fund day camp improvements.

Noninterest-bearing deposits grew $1,401,000 or 10.8% from December 31, 1997. Management believes that this increase is attributable to the increase in new customers generated by the branch locations which were opened in 1995 and 1996.

Short-term borrowing in the form of a flexline advance from the Federal Home Loan Bank was repaid in January 1998.

Stockholders' Equity increased $415,000 or 2.9% which was mainly due to earnings of $487,072. A dividend of $0.20 was declared in the first quarter which decreased equity by $145,000. Participation in dividend reinvestment contributed $63,000 during the quarter. Management monitors risk-based capital and leverage capital ratios in order to assess compliance with regulatory guidelines. At March 31, 1998 the Company had total risk-based capital of 13.5% which exceeded the requirement of 8.0%. Tier I risk-based capital was 12.3%, well within the guideline of at least fifty percent of total risk-based capital. The company's leverage ratio, which by requirement must be at least 3%, was 9.6%.

The Company has entered into a lease agreement to move their Operations Center to a new location due to expansion needs. The project is expected to be completed in the fall of 1998. In conjunction with the move, the Company is updating its proof equipment. The estimated costs of these projects are $750,000. These expenditures will provide new technology which will assist the Company in operating more efficiently.

                          Results of Operations

      Comparison of the three months ended March 31, 1998 and 1997

Net income for the three months ended March 31, 1998 was $487,000, an increase of 32.6% over the same quarter in 1997.

Interest and fees earned on loans increased $205,000 or 9.2% from 1997 to 1998 due to an increase in the average loan portfolio of $9,092,000 or 9.0%. The average rate earned on the portfolio increased a slight .03% to 8.62% from 8.59% the previous year. Interest earned on other interest-earning assets increased $119,000 or 29.9% due to an increase in the average portfolio of other interest-earning assets of $9,232,000 or 31.6% which was offset by a decrease in the average rate received on these assets of .07% to 5.37% in 1998 as compared to 5.44% in 1997.

Interest expense increased $195,000 or 17.2% based upon an increase in average liabilities of $14,765,000 or 12.1% and an increase in the average interest rate paid from 3.70% to 3.87%. Competitive pressure has caused an increase in rates paid on certain deposit products including jumbo certificates of deposit and the new "Financial Manager" account for commercial customers.

The provision for loan losses decreased $46,000 or 33.7% from 1997 to 1998. Management's analysis of the allowance for loan loss identifies the appropriate charge to the provision for loan loss. Review of this analysis suggests that this is the appropriate charge to expense.

Gains on loans available for sale increased $59,000 or 419.5% due to the sale of $2,723,000 of residential mortgages in the first quarter of 1998 which recognized a gain of $73,000. In the first quarter of 1997 there were sales of $450,000 which recognized a gain of $14,000.

Furniture and equipment expense increased $13,000 or 18.1% due to additional lease expense associated with a computer hardware update placed in service during 1997 and depreciation on improvements made to office spaces in 1997.

Expenses associated with the operation of other real estate increased $24,000 in the first quarter of 1998 versus the same period in 1997. Delinquent real estate taxes were paid on a property that was placed in other real estate owned in 1998. The first quarter of 1997 had no such similar expense.

Other operating expense increased $36,000 or 12.1%. The main addition was in the area of outside professional fees which increased $11,000 due to the outsourcing of functions which had previously been done in-house. Postage expense increased $7,000 with a greater number of accounts being serviced in 1998 than in 1997. The remainder of additional expense is not material in any one account but small increases were noted in various accounts.

                         Liquidity and Cash Flows

To ensure that the Company can satisfy customer credit needs for current and future commitments and deposit withdrawal requirements, the Bank manages the liquidity position by ensuring that there are adequate short-term funding sources available for those needs. Liquid assets consists of cash and due from banks, federal funds sold, interest-bearing deposits with other banks and investment securities maturing in one year or less. The following table shows these liquidity sources, minus short-term borrowings, as of March 31, 1998 compared to December 31, 1997:

                                                       March 31, December 31,
                                                         1998      1997
                                                       --------  --------
                                     (dollars in thousands)

Cash and due from banks                                $  1,560  $  1,359
Interest-bearing deposits with other banks                3,178     3,122
Mortgage loans held for sale                              1,770       157
Federal funds sold                                        5,635         -
Investment securities maturing in one year or less       20,111    27,212
                                                       --------  --------
                                                         32,254    31,850
Less short-term borrowings                                1,677     2,390
                                                       --------  --------

  Net liquidity position                               $ 30,577  $ 29,460
                                                       ========  ========

As a percent of total assets                              19.7%     19.2%
                                                       ========  ========


Management monitors liquidity on a consistent basis and feels that liquidity levels are adequate. In addition to these liquidity sources, the Bank also has available a credit line with the Federal Home Loan Bank of approximately $2.9 million. Management feels that with this line of credit available, it is more prudent to invest available funds in longer maturity investments in order to increase profits while not hampering liquidity.

Management is not aware of any known trends, events or uncertainties that will have or is reasonably likely to have a material effect on the Company's liquidity, capital resources or operations, nor is management aware of any current recommendations by regulatory authorities which, if implemented, would have such an effect.

                               Risk Elements

The table below presents information concerning nonperforming assets including nonaccrual loans, renegotiated loans, loans 90 days or more past due, other real estate loans and repossessed assets at March 31, 1998 and December 31, 1997. A loan is classified as nonaccrual when, in the opinion of management, there are doubts about collectability of interest and principal. At the time the accrual of interest is discontinued, future income is recognized only when cash is received. Renegotiated loans are those loans which terms have been renegotiated to provide a reduction or deferral of principal or interest as a result of the deterioration of the borrower.

                                                     March 31, December 31,
                                                       1998      1997
                                                     --------  --------
   (dollars in thousands)
Loans on nonaccrual basis                            $    817  $    819
Loans past due 90 days or more                            740       755
Renegotiated loans                                      1,215     1,219
                                                     --------  --------
  Total nonperforming loans                             2,772     2,793
Other real estate                                         745       626
Repossessed assets                                          7         -
                                                     --------  --------
  Total nonperforming assets                         $  3,524  $  3,419
                                                     ========  ========

Nonperforming loans as a percent of total loans          2.6%      2.6%
                                                     ========  ========

Nonperforming assets as a percent of total assets        2.3%      2.2%
                                                     ========  ========

Allowance for loan loss as a percent of loans           1.44%     1.39%
                                                     ========  ========

Management believes the level of the allowance for loan losses at March 31, 1998 is sufficient. The relationship between the allowance for loan loses and outstanding loans is a function of the credit quality and known risk attributed to the loan portfolio. The on-going loan review program and credit approval process is used to determine the adequacy of the allowance for loan losses.

Included in total loans are loans of $966,260 which management has classified as impaired under the terms of Financial Accounting Standards Board Statement No. 114, "Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosure". The related allowance for loan losses on these loans amounted to $150,785. There were no impaired loans without a related allowance for loan losses. The average balance of impaired loans for the period was $967,093.

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

            NONE

 Item 3 -   Defaults by the Company on its senior securities

            NONE

 Item 4 -   Results of votes of security holders

            The following represents the results of matters submitted to a vote of the shareholders at the annual meeting held on April 23, 1998:

            Election of Directors:

            The following directors were elected with terms to expire
            April, 2000:

                                         For       Withhold Authority
            William E.Schwarz        526,679.6766      5,679.9717
            Henry M. Skier           525,968.3391      6,391.3092
            Gerald J. Weniger        526,679.6766      5,679.9717

            S.R. Snodgrass was elected as the Company's Independent Auditors for the year ending December 31, 1998 by the following vote:

            For                     532,359.6483
            Against                       0.0000


 Item 5 -   Other Information

            NONE

 Item 6 -   Exhibits and Reports on Form 8-K

            NONE

                                SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused the report to be signed on its behalf by the undersigned, thereunto duly authorized.




                                    DIMECO, INC.


Date:  May 6, 1998                  By:/s/ Joseph J. Murray
                                       ------------------------------------
                                       Joseph J. Murray
                                       Executive Vice President and
                                       Chief Executive Officer


Date:  May 6, 1998                  By:/s/ Maureen H. Beilman
                                       ------------------------------------
                                       Maureen H. Beilman
                                       Controller