Form 10QSB
period 1998-06-30
DIMECO INC
filed 1998-08-14
CIK 898037

                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C.  20549

                            FORM 10-QSB

 [X] QUARTERLY REPORT UNDER SECTION 13 OF 15(d) OF THE SECURITIES
                       EXCHANGE ACT OF 1934
           For the quarterly period ended June 30, 1998

                                OR

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
    For the transition period from                 to
                                   ---------------     -----------
                  Commission file Number 33-58936


                         Dimeco, Inc.
              --------------------------------
      (Exact name of registrant as specified in its charter)

          Pennsylvania                          23-2250152
       --------------------------------------------------------
             (State or other jurisdiction of (I.R.S. Employer incorporation or organization) Identification No.)

                         820 Church Street
                         -----------------
                        Honesdale, PA 18431
                        -------------------
             (Address of principal executive offices)

                          (717) 253-1970
                          --------------
                    (Issuer's Telephone Number)

                              Not Applicable
                     -------------------------------
(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Sections 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                         Yes  X    No
                             ---      ---

As of August 5, 1998, there were 672,164 shares outstanding of the issuer's common stock with an aggregate market value of approximately $32,936,018.

                               Dimeco, Inc.
                                   INDEX
                                                                        Page

PART I - FINANCIAL INFORMATION

  Item 1. Financial Statements

          Consolidated Balance Sheet (unaudited) as of June 30,
            1998 and December 31, 1997                                     3

          Consolidated Statement of Income (unaudited) for the
            three months and the six months ended
            June 30, 1998 and 1997                                         4

          Consolidated Statement of Cash Flows (unaudited) for
            the six months ended June 30, 1998 and 1997                    5

          Consolidated Statement of Changes in Stockholders' Equity        6

          Notes to Consolidated Financial Statements (unaudited)           7

  Item 2. Management's Discussion and Analysis of Financial
          Condition and Results of Operation                            8-12


PART II - OTHER INFORMATION

  Item 1. Legal Proceedings                                              13

  Item 2. Changes in Securities                                          13

  Item 3. Default Upon Senior Securities                                 13

  Item 4. Submissions of Matters to a Vote of Security Holders           13

  Item 5. Other Information                                              13

  Item 6. Exhibits and Reports on Form 8-K                               13

SIGNATURES                                                               14

                               Dimeco, Inc.
                  CONSOLIDATED BALANCE SHEET (Unaudited)

                                              June 30,      December 31,
                                                1998            1997
                                              --------      ------------
Assets
Cash and due from banks                   $   1,662,715    $   1,358,842
Interest-bearing deposits in
   other banks                                4,762,027        3,121,708
Federal funds sold                            2,830,000             -
                                          -------------    -------------
   Total cash and cash equivalents            9,254,742        4,480,550
                                          -------------    -------------

Mortgage loans held for sale                    923,729          156,871
Investment securities held to
   maturity (market value $4,529,498
   and $4,602,088)                            4,475,698        4,542,486
Investment securities available
   for sale                                  30,748,567       30,702,190
Loans (net of unearned income
   of $1,098,806 and $1,078,581)            112,402,187      108,814,535
Less allowance for loan losses                1,597,119        1,511,123
                                          -------------    -------------
   Net loans                                110,805,068      107,303,412
                                          -------------    -------------
Premises and equipment, net                   2,946,027        2,945,303
Other real estate                               782,000          625,619
Accrued interest receivable                     848,458          859,177
Other assets                                  1,865,872        1,805,495
                                          -------------    -------------
   TOTAL ASSETS                           $ 162,650,161    $ 153,421,103
                                          =============    =============
Liabilities
Deposits:
   Noninterest-bearing                    $  13,795,121    $  12,965,190
   Interest-bearing                         129,147,139      122,136,196
                                          -------------    -------------
   Total deposits                           142,942,260      135,101,386
                                          -------------    -------------
Securities sold under agreements
   to resell                                  3,117,778        2,390,044
Accrued interest payable                        680,108          701,099
Other liabilities                               598,188          707,929
                                          -------------    -------------
   TOTAL LIABILITIES                        147,338,334      138,900,458
                                          -------------    -------------
Stockholders' Equity
Common stock, $.50 par value;
   3,000,000 shares authorized,
   728,842 and 726,216 shares issued
   and outstanding                              364,420          363,108
Capital surplus                               2,746,482        2,662,333
Retained earnings                            12,204,825       11,547,197
Less:  Treasury stock; (1,525 shares
   at cost)                                        -             (40,407)
Net unrealized loss on securities
   available for sale                            (3,900)         (11,586)
                                          -------------    -------------
   TOTAL STOCKHOLDERS' EQUITY                15,311,827       14,520,645
                                          -------------    -------------
   TOTAL LIABILITIES AND
      STOCKHOLDERS' EQUITY                $ 162,650,161    $ 153,421,103
                                          ============    =============


See accompanying notes to the consolidated financial statements.

                                             Dimeco, Inc.
                              CONSOLIDATED STATEMENT OF INCOME (Unaudited)

                                                    Three Months                   Six Months
                                                    Ended June 30,               Ended June 30,
                                                    --------------               --------------
                                                    1998      1997               1998      1997
INTEREST AND DIVIDEND INCOME
Interest and fees on loans                      $ 2,501,989  $2,367,310      $4,928,754  $4,589,517
Interest-bearing deposits in other banks             62,299       6,271         123,430      12,008
Federal funds sold and securities
  purchased under agreement to resell               140,720      30,479         269,497      47,128
Investment securities:
  Taxable                                           293,719     290,823         568,568     600,126
  Exempt from federal income tax                     48,126      62,644          99,637     128,496
                                                -----------  ----------      ----------  ----------
        Total interest income                     3,046,853   2,757,527       5,989,886   5,377,275
                                                -----------  ----------      ----------  ----------
INTEREST EXPENSE
Deposits                                          1,345,010   1,159,588        2,657,603  2,283,364
Borrowed funds                                            -         670                -      5,582
Securities sold under agreements to repurchase       17,942           -           28,717          -
                                                -----------  ----------      -----------  ---------
        Total interest expense                    1,362,952   1,160,258        2,686,320  2,288,946
                                                -----------  ----------      -----------  ---------
NET INTEREST INCOME                               1,683,901   1,597,269        3,303,566  3,088,329

Provision for loan losses                            91,500     136,500          181,000    271,500
                                                -----------  ----------      -----------  ---------
NET INTEREST INCOME AFTER PROVISION
  FOR LOAN LOSSES                                 1,592,401   1,460,769        3,122,566  2,816,829
                                                -----------  ----------      -----------  ---------
OTHER INCOME
Service charges on deposit accounts                  56,339      56,062          104,067    106,748
Gain on loans available for sale                     12,717       6,037           85,409     20,031
Other operating income                              124,824      97,228          241,903    199,384
                                                -----------  ----------      -----------  ---------
  Total other income                                193,880     159,327          431,379    326,163
                                                -----------  ----------      -----------  ---------
OTHER EXPENSES
Salaries and employee benefits                      490,024     494,286        1,001,949  1,027,730
Occupancy expense, net                               82,617      84,011          170,147    169,713
Furniture and equipment expense                      88,082      82,468          170,999    152,651
Operations of other real estate                      14,111       3,107           46,808     11,891
Other operating expense                             390,884     337,050          722,272    632,787
                                                 ----------  ----------        ---------  ---------
        Total other expenses                      1,065,718   1,000,922        2,112,175  1,994,772
                                                 ----------  ----------        ---------  ---------
Income before income taxes                          720,563     619,174        1,441,770  1,148,220
Income tax expense                                  222,400     189,400          456,535    351,100
                                                 ----------  ----------        ---------  ---------
NET INCOME                                       $  498,163  $  429,774       $  985,235 $  797,120
                                                 ==========  ==========       ========== ==========
 NET EARNINGS PER SHARE                          $     0.68  $     0.59       $     1.35 $     1.10
                                                 ==========  ==========       ========== ==========

See accompanying notes to consolidated financial statements.

                               Dimeco, Inc.
                    STATEMENT OF CASH FLOWS (Unaudited)

                                                         Six Months
                                                        Ended June 30,
                                                      1998         1997
                                                     ------       ------
OPERATING ACTIVITIES
Net income                                         $ 985,235    $  797,120
Adjustments to reconcile net income to
  net cash provided by operating activities:
    Provision for loan losses                        181,000       271,500
    Depreciation                                     167,805       166,279
    Amortization of investments, net                (283,861)       (2,902)
    Decrease (increase) in accrued
       interest receivable                            10,719        28,028
    Net (increase) decrease in loans
       available for sale                           (766,858)        1,979
    Amortization of net deferred loan
       origination fees                              (18,388)      (38,446)
    Other, net                                      (157,147)     (206,673)
                                                   ---------    ----------
        Net cash provided by operating
           activities                                118,505     1,016,885
                                                   ---------    ----------
INVESTING ACTIVITIES
Investment securities available for sale:
  Proceeds from maturities or paydowns
   of investment securities                        48,297,286   13,247,217
  Purchase of investment securities               (48,050,000) (11,250,265)
Investment securities:
  Proceeds from maturities or paydowns
   of investment securities                         2,940,000    7,461,001
  Purchase of investment securities                (2,871,368)    (500,000)
Net increase in loans                              (3,835,649)  (7,181,790)
Purchase of premises and equipment                   (168,529)     (98,680)
Proceeds from sale of other real estate                14,350            -
                                                   ----------   ----------
        Net cash provided by (used for)
            investing activities                   (3,673,910)   1,677,483
                                                   ----------   ----------
FINANCING ACTIVITIES
Increase (decrease) in deposits, net                7,840,874    3,937,693
Increase in securities sold under
  agreements to repurchase                          1,512,734            -
Decrease in short term borrowings                    (785,000)           -
Proceeds from dividend reinvestment plan              125,868      103,532
Dividends paid                                       (364,879)    (260,038)
Purchase Treasury Stock                                     -     (148,400)
                                                   ----------   ----------
  Net cash provided by financing activities         8,329,597    3,632,787
                                                   ----------   ----------
        Increase (decrease) in cash
           and cash equivalents                     4,774,192    6,327,155

Cash and cash equivalents at beginning
   of period                                        4,480,550    6,513,692
                                                   ----------  -----------
Cash and cash equivalents at end of period         $9,254,742  $12,840,847
                                                   ==========  ===========

See accompanying notes to consolidated financial statements.

                                                Dimeco, Inc.
                         CONSOLIDATED STATEMENT OF CHANGES IN STOCK HOLDERS' EQUITY






                                Common       Capital      Retained    Treasury   Net Unrealized     Total        Comprehensive
                                 Stock       Surplus      Earnings       Stock     Gain (Loss)   Stockholders'     Income
                                                                                  on Securities    Equity

Balance, December 31, 1997    $   363,108  $ 2,662,333  $11,547,197  $   (40,407)  $   (11,586)  $14,520,645

Net Income                                                  985,235                                  985,235   $   985,235

Net unrealized loss on
securities available
for sale                                                                                 7,686         7,686         7,686

Dividend reinvestment plan          1,312       84,149                     40,407                    125,868

Cash dividends  (.45 per
share)                                                     (327,607)                                (327,607)
                              -----------  -----------  -----------  ------------  -----------   -----------   -----------


Balance, June 30, 1998        $   364,420  $ 2,746,482  $12,204,825  $       -     $    (3,900)  $15,311,827   $   992,921
                              -----------  -----------  -----------  ------------  -----------   -----------   -----------


See accompanying notes to the consolidated financial statements.

                               Dimeco, Inc.
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)


NOTE - BASIS OF PRESENTATION

The consolidated financial statements include the accounts of Dimeco, Inc. (the "Company") and its wholly-owned subsidiary The Dime Bank (the "Bank"). All significant intercompany balances and transactions have been eliminated in the consolidation.

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-QSB and, therefore, do not necessarily include all information that would be included in audited financial statements. The information furnished reflects all adjustments which are, in the opinion of management, necessary for a fair statement of the results of operations. All such adjustments are of a normal recurring nature. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year.

Certain comparative amounts for 1997 have been reclassified to conform to 1998 classifications.

NOTE 2 - COMPREHENSIVE INCOME

On January 1, 1998, the Company adopted the Statement of Financial Standard No. 130, "Reporting Comprehensive Income." In adopting Statement No. 130, the Company is required to present comprehensive income and its components in a full set of general purpose financial statements. The Company has elected to report the effects of Statement No. 130 as part of the Statement of Changes in Stockholders' Equity.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                           Financial Condition

Total assets at June 30, 1998 increased $9,229,000 or 6.0% to $162,650,000 from the $153,421,000 reported at December 31, 1997. Management believes that this is the result of heightened marketing efforts combined with more complete utilization of the branches which were opened in 1995 and 1996.

Cash and cash equivalents increased $4,774,000 or 106.6% mainly due to increased amounts in federal funds sold and interest-bearing deposits in other banks. Management has chosen to invest cash receipts in short-term investments such as these. In addition to these liquid investments, in light of the flattened yield curve, management has used a greater number of investments in corporate commercial paper. This type of investment offers a spread to interest income earned on federal funds sold while maintaining liquidity due to the shorter term on commercial paper (less than or equal to 270 days). Due to these short term investments , the available for sale category of investments shows significant turnover.

The loan portfolio increased $3,588,000 or 3.3% from December 31, 1997 to June 30, 1998. Sales of residential mortgages of $2,723,000 in the first quarter were replaced with new residential mortgages during the second quarter, therefore showing no change in this category year to date. A variety of different type loans account for the remaining increase with the largest being a growth in commercial real estate loans of $3,159,000. Loan activity in this category was diversified among various types of businesses including children's camps, manufacturing concerns, retail stores and nonprofit agencies.

Total deposits increased $7,841,000 or 5.8% due in part to the increased effects of additional branches along with normal cyclical commercial customer balance growth. This is shown by an increase in noninterest-bearing deposits of $830,000 or 6.4%. Interest-bearing accounts increased $7,011,000 or 5.7% with the greatest change being an increase of $3,741,000 in statement savings accounts. Time deposits of less than $100,000 showed growth of $2,047,000 during the same period. Management believes this increase is due to the competitive rates offered on these products.

The Company has been attracting liabilities in the form of securities sold under agreements to repurchase in conjunction with a sweep arrangement for
commercial customers.    This product offering has increased balances of this
type $1,513,000 since December 31, 1997.

Equity capital increased $791,000 or 5.5% since December 31, 1997, primarily the result of net earnings for the period of $985,000. Dividends of $328,000 were declared during the first half of 1998 with the reinvestment of dividends through the plan contributing back $126,000.

Management monitors risk-based capital and leverage capital ratios in order to assess compliance with regulatory guidelines. At June 30, 1998, the bank had total risk-based capital of 12.8%, exceeding the 8.0% minimum risk-based capital requirement. Core equity capital, which must be at least fifty percent of the total risk-based capital, was 11.6% of this requirement at June 30, 1998. Additionally, the Company must maintain a minimum leverage capital ratio of 3%. As of June 30, 1997 the Company's leverage capital ratio was 9.4%.

                           Results of Operation

Comparison of the Six Months Ended June 30, 1998 and 1997.

The Company earned $985,000 for the six months ended June 30, 1998, an increase of $188,000 or 23.6% from the $797,000 reported for the first half of 1997.

Interest and fees earned on loans increased $339,000 or 7.4% due to an increase of $7,153,000 in balances of the average loan portfolio. The average rate earned on loans increased slightly from 8.65% in 1997 to 8.72% in 1998. Interest earned on interest-bearing balances and federal funds sold increased significantly from $59,000 in 1997 to $393,000 in 1998 due to larger balances in these types of accounts coupled with an average rate increase of 0.8% from 1997 to 1998.

The net interest margin increased $215,000 or 7.0% from 1997 to 1998 as a result of the net effect of volume increases of $18,015,000 in average earning assets and $15,944,000 in average costing liabilities which were offset by rate decreases in earning assets of .13% and increases of .15% in costing liabilities.

The provision for loan losses decreased $91,000 or 33.3% from 1997 to 1998. Our internal evaluation of the allowance for loan loss indicates that the current allowance is adequate and that the provision expense is sufficient. Management had previously taken an aggressive stand in charging off any loans that qualified under more stringent charge-off guidelines and feels that this
policy has strengthened the quality of the remaining loan portfolio.   The
level of the allowance for loan loss as a percentage of total loans at June 30, 1998 was 1.42% compared with 1.25% at June 30, 1997.

Gains (losses) on loans held for sale increased $65,000 in 1998 from 1997. The Company sold loans with balances of $5,660,000 in 1998 as compared to $2,015,000 in 1997. The larger volume of loans coupled with quicker turnaround time to sell, which has the affect of limiting risk of market loss on the sales, is the main reason for this increase.

Other operating income increased $43,000 or 21.3% from 1997 to 1998. A variety of different categories accounted for this, including $13,000 increase in participation service fees (servicing of loans which have been sold in the secondary market), $9,000 fees on ATM usage fees which were not charged in 1997, $9,000 in additional fees received by participation in the MasterCard network and $13,000 greater fees earned on mutual fund sales.

Other operating expense increased $89,000 or 14.1% from 1997 to 1998. Legal fees increased $14,000 due to consulting services in connection with loan collection and product review. ATM fees paid for inclusion in the network increased $10,000 from 1997 to 1998 with the addition of three ATM machines in the past year. Postage expenses increased $10,000 with a greater number of statements mailed due to the greater number of accounts. Travel expenses connected with education for new software systems increased with a one-time addition of $12,000 caused by the need for extensive off-site training on the new mortgage platform system. Changes in various other categories account for the remaining increase, with no one category being a significant dollar amount.

Comparison of Three Months Ended June 30, 1998 and 1997

Total interest income increased $289,000 or 10.5% from 1997 to 1998. This increase is due to increased average volume of $17,297,000 which is offset by decreased average interest rates received of 0.16% for 1998 as compared to 1997. At the same time interest expense increased $202,694 or 17.5% with the average deposits in 1998 increasing $17,110,000 or 13.6% from the 1997 average balances. In addition to larger balances, the average interest rates paid in 1998 were 3.8% as compared to 3.7% in 1997. With increased competition for deposit dollars, management has been aggressive in pricing deposits and in addition has introduced securities sold under agreement to repurchase for commercial customers which was not offered in the second quarter of 1997.

The provision for loan loss decreased $45,000 or 33.0% in 1998 as compared to 1997. As mentioned above, management's evaluation of the allowance for loan loss shows that this decrease is warranted.

Other operating income increased $28,000 or 28.4% from 1997 to 1998. As mentioned in the six month discussion, this increase is due to participation service fee increases of $6,000, MasterCard interchange fees of $6,000 (which the Company did not offer in 1997), additional fees generated by initiating an ATM fee for noncustomers of $5,000 and increased income on sales of mutual
fund products of $15,000.   Other income items showed smaller increases.
These increases were offset by decreases of $5,000 in insurance sales commissions and $4,000 in credit card fees from commercial customers.

Other operating expense increased $54,000 or 16.0% with increased expense attributable to the same line items as discussed in the six month comparison. Legal expense increased $12,000 due to more aggressive loan collection efforts and additional inquiry into product review.

ATM network fees increased $6,000 or 38.5% due to the larger number of ATM machines operated in 1998. Outside professional fees showed a decrease of $7,000 from 1997 to 1998 with less emphasis on consultants for team building and marketing. Travel expenses increased $7,000 in 1998 due to off-site training on the new loan platform system. Various other categories showed increases in costs from 1997 to 1998 with no one item being of a significant dollar amount.

                         Liquidity and Cash Flows

To ensure that the Company can satisfy customer credit needs for current and future commitments and deposit withdrawal requirements, the Bank manages the liquidity position by ensuring that there are adequate short-term funding sources available for those needs. Liquid assets consists of cash and due from banks, federal funds sold, interest-bearing deposits with other banks and investment securities maturing in one year or less. The following table shows these liquidity sources, minus short-term borrowings, as of June 30, 1998 compared to December 31, 1997:

                                                  June 30,   December 31,
                                                  --------   ------------
                                                   (dollars in thousands)

   Cash and due from banks                       $  1,663       $  1,359
   Interest-bearing deposits with
       other banks                                  4,762          3,122
   Federal funds sold                               2,830              0
   Mortgage loans held for sale                       924            157
   Investment securities maturing in
       One year or less                            25,914         27,212
                                                 --------       --------
                                                   36,093         31,850
   Less short-term borrowings                       3,118          2,390
                                                 --------       --------
   Net liquidity position                        $ 32,975       $ 29,460
                                                 ========       ========
   As a percent of total assets                      20.3%          19.2%

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

                               Risk Elements

The table below presents information concerning nonperforming assets including nonaccrual loans, renegotiated loans, loans 90 days or more past due, nonaccrual securities, other real estate loans and repossessed assets at June 30, 1998 and December 31, 1997. A loan is classified as nonaccrual when, in the opinion of management, there are doubts about collectibility of interest and principal. At the time the accrual of interest is discontinued, future income is recognized only when cash is received. Renegotiated loans are those loans which terms have been renegotiated to provide a reduction or deferral of principal or interest as a result of the deterioration of the borrower.

                                                June 30,      December 31,
                                                  1998            1997
                                                 ------         ------
                                                (dollars in thousands)

  Loans on nonaccrual basis                      $  976         $  819
  Loans past due 90 days or more                    898            755
  Renegotiated loans                              1,200          1,219
                                                 ------         ------
       Total nonperforming loans                  3,074          2,793
  Other real estate                                 782            626
  Repossessed assets                                 22              -
  Nonaccrual securities                               -              -
                                                 ------         ------
        Total nonperforming assets               $3,878         $3,419
                                                 ======         ======

  Nonperforming loans as a percent
    of total loans                                  2.7%           2.6%
                                                 ======         ======

  Nonperforming assets as a percent
    of total assets                                 2.4%           2.2%
                                                 ======         ======

  Allowance for loan loss as a percent
    of loans                                       1.42%          1.39%
                                                 ======         ======

Management believes the level of the allowance for loan losses at June 30, 1998 is sufficient. The relationship between the allowance for loan losses and outstanding loans is a function of the credit quality and known risk attributed to the loan portfolio. The on-going loan review program and credit approval process is used to determine the adequacy of the allowance for loan losses. Included in total loans are loans of $960,000 which management has classified as impaired under the terms of Financial Accounting Standards Board Statement No. 114, "Accounting by Creditors for Impairment of a Loan Income Recognition and Disclosure." The related allowance for loan losses on these loans amounted to $181,000. There were no impaired loans without a related allowance for loan losses.

Management does not believe that loans classified as loss, doubtful substandard or special mention for internal or regulatory purposes (ii) represent or result from trends or uncertainties which management reasonably expects will materially impact future operating results, liquidity, or capital resources, or (ii) represent material loans about which management is aware of any information which causes management to have serious doubts as to the ability of such borrowers to comply with the loan repayment terms.

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

             The following represents the results of matters submitted to a vote of the shareholders at the annual meeting held on April 23, 1998:

             Election of Directors:
             The following directors were elected with terms to expire April, 2000:

                                        For       Withhold Authority
                                     ---         ------------------
             William E. Schwarz   526,679.6766     5,679.9717
             Henry M.Skier        525,968.3391     6,391.3092
             Gerald J. Weniger    526,679.6766     5,679.9717

             S.R. Snodgrass, A.C. was selected as the Company's independent auditors for the year ending December 31, 1998 by the following vote:

             For:              532,359.6483
             Against:                0.0000

  Item 5-  Other information

           NONE

  Item 6-  Exhibits and Reports on Form 8-K

           NONE

                                SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused the report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                     DIMECO, INC.



Date:  August 6, 1998                By:\s\ Joseph J. Murray
                                        ---------------------------
                                        Joseph J. Murray
                                        President and Chief Executive Officer



Date:  August 6, 1998                By:\s\ Maureen H. Beilman
                                        ---------------------------
                                        Maureen H. Beilman
                                        Controller/Treasurer