Form 10QSB
period 1998-09-30
DIMECO INC
filed 1998-11-16
CIK 898037

                   SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549

                                FORM 10-QSB

   [X] QUARTERLY REPORT UNDER SECTION 13 OF 15(d) OF THE SECURITIES
                        EXCHANGE ACT OF 1934

           For the quarterly period ended September 30,1998

                                OR

   [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

           For the transition period from             to             .
                                          -----------    ------------

                     Commission file Number 33-58936


                            Dimeco, Inc.
               ----------------------------------------
         (Exact name of registrant as specified in its charter)

            Pennsylvania                          23-2250152
         ------------------------------------------------------
   (State or other jurisdiction of              (I.R.S. Employer
    incorporation or organization)               Identification No.)

                           820 Church Street
                          -------------------
                          Honesdale, PA 18431
                         ---------------------
               (Address of principal executive offices)

                            (717) 253-1970
                           ----------------
                     (Issuer's Telephone Number)

                            Not Applicable
                 ----------------------------------
(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Sections 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                        Yes   X    No
                                            -----    -----

As of November 5, 1998, there were 673,414 shares outstanding of the issuer's common stock with an aggregate market value of approximately $29,293,511.

                            Dimeco, Inc.
                               INDEX
                                                                  Page
                                                                  ----
PART I - FINANCIAL INFORMATION

   Item 1.  Financial Statements

            Consolidated Balance Sheet (unaudited) as of
              September 30, 1998 and December 31, 1997             3

            Consolidated Statement of Income (unaudited)
              for the three months and the nine months
              ended September 30, 1998 and 1997                    4

            Consolidated Statement of Cash Flows
             (unaudited) for the nine months ended
              September 30,1998 and 1997                           5

            Consolidated Statement of Changes in
              Stockholders' Equity                                 6

            Notes to Consolidated Financial
              Statements (unaudited)                               7

   Item 2.  Management's Discussion and Analysis
              of Financial Condition and Results of
              Operations                                      8 - 14

PART II - OTHER INFORMATION

   Item 1.  Legal Proceedings                                     15

   Item 2.  Changes in Securities                                 15

   Item 3.  Default Upon Senior Securities                        15

   Item 4.  Submissions of Matters to a Vote of
            Security Holders                                      15

   Item 5.  Other Information                                     15

   Item 6.  Exhibits and Reports on Form 8-K                      15

SIGNATURES                                                        16

                            Dimeco, Inc.
                CONSOLIDATED BALANCE SHEET (Unaudited)

                                             For the           For the
                                           September 30,     December 31,
                                               1998             1997
                                          -------------    -------------
Assets
Cash and due from banks                   $   1,412,811    $   1,358,842
Interest-bearing deposits in other banks      5,633,533        3,121,708
Federal funds sold                                 -                -
                                          -------------    -------------
   Total cash and cash equivalents            7,046,344        4,480,550
                                          -------------    -------------

Mortgage loans held for sale                  1,101,114          156,871
Investment securities held to maturity
   (market value $3,540,129 and
   $4,602,088)                                3,498,288        4,542,486
Investment securities available
   for sale                                  33,615,874       30,702,190
Loans (net of unearned income
   of $1,103,693 and $1,078,580)            122,858,059      108,814,535
Less allowance for loan losses                1,604,068        1,511,123
                                          -------------    -------------
   Net loans                                121,253,991      107,303,412
                                          -------------    -------------

Premises and equipment, net                   3,314,991        2,945,303
Other real estate                               286,513          625,619
Accrued interest receivable                     975,790          859,177
Other assets                                  1,895,719        1,805,495
                                          -------------    -------------
   TOTAL ASSETS                           $ 172,988,624    $ 153,421,103
                                          =============    =============
Liabilities
Deposits:
   Noninterest-bearing                    $  14,225,568    $  12,965,190
   Interest-bearing                         137,770,409      122,136,196
                                          -------------    -------------
   Total deposits                           151,995,977      135,101,386
                                          -------------    -------------
Short term borrowings                         3,824,817        2,390,044
Accrued interest payable                        750,607          701,099
Other liabilities                               775,580          707,929
                                          -------------    -------------
   TOTAL LIABILITIES                        157,346,981      138,900,458
                                          -------------    -------------
Stockholders' Equity
Common stock, $.50 par value; 3,000,000
   shares authorized, 730,463 and
   726,216 shares issued and outstanding        365,232          363,108
Capital surplus                               2,825,645        2,662,333
Retained earnings                            12,537,522       11,547,197
Less treasury stock(2,000 and 1,525
   shares at cost)                              (87,000)         (40,407)
Net unrealized gain (loss) on
   securities available for sale                    244          (11,586)
                                          -------------    -------------
   TOTAL STOCKHOLDERS' EQUITY                15,641,643       14,520,645
                                          -------------    -------------
   TOTAL LIABILITIES AND
      STOCKHOLDERS' EQUITY                $ 172,988,624    $ 153,421,103
                                          =============    =============


See accompanying notes to the consolidated financial statements.

                                          Dimeco, Inc.
                          CONSOLIDATED STATEMENT OF INCOME (Unaudited)

                                                For the                                   For the
                                              Three Months                              Nine Months
                                            Ended September 30,                     Ended September 30,
                                        --------------------------              -------------------------
                                            1998          1997                      1998          1997
                                        -----------     ----------              ----------     ----------
INTEREST INCOME
Interest and fees on loans              $ 2,638,984     $2,402,265              $7,567,738     $6,991,782
Interest-bearing deposits in
   other banks                               23,722          6,017                 147,152         18,025
Federal funds sold and securities
  purchased under agreement to resell        52,118         59,564                 321,615        106,692
Investment securities:
  Taxable                                   483,700        315,512               1,052,268        915,638
  Exempt from federal income tax             26,084         59,900                 125,721        188,396
                                        -----------     ----------              ----------     ----------
        Total interest income             3,224,608      2,843,258               9,214,494      8,220,533
                                        -----------     ----------              ----------     ----------
INTEREST EXPENSE
Deposits                                  1,397,216      1,241,874               4,054,819      3,525,238
Short- term borrowings                       25,203          2,392                  53,920          7,974
                                        -----------     ----------              ----------     ----------
        Total interest expense            1,422,419      1,244,266               4,108,739      3,533,212
                                        -----------     ----------              ----------     ----------

NET INTEREST INCOME                       1,802,189      1,598,992               5,105,755      4,687,321

Provision for loan losses                   142,000        138,000                 323,000        409,500
                                        -----------     ----------              ----------     ----------
NET INTEREST INCOME AFTER PROVISION
  FOR LOAN LOSSES                         1,660,189      1,460,992               4,782,755      4,277,821
                                        -----------     ----------              ----------     ----------
NONINTEREST INCOME
Service charges on deposit accounts          62,899         57,072                 166,966        163,820
Mortgage loans held for sale gains, net      35,666         84,636                 121,075        104,667
Other operating income                      115,893        110,167                 357,796        309,551
Investment securities gains, net              8,900            -                     8,900            -
                                        -----------     ----------              ----------     ----------

        Total noninterest income            223,358        251,875                 654,737        578,038
                                        -----------      ---------             -----------    -----------
NONINTEREST EXPENSES
Salaries and employee benefits              521,933        471,340               1,523,882      1,499,070
Occupancy expenses, net                      91,967         82,525                 262,114        252,238
Furniture and equipment expense              81,333         75,955                 252,332        228,606
Operations of other real estate              51,724         57,133                  98,532         69,024
Other operating expense                     368,077        343,759               1,090,349        976,546
                                        -----------      ---------             -----------    -----------
        Total noninterest expenses        1,115,034      1,030,712               3,227,209      3,025,484
                                        -----------      ---------             -----------    -----------

Income before income taxes                  768,513        682,155               2,210,283      1,830,375
Income taxes                                253,200        206,900                 709,735        558,000
                                        -----------      ---------             -----------    -----------
NET INCOME                              $   515,313      $ 475,255             $ 1,500,548    $ 1,272,375
                                        ===========      =========             ===========    ===========
EARNINGS PER SHARE                      $      0.71      $    0.66             $      2.06    $      1.76
                                        ===========      =========             ===========    ===========

See accompanying notes to consolidated financial statements.

                                           Dimeco, Inc.
                    CONSOLIDATED STATEMENT OF CHANGES IN STOCK HOLDERS' EQUITY


                                                                                Net Unrealized
                                                                                Gain (Loss) on
                                                                                  Securities       Total        Equity
                                 Common      Capital      Retained     Treasury  Available for Stockholders' Comprehensive
                                  Stock      Surplus      Earnings       Stock       Sale         Equity        Income
                                ---------   ----------   -----------   ---------   ---------   -----------   ------------

Balance, December 31, 1997      $ 363,108   $2,662,333   $11,547,197   $ (40,407)  $ (11,586)  $14,520,645


Net Income                                                 1,500,548                             1,500,548   $  1,500,548

Dividend reinvestment plan          2,124      163,312                    40,407                   205,843

Purchase treasury stock                                                  (87,000)                  (87,000)

Cash dividends ($.70 per share)                             (510,223)                             (510,223)

Other comprehensive income:
 Unrealized gain on available
  for sale securities                                                                 11,830        11,830         11,830
                                                                                                             ------------
Comprehensive income                                                                                         $  1,512,378
                                                                                                             ============
                                ---------   ----------   -----------   ---------   ---------   -----------
Balance, September 30,1998      $ 365,232   $2,825,645   $12,537,522   $( 87,000)  $     244   $15,641,643
                                =========   ==========   ===========   =========   =========   ===========

Components of comprehensive income:
Change in net unrealized gain on
investment securities held for sale                                                                          $     17,704


Realized gains included in net
income, net of tax                                                                                                ( 5,874)
                                                                                                             ------------

Total                                                                                                        $     11,830
                                                                                                             ============

See accompanying notes to the consolidated financial statements.

                           Dimeco, Inc.
                STATEMENT OF CASH FLOWS (Unaudited)
                                                            For the
                                                          Nine Months
                                                       Ended September 30,
                                                       1998          1997
                                                   -----------    -----------
OPERATING ACTIVITIES
Net income                                         $ 1,500,548    $ 1,272,375
Adjustments to reconcile net income to net cash
  provided by operating activities:
   Provision for loan losses                           323,000        409,500
   Depreciation                                        248,376        247,738
   Accretion of investments, net                      (610,415)      (117,457)
   Investment securities gains, net                     (8,900)             -
   Decrease (increase) in interest receivable         (116,613)        88,006
   Increase in interest payable                         49,508         48,387
   Net (increase) decrease in loans held for sale     (944,243)       152,920
   Amortization of net deferred loan
       origination fees                                (29,089)       (54,373)
   Other, net                                         (234,166)        70,553
                                                   -----------    -----------
        Net cash provided by operating activities      178,006      2,117,649
                                                   -----------    -----------
INVESTING ACTIVITIES
Investment securities available for sale:
  Proceeds from sales of investment securities         389,900              -
  Proceeds from maturities or repayments
   of investment securities                         78,878,592     26,068,171
  Purchase of investment securities                (81,558,372)   (28,893,794)
Investment securities:
  Proceeds from maturities or repayments
   of investment securities                          4,069,000      9,611,001
  Purchase of investment securities                 (3,011,368)    (2,500,235)
Net increase in loans                              (14,044,490)    (9,599,475)
Purchase of premises and equipment                    (618,063)      (167,106)
Proceeds from sale of other real estate owned          306,927              -
                                                   -----------    -----------
        Net cash used for investing activities     (15,587,874)    (5,481,438)
                                                   -----------    -----------
FINANCIAL ACTIVITIES
Increase in deposits, net                           16,894,591      7,561,960
Increase in securities sold under agreements         1,364,773        510,244
  to repurchase
Increase in borrowed funds                              70,000              -
Proceeds from dividend reinvestment plan               205,843        158,586
Cash dividends paid                                   (472,545)      (390,130)
Purchase treasury stock                                (87,000)      (148,400)
                                                   -----------    -----------
  Net cash provided by financing activities         17,975,662      7,692,260
                                                   -----------    -----------

  INCREASE IN CASH AND CASH EQUIVALENTS              2,565,794      4,328,471

  CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD   4,480,550      6,513,692
                                                   -----------    -----------
  CASH AND CASH EQUIVALENTS AT END OF PERIOD       $ 7,046,344    $10,842,163
                                                   ===========    ===========

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


NOTE: - COMPREHENSIVE INCOME

On January 1, 1998, the Company adopted the Statement of Financial Standard No. 130, "Reporting Comprehensive Income." In adopting Statement No. 130, the Company is required to present comprehensive income and its components in a full set of general purpose financial statements. The Company has elected to report the effects of Statement No.130 as part of the Statement of Changes in Stockholder's Equity.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                           FINANCIAL CONDITION

Total assets at September 30, 1998 increased $19,568,000 or 12.8% to $172,989,000 from the $153,421,000 reported at December 31, 1997. With the current volatility in the stock market, management believes that customers are coming back to the safety of bank deposits. This fact, combined with increased marketing efforts and a greater market penetration from our branching network has led to this increased activity.

Cash and cash equivalents increased $2,566,000 or 57.3% with an increase in interest-bearing deposits in other banks which is needed to fund cash clearings which are greater due to the increased number of deposit accounts.

Mortgage loans held for sale increased $944,000 from balances at December 31, 1997. With decreases in interest rates, the number of new and refinanced fixed rate residential mortgages has greatly increased. The Company has made a practice of originating most of these loans with the specific intent of selling them in the secondary market and will continue this practice to avoid the interest rate risk associated with holding this type of asset.

Investment securities held to maturity has decreased $1,044,000 or 23.0% from December 31, 1997. Included in this category are mainly municipal bonds which have not shown attractive interest rates as compared to taxable securities in 1998, therefore management has reinvested any matured bonds in other securities. At the same time, investment securities available for sale has increased $2,914,000 or 9.5%. Maturities of municipal bonds were reinvested in high grade commercial paper which offered increased interest rates as compared to other available investments. As seen in the consolidated statement of cash flows, there is a much larger turnover in this type of investment due to the short term nature of commercial paper.

The loan portfolio increased $14,044,000 or 12.9% from December 31, 1997 to September 30, 1998. Commercial real estate loans account for the majority of this increase. The Company has had the opportunity to originate a number of larger dollar loans to businesses with higher loan quality scores. This activity is in various business lines including summer camps, public utilities, manufacturing concerns, retail stores and nonprofit agencies.

Total deposits increased $16,895,000 or 12.5% from balances at December 31, 1997 which we believe is due to a combination of recent downturns in the stock market serving to attract customers back to traditional deposits, competitive pricing on all deposit products and to the increased effects of additional branches. Noninterest-bearing deposits increased $1,260,000 or 9.7% due to new accounts opened during the year and increased balances in existing business accounts. Interest-bearing accounts increased $15,634,000 or 12.8% with the majority of this being an increase of $9,538,000 or 14.3% in time deposits. This growth is attributable to aggressive pricing on these products coupled with increases in public funds deposits due to their greater cash flow at this time of the year.

The Company has been attracting liabilities in the form of securities sold under agreements to repurchase in conjunction with a sweep arrangement for
commercial customers.    This product offering has increased balances of this
type $1,365,000 since December 31, 1997.

Equity capital increased $1,121,000 or 7.7% since December 31, 1997, primarily the result of net earnings for the period of $1,501,000. Dividends of $510,000 were declared for the nine months ended September 30, 1998 with the reinvestment of dividends through the plan contributing back $206,000. Management took advantage of an opportunity to purchase 2,000 shares of treasury stock and has used these shares to fund the dividend reinvestment plan for on October 20, 1998.

Management monitors risk-based capital and leverage capital ratios in order to assess compliance with regulatory guidelines. At September 30, 1998, the bank had total risk-based capital of 12.5%, exceeding the 8.0% minimum risk-based capital requirement. Core equity capital, which must be at least fifty percent of the total risk-based capital, was 11.3%. Additionally, the Company must maintain a minimum leverage capital ratio of 3%. As of September 30, 1998 the Company's leverage capital ratio was 9.0%.

                           RESULTS OF OPERATION

COMPARISON OF THE NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997.

The Company earned $1,501,000 for the nine months ended September 30, 1998, an increase of $228,000 or 17.9% from the same period in 1997.

Interest and fees earned on loans increased $576,000 or 8.2% due to an increase of $8,196,000 in average loan balances and a slight increase of .05% net yield on loans. Interest earned on interest-bearing balances increased $129,000 in 1998 due to higher balances in our account at the Federal Home Loan Bank while interest earned on federal funds sold increased significantly from $107,000 in 1997 to $322,000 in 1998 due to larger balances in these types of accounts. With a flat or inverted yield curve, management has chosen to remain in short term liquid funds rather than to extend maturities.

Interest expense increased $576,000 or 16.3% due to an increase in the average liability base of $ 16,765,000 coupled with an increase in the cost of funds of .10%. As mentioned earlier, management has priced time deposits more aggressively in order to maintain customer relationships in a market area in which there are many community banks competing for deposits. In addition, the Company has introduced a repurchase account titled the Financial Manager in which larger business customers have the ability to sweep deposit balances over a certain dollar amount into securities sold under agreements to repurchase. Although this type of account pays a higher interest rate than would be paid on typical interest-bearing checking accounts, it serves the purpose of maintaining relationships with better customers.

The provision for loan losses decreased $87,000 or 21.1% from 1997 to 1998. Our internal evaluation of the allowance for loan loss indicates that the current allowance is adequate and that the provision expense is sufficient. Management has taken an aggressive stand in charging off any loans that qualified under more stringent charge-off guidelines and feels that this
policy has strengthened the quality of the remaining loan portfolio.   The
level of the allowance for loan loss as a percentage of total loans at September 30, 1998 was 1.31%, which is consistent with the ratio of 1.32% at September 30, 1997.

Other operating income increased $48,000 or 15.6% from 1997 to 1998. A variety of different categories accounted for this, including: $16,000 increase in participation service fees (servicing of loans which have been sold in the secondary market), $15,000 fees on ATM usage fees which were not charged until the third quarter of 1997, $10,000 in additional fees received by participation in the MasterCard network and $17,000 greater fees earned on
mutual fund sales.   These increased fees were offset by a decrease in fees
charged to merchants on participation in the credit card program of $12,000.

Other operating expense increased $114,000 or 11.7% from 1997 to 1998. This category includes a large number of items. The greatest changes were in the following categories: Advertising expense increased $33,000 or 32.9% with additional dollars spent on greater coverages in radio and marketing of new products. Expenses connected with other real estate owned increased $29,000 mainly due to the payment of delinquent real estate taxes in the first quarter. Legal fees increased $18,000 due to consulting services in connection with loan collection and product review. Postage expenses increased $9,000 with a greater number of statements mailed due to the greater number of accounts. Travel expenses connected with education for new software systems increased with a one-time addition of $12,000 caused by the need for extensive off-site training on the new mortgage platform system. Fees paid in connection with our affiliation with Wright Investor Service, our mutual fund provider, decreased $13,000 because of a one year agreement to lower their rates. Changes in various other categories account for the remaining increase, with no one category being a significant dollar amount.

COMPARISON OF THREE MONTHS ENDED SEPTEMBER 30, 1998 and 1997

Interest and fees on loans increased $237,000 or 9.9% from 1997 to 1998.
This increase is due to an increased average loan volume of $10,218,000 accompanied by a slight increase of.03% net yield on loans. In addition, interest earned on taxable investment securities increased $168,000 or 53.3% for the third quarter of 1998 as compared to the same period in 1997. This increase is due totally to volume increases as the average balance of taxable investments increased $12,512,000 or 61.7% while the average interest rate earned dropped to 5.9% in the third quarter of 1998 from 6.2% in the same quarter of 1997. This is due to investment in short-term assets which reprice more often coupled with a declining interest rate environment. Interest expense increased $178,000 or 14.3% due entirely to an increase in average liabilities, including deposits and securities sold under agreement to repurchase, of $18,381,000 or 14.1%. The average interest rate paid remained constant from 1997 to 1998.

Although the provision for loan loss increased only slightly as compared to the third quarter of 1997, this account did increase in the third quarter from amounts expended in previous quarters of 1998 due to new, more stringent, procedures followed regarding charging off problem loans. Management is continually monitoring the allowance for loan loss and the measurement tools to establish appropriate balances and methods to categorize loans to determine the correct balance in this account. In so doing, it was decided to take a more prudent approach and charge off loans which in the past had remained on the books while being slow to fully collect. At this time, we are taking the view that we will now charge off these loans earlier and record repayments, if any, upon receipt.

Gains on loans available for sale decreased in the third quarter of 1998 as compared to the third quarter of 1997 with fewer loans sold. Also, in 1997 the Company sold a portion of its variable rate loan portfolio which produced larger gains due to the experience levels in these assets and timing of the sale.

In 1998, management took advantage of market price increases in equity securities to remove these assets from its balance sheet as we have found that this type of asset was not desirable at the bank level. In so doing, the Company recognized a net gain of $9,000 on the sales.

Salaries and employee benefits increased $51,000 or 10.7% from 1997 to 1998 with the addition in 1998 of new staff in the trust area coupled with normal salary increases and related benefits.

Occupancy expense and furniture and equipment expense in the third quarter of 1998 do not show any large increase but are higher than those shown in 1997 due mainly to the establishment of a separate facility to serve as the operations center for the Company. All non-customer contact personnel will be located at this leased facility, alleviating the crowded conditions in our Honesdale office. Management believes that the added expense associated with this move will be offset by increased productivity of all affected staff and greater utilization of the space in the Honesdale office, thereby increasing income.

                            YEAR 2000 EVALUATION

The Company has been actively working on a project since 1997 in preparation for the millennium change. As the year 2000 approaches, there has been much concern worldwide that certain computer systems will not be able to recognize the difference between the year 1900 and the year 2000 due to programing which only recognizes the last two digits of a year. The Company has conducted a survey of all vendors, including not only computer hardware and software vendors, but also vendors associated with all other aspects of running a financial institution including security vendors, paper supply vendors, facility maintenance, etc. Replies have been received from virtually all assuring us that either they are year 2000 compliant or are working towards that end. We have begun testing our hardware and software systems and where problems are occurring we are correcting or replacing and retesting. On December 13,1998 the Company is scheduled to perform testing on its main hardware and software systems. Management believes that the most critical component of software , Jack Henry's Silverlake system, will be compliant. This software was specifically written as an answer to the Y2K problem and we do not expect any problems with this system.

The Company does expect to be ready for the year 2000 event, but is instituting contingency plans if in fact there is a problem. We have decided that we would be able to service our customers using manual systems if necessary. We do not expect that this will be necessary, but are prepared to do so if our computer systems fail. We may still be able use some PC programs which would help in the event of main system fail. Customer service would certainly be impacted due to the slower nature of manually processing and the Company would certainly expend additional dollars in overtime pay and/or temporary workers. We would work with Jack Henry system until they are ready while at the same time we would investigate other operating options.

The Company expects to spend at least $50,000 during 1999 to update any non-compliant systems. We do not feel that this will be a material amount. This dollar amount represents costs to modify, correct or replace equipment as well as the time and effort needed by our people to stay abreast of this complex issue.

                       LIQUIDITY AND CASH FLOWS

To ensure that the Company can satisfy customer credit needs for current and future commitments and deposit withdrawal requirements, the Bank manages the liquidity position by ensuring that there are adequate short-term funding sources available for those needs. Liquid assets consists of cash and due from banks, federal funds sold, interest-bearing deposits with other banks and investment securities maturing in one year or less. The following table shows these liquidity sources, minus short-term borrowings, as of September 30, 1998 compared to December 31, 1997:

                                            September 30,    December 31,
                                            ------------     ------------
                                                (dollars in thousands)

   Cash and due from banks                  $      1,413    $      1,359
   Interest-bearing deposits
       with other banks                            5,634           3,122
   Federal funds sold                                  0               0
   Mortgage loans held for sale                    1,101             157
   Investment securities
       maturing in one year or less               24,771          27,212
                                            ------------    ------------
                                                  32,919          31,850
   Less short-term borrowings                      3,825           2,390
                                            ------------    ------------

   Net liquidity position                   $     29,094    $     29,460
                                            ============    ============

   As a percent of total assets                     16.8%           19.2%
                                            ============    ============

Management monitors liquidity on a consistent basis and feels that liquidity levels are adequate. In addition to these liquidity sources, the Bank has available also a credit line with the Federal Home Loan Bank in the amount of $10 million.

Management is not aware of any known trends, events or uncertainties that will have or is reasonably likely to have a material effect on the Company's liquidity, capital resources or operations nor is management aware of any current recommendations by regulatory authorities, which if implemented, would have such an effect.

                              RISK ELEMENTS

The table below presents information concerning nonperforming assets including nonaccrual loans, renegotiated loans, loans 90 days or more past due, nonaccrual securities, other real estate loans and repossessed assets at September 30, 1998 and December 31, 1997. A loan is classified as nonaccrual when, in the opinion of management, there are doubts about collectibility of interest and principal. At the time the accrual of interest is discontinued, future income is recognized only when cash is received. Renegotiated loans are those loans which terms have been renegotiated to provide a reduction or deferral of principal or interest as a result of the deterioration of the borrower.

                                        September 30,   December 31,
                                        -------------   ------------
                                           (dollars in thousands)

   Loans on nonaccrual basis                $   1,062     $     819
   Loans past due 90 days or more                 853           755
   Renegotiated loans                             532         1,219
                                            ---------     ---------
         Total nonperforming loans              2,447         2,793
   Other real estate                              287           626
   Repossessed assets                              15             -
                                            ---------     ---------
         Total nonperforming assets         $   2,749     $   3,419
                                            =========     =========
   Nonperforming loans as a percent
      of total loans                              2.0%          2.6%
                                            =========     =========
   Nonperforming assets as a percent
      of total assets                             1.6%          2.2%
                                            =========     =========
   Allowance for loan loss as a
      percent of loans                            1.3%          1.4%
                                            =========     =========

Management believes the level of the allowance for loan losses at September 30, 1998 is sufficient. The relationship between the allowance for loan losses and outstanding loans is a function of the credit quality and known risk attributed to the loan portfolio. The on-going loan review program and credit approval process is used to determine the adequacy of the allowance for loan losses. Included in total loans are loans of $876,000 which management has classified as impaired under the terms of Financial Accounting Standards Board Statement No. 114, "Accounting by Creditors for Impairment of a Loan Income Recognition and Disclosure." The related allowance for loan losses on these loans amounted to $117,000. There were no impaired loans without a related allowance for loan losses.

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



                                 DIMECO, INC.



Date: November 9, 1998           By:   /s/ Joseph J. Murray
                                       -------------------------
                                       Joseph J. Murray
                                       President and Chief Executive Officer



Date: November 9, 1998           By:   /s/ Maureen H. Beilman
                                       --------------------------
                                       Maureen H. Beilman
                                       Controller/Treasurer