Form 10KSB
period 1998-12-31
DIMECO INC
filed 1999-03-31
CIK 898037

                               FORM 10-KSB


                    SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549

                                 [X]
For the fiscal year ended December 31, 1998
                                 OR

                                [  ]

For the transition period from                to
                              ---------------   ---------------
Commission file Number:
                       ----------------

                            DIMECO, INC.
     (Exact name of registrant as specified in its charter)

                            23-2250152
            (I.R.S. Employer Identification Number)

820-822 Church Street, Honesdale, Pennsylvania                    18431
(Address of principal executive offices)                        (Zip Code)

Registrant's telephone number, including area code:  (570) 253-1970

Securities registered pursuant to Section 12(b) of the Act:

          Title of each class      Name of each exchange on which registered
          -------------------      -----------------------------------------
          None

             Securities registered pursuant to Section 12(g) of the Act:
                     Common Stock, par value $.50 per share
                                (Title of class)

          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  Yes   X     No
                                                   -------    -------

          Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.

          The aggregate market value of the voting stock held by non-affiliates of the registrant based on a closing sale price: $23,258,681 at March 15, 1999.

          As of March 15, 1999, the registrant had outstanding 732,168 shares of its common stock, par value $.50 per share.

                     DOCUMENTS INCORPORATED BY REFERENCE

          Portions of the registrant's 1999 definitive Proxy Statement are incorporated by reference in Part III of this Annual Report. In addition, portions of the Annual Report to stockholders of the registrant for the year ended December 31, 1998, are incorporated by reference in Part II of this Annual Report.

                               DIMECO, INC.
                               FORM 10-KSB

                                  Index
                                  -----

Part I                                                       Page
------                                                       ----

Item 1.     Description of the Business                        1

Item 2.     Description of Property                           14

Item 3.     Legal Proceedings                                 15

Item 4.     Submission of Matters to a Vote
            of Security Holders                              Not Applicable

Part II
-------

Item 5.     Market for Common Equity and Related
              Stockholder Matters                             15

Item 6.     Management's Discussion and Analysis
              or Plan of Operation                            16

Item 7.     Financial Statements and Schedules                24

Item 8.     Changes in and Disagreements with
              Accountants on Accounting and
              Financial Disclosure                           Not Applicable

Part III
--------

Item 9.     Directors, Executive Officers,
              Promoters and Control Persons;
              Compliance with Section 16(a) of the
              Exchange Act                                    25

Item 10.    Executive Compensation                            25

Item 11.    Security Ownership of Certain Beneficial
              Owners and Management                           25

Item 12.    Certain Relationships and Related
              Transactions                                    25

Item 13.    Exhibits and Reports on Form 8-K                  26


Signatures                                                  27-28

                              DIMECO, INC.
                              FORM 10-KSB


                                Part I


Item 1.   Description of the Business

          General

          Dimeco, Inc. (the "Company"), a Pennsylvania business corporation, is a bank holding company, registered with and supervised by the Board of Governors of the Federal Reserve System (the "Federal Reserve Board"). The Company was incorporated on October 29, 1992, and commenced operations on June 1, 1993, upon consummation of the acquisition of all of the outstanding stock of The Dime Bank of Honesdale, Pennsylvania (the "Bank"). Since commencing operations, the Company's business has consisted primarily of managing and supervising the Bank, and its principal source of income, if any, has been dividends paid by the Bank. The Company has one wholly-owned subsidiary, the Bank. At December 31, 1998, the Company had total consolidated assets, deposits and shareholders' equity of approximately
$176.5 million, $154.9 million and $16.2 million, respectively.

          The Bank was organized in 1905. The Bank is a Pennsylvania-chartered banking institution, the deposits of which are insured by the Federal Deposit Insurance Corporation (the "FDIC") under the Bank Insurance Fund ("BIF"). In 1991, the Bank was granted limited fiduciary powers to engage in an investment management service. The Bank has four branch offices located in Honesdale Hawley, Damascus and Greentown, Pennsylvania. It's business is as a full service commercial bank providing a wide range of services to individuals and small to medium sized businesses in its Northeastern Pennsylvania market area, including accepting time, demand, and savings deposits and making secured and unsecured commercial, real estate and consumer loans.

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


          The Company did not and does not intend to commence or conduct any of the above-delineated activities during calendar years 1998 and 1999, respectively.

          Pennsylvania Banking Law

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

          Financial Institutions Reform, Recovery and Enforcement Act of 1989 ("FIRREA")

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

          Federal Deposit Insurance Corporation Improvement Act of 1991
("FDICIA")

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

          Under the RRPS, the FDIC, on a semiannual basis, will assign each institution to one of three capital groups (well-capitalized, adequately capitalized or undercapitalized, in each case as these terms are defined for purposes of prompt corrective action rules described above) and further assign such institution to one of three subgroups within a capital group corresponding to the FDIC's judgment of its strength based on supervisory evaluations, including examination reports, statistical analysis and other information relevant to gauging the risk posed by the institution. Only institutions with a total capital to risk-adjusted assets ratio of 10.00% or greater, a Tier I capital to risk-adjusted assets ratio of 6% or a greater and a Tier I leverage ratio of 5% or greater, are assigned to the well-capitalized group.

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

          Effective January 1, 1997, DIFA adjusted the Bank Insurance Fund
(BIF) premiums to an amount that is determined semiannually and are based upon an institutions risk classification. In addition, as of January 1, 1997 the Financing Corporation (FICO) debt service assessment is not tied to the FDIC risk classification, but is determined quarterly based upon funding requirements of the FICO.

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

          Regulatory Capital Requirements

     The following table presents the Company's consolidated capital ratios at December 31, 1998:

                                                               (In Thousands)

Tier I Capital                                               $       16,157
Tier II Capital                                              $        1,682
Total Capital                                                $       17,839

Adjusted Total Average Assets                                $      177,513
Total Adjusted Risk-Weighted Assets(1)                       $      146,087

Tier I Risk-Based Capital Ratio(2)                                   11.06%
Required Tier I Risk-Based Capital Ratio                              4.00%
Excess Tier I Risk-Based Capital Ratio                                7.06%

Total Risk-Based Capital Ratio(3)                                    12.21%
Required Total Risk-Based Capital Ratio                               8.00%
Excess Total Risk-Based Capital Ratio                                 4.21%

Tier I Leverage Ratio(4)                                              9.10%
Required Tier I Leverage Ratio                                        4.00%
Excess Tier I Leverage Ratio                                          5.10%
-------------------------------------
(1)   Includes off-balance sheet items at credit-equivalent values.
(2) Tier I Risk-Based Capital Ratio is defined as the ratio of Tier I Capital to Total Adjusted Risk-Weighted Assets.
(3) Total Risk-Based Capital Ratio is defined as the ratio of Tier I and Tier II Capital to Total Adjusted Risk-Weighted Assets.
(4) Tier I Leverage Ratio is defined as the ratio of Tier I Capital to Adjusted Total Average Assets.

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

          Business - Bank

          The Bank's legal headquarters are located at 820-822 Church Street, Honesdale, Pennsylvania 18431.

          As of December 31, 1998, the Bank had total assets of $176.5 million, total stockholders' equity of $16.2 million and total deposits and other liabilities of $160.3 million.

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

          The Bank has a main office located in Honesdale, Pennsylvania, and three branch offices located in Hawley, Damascus and Greentown, Pennsylvania. The Bank owns the Honesdale and Hawley locations. The Damascus location is a leased facility with a twenty (20) year term providing for annual payments of $48,179 for the entire lease period. The Greentown location is leased with a five (5) year term and two additional five (5) year options for renewal.
The lease amount was $22,600 annually until December 1998 at which time it will increase based upon increases in the Consumer Price Index. In addition, the Bank entered into a ten year lease with two 5 year renewal options for the Operations Center in Honesdale, PA. Rent is fixed at $42,750 annually for the first five years with a 3% increase in rent for each of the remaining years.

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


                                 Part II


Item 5.   Market for the Common Equity and Related Stockholder Matters

          The caption "Market Prices of Stock/Dividends Declared" contained in the Company's Annual Report (at page 15 ) filed as Exhibit 13 hereto is incorporated in its entirety by reference under this Item 5.

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

          As of December 31, 1998, there were $14,034,648 accumulated net earnings available at the Bank that could be paid as a dividend to the Company under current Pennsylvania law.

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


Item 6.   Management's Discussion and Analysis or Plan of Operation

          The caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" contained in the Company's Annual Report (at page 6) filed at Exhibit 13 hereto is incorporated in its entirety by reference under this Item 6.


Nonperforming Loans and Nonperforming Assets

          Statement of Financial Accounting Standards No. 114, "Accounting by Creditors for Impairment of a Loan," as amended by Statement No. 118, was adopted by the Company effective January 1, 1995. This statement requires recognition of impairment of a loan when it is probable that principal and interest are not collectible in accordance with the terms of the loan agreement. Measurement of impairment is based upon the present value of expected future cash flows discounted at the loan's effective interest rate, or as a practical expedient, at the loan's market value or the fair value of the collateral, if known. At December 31, 1998 and 1997, the Company had impaired loans of $874,277 and $1,089,374, respectively with related allowance for loan loss of approximately $136,217 and $169,997, respectively. There were no impaired loans without a related allowance for loan losses. For the year ended December 31, 1998 and 1997, average impaired loans were $933,774 and $1,105,729, respectively.

          The following table identifies nonperforming loans including nonaccrual loans and past due loans which were contractually past due 90 days or more as to interest or principal payments. Renegotiated loans are those which terms have been renegotiated to provide a reduction or deferral of principal or interest as a result of the deteriorating position of the borrower.

(Dollars in Thousands)                                December 31,
                                                  1998           1997
                                                  ----           ----
Loans accounted for on a
  non-accrual basis:
     Mortgage loans                            $     248      $     589
     Commercial                                      137             75
     Consumer                                        140            155
                                               ---------      ---------
          Total                                      525            819
                                               ---------      ---------
Accruing loans which are contractually past
  due 90 days or  more:
     Mortgage loans                                  627            616
     Commercial                                      246             48
     Consumer                                         68             91
                                               ---------      ---------
          Total                                      941            755
                                               ---------      ---------

Renegotiated loans                                   822          1,219
                                               ---------      ---------
          Total nonperforming loans                2,288          2,793
                                               ---------      ---------

Other real estate owned                              275            626
                                               ---------      ---------

          Total nonperforming assets           $   2,563      $   3,419
                                               =========      =========

     Nonperforming loans as a percent
       of total loans                               1.83%          2.57%
     Nonperforming assets as a percent
       of assets                                    1.45%          2.23%
     Amount of interest lost on
       nonperforming loans                     $     103       $    129

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

Any loans which have been classified for regulatory purposes as loss, doubtful, substandard or special mention that have not been disclosed under
Item III of Industry Guide 3 do not (i) represent or result from trends or uncertainties which management reasonably expects will materially impact future operating results, liquidity, or capital resources, or (ii) represent material credits about which management is aware of any information which causes them to have serious doubts as to the ability of borrowers to comply with the loan repayment terms as of December 31, 1998.

Summary of Loan Loss Experience

The following table presents an analysis of the reserve for loan losses for the two years ended December 31, 1998:

                                                     December 31,
                                                1998            1997
                                                ----            ----
        (Dollars in thousands)
Loans outstanding at end of period            $124,961        $108,815
                                              ========        ========

Average loans outstanding                     $114,736        $103,637
                                              ========        ========
Reserve for possible losses:
     Balance, beginning of the period           $1,511          $1,366
Loans charged off:
     Commercial                                     75             151
     Real estate                                    46             165
     Consumer                                      192             112
                                              --------        --------

          Total loans charged off                  313             428
                                              --------        --------
Recoveries:
     Commercial                                      2              11
     Real estate                                     3               4
     Consumer                                       28              39
                                              --------        --------

          Total recoveries                          33              54
                                              --------        --------

          Net loans charged off                    280             374
                                              --------        --------

Provisions charged to expense                      451             519
                                              --------        --------
Balance, end of period                        $  1,682        $  1,511
                                              ========        ========


Ratios:Net charge offs as a percent
   of average loans outstanding                   0.24%           0.36%
Reserve for loan losses as a percent
   of average loans outstanding                   1.45%           1.46%

A portion of the allowance is specifically allocated to individual loans or group of loans. As of December 31,1998 and 1997 the allowance for loan losses is allocated as follows:

                                        Amount of      % of              Amount of      % of
                                        allowance for  loans in          allowance for  loans in
                                        loan loss      each category     loan loss      each category
                                        allocated      to total loans    allocated      to total loans
                                        ----------------------           -----------------------
                                                          (Dollars in thousands)
                                                   1998                            1997
                                                   ----                            ----
Commercial, financial and agricultural    $ 230           13.4%            $ 169           13.5%
Real estate - construction                   11            1.1%                6            0.9%
Real estate - mortgage                    1,235           70.5%              927           67.4%
Installment loans to individuals            197           15.0%              276           18.2%
     Unallocated                              9              -               133              -
                                        -------         ------           -------          ------

                                        $ 1,682          100.0%          $ 1,511           100.0%
                                        =======         ======           =======          ======

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

Loan Maturity Schedule

Following is a maturity schedule of all accruing loans at December 31, 1998:




                               Due 1      Due 1-5   Due after    Total
                              year or      years     5 years
                                less
                              -------     ------     ------     ------

Fixed rate:

Commercial                     $  836     $5,890     $1,060     $7,786

Real estate-construction          718         -          -         718
                               ------     ------     ------     ------

Total                          $1,554     $5,890     $1,060     $8,504
                               ======     ======     ======     ======



                                         Reprice    Reprice     Total
                                          within     within
                                          1 year      1-5
                                                     years
                                          ------     ------     ------
Variable rate:

Commercial                                $8,389     $   -      $8,389

Real estate-construction                     666         -         666
                                          ------     ------     ------

Total                                     $9,055     $   -      $9,055
                                          ======     ======     ======

Investment Portfolio

The following table sets forth the carrying value of the Company's investment securities portfolio at the date indicated. At December 31, 1998 the market value of the Company's held to maturity investment securities was $2,968,000 and $4,602,000 at December 31, 1997.


Available for Sale                           1998           1997
------------------                           ----           ----
    (Dollars in thousands)
U. S. Treasury securities                  $    -         $   999
U. S. Government agency securities           9,708          7,260
Mortgage-backed securities                     368            438
Commercial paper                            25,815         21,154
Equity securities                              470            851
                                           -------        -------
     Total                                 $36,361        $30,702
                                           =======        =======


Held to Maturity                             1998           1997
                                             ----           ----

Obligations of states and political
  subdivisions                             $ 1,397        $ 4,292
Corporate securities                         1,526            250
                                           -------        -------
     Total                                 $ 2,923        $ 4,542
                                           =======        =======


There were no securities held for any issuer that were greater than ten percent of stockholders' equity as of December 31, 1998.

INVESTMENT MATURITY
Investment Portfolio Maturities

The following table sets forth certain information regarding the carrying values, weighted average yields and maturities of the Bank's Available for Sale investment securities portfolio at December 31, 1998.

                                One year                One to              Five to             After ten             Total
                                 or less              five years           ten years              years       Investment Securities
                           --------------------------------------------------------------------------------------------------------
Available for Sale
                           Carrying   Average    Carrying    Average  Carrying    Average  Carrying   Average  Carrying    Average
                             Value    Yield (1)   Value     Yield (1)   Value     Yield (1)  Value   Yield (1)   Value    Yield (1)
                           --------------------------------------------------------------------------------------------------------
(Dollars in thousands)
U.S. Treasury securities    $    -        -            -        -         -          -          -        -       $    -        -

U.S. Government Agency
Securities                  $ 4,751     5.12%     $ 4,958     5.41%       -          -          -        -       $ 9,709     5.27%
Mortgage-backed securities       -        -            -        -         -          -       $ 367     5.96%     $   367     5.96%
Commercial Paper            $25,815     5.97%          -        -         -          -          -        -       $25,815     5.97%
Equity securities                -        -            -        -         -          -       $ 470     6.50%     $   470     6.50%
                            ------------------------------------------------------------------------------------------------------

Total                       $30,566     5.84%     $ 4,958     5.41%       -          -       $ 837     6.26%     $36,361     5.79%
                            ======================================================================================================

(1) Weighted average yields have been computed on a taxable equivalent basis assuming a federal income tax rate of 34%

INVESTMENT MATURITY
Investment Portfolio Maturities

The following table sets forth certain information regarding the carrying values, weighted average yields and maturities of the Bank's Held to Maturity investment securities portfolio at December 31, 1998.

                                 One year            One to            Five to          After ten                Total
                                 or less           five years         ten years           years          Investment Securities
                           -----------------------------------------------------------------------------------------------------
Held to Maturity
                           Carrying  Average  Carrying  Average  Carrying  Average  Carrying  Average  Carrying Average   Market
                            Value   Yield (1)   Value   Yield (1)  Value   Yield (1)   Value   Yield (1)  Value   Yield (1)  Value
                           -----------------------------------------------------------------------------------------------------
(Dollars in thousands)
Obligations of states
and political subdivisions $  365    6.13%     $  388    8.07%   $  544     9.25%    $  100    6.21%    $1,397   7.86%    $1,440

Other securities           $  526    5.85%     $1,000    7.72%       -        -          -       -      $1,526   7.07%    $1,528
                           ------    -----     ------    -----   ------     -----    ------    -----    ------   -----    ------
Total                      $  891    5.96%     $1,388    7.81%   $  544     9.25%    $  100    6.21%    $2,923   7.44%    $2,968
                           =====================================================================================================


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


Item 7.     Financial Statements


The Company's Consolidated Financial Statements and notes thereto contained in the Annual Report (beginning at page 18) filed as Exhibit 13 hereto are incorporated in their entirety by reference under this Item 7.

                              Part III


     Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act


          The captions "Information As To Nominees, Directors and Executive Officers," "Principal Officers of the Company," "Principal Officers of the Bank" and "Section 16(a) Beneficial Ownership Compliance" contained in the
Company's Proxy Statement (at pages  ,    and   respectively) filed at Exhibit
99A hereto is incorporated in their entirety by reference under this Item 9.


Item 10.       Executive Compensation


          The captions "Executive Compensation" and "Directors Compensation"
contained in the Company's Proxy Statement (at pages   and  ) filed as
Exhibit 99A hereto is incorporated in its entirety by reference under this
Item 10.


Item 11.     Security Ownership of Certain Beneficial Owners and Management


          The caption "Principal Beneficial Owners of the Company's Stock"
contained in the Company's Proxy Statement (at page   ) filed as Exhibit 99A
hereto is incorporated in its entirety by reference under this Item 11.


Item 12.     Certain Relationships and Related Transactions


          The information under the caption "Certain Relationships and Related
Transactions" contained in the Company's Proxy Statement (at page   ) filed as
Exhibit 99A hereto is incorporated in its entirety by reference under this
Item 12.

Item 13.     Exhibits and Reports on Form 8-K


(a)         Exhibits required by Item 601 of Regulation S-B:

Exhibit Number Referred to
Item 601 of Regulation S-B               Description of Exhibit
--------------------------               ----------------------

     2      None.
     3A     Articles of Incorporation of the Company at Exhibit 3A to Form S-4
            (33-58936), filed on February 26, 1993, and hereby incorporated by reference.
     3B     By-laws of the Company at Exhibit 3B to Form S-4 (33-58936), filed on February 26, 1993, and hereby incorporated by reference.
     4      None.
     9      None.
     10     None.
     11     None.
     13     Annual Report to Shareholders for Fiscal Year Ended
            December 31, 1998.
     16     None.
     18     None.
     21     None.
     22     List of Subsidiaries of the Company.
     23     None.
     24     None.
     27     Financial Data Schedule
     28     None.



     (b)      Reports on Form 8-K.

          The Company has filed no reports on Form 8-K during the last quarter of the fiscal year ended December 31, 1998.

                              SIGNATURES


          In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DIMECO, INC.
     (Issuer)


By:    /s/ Joseph J. Murray
       ---------------------------
       Joseph J. Murray
       President

Date:  March 26, 1999


          In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.






By:    /s/ Maureen H. Beilman
       ---------------------------
       Maureen H. Beilman
       Treasurer
       (Principal Financial and
       Accounting Officer)

Date:  March 26, 1999



By:    /s/ John S. Kiesendahl
       ---------------------------
       John S. Kiesendahl
       Director

Date:  March 26,1999

By:    /s/ Joseph J. Murray
       ---------------------------
       Joseph J. Murray
       President, Chief Executive
       Officer and Director
       (Chief Executive Officer)

Date:  March 26, 1999



By:    /s/ Thomas A. Peifer
       ---------------------------
       Thomas A. Peifer
       Director

Date:  March 26, 1999



By:    /s/ William E. Schwarz
       ---------------------------
       William E. Schwarz
       Chairman of the Board
       and Director

Date:  March 26,1999



By:    /s/ Henry M. Skier
       ---------------------------
       Henry M. Skier
       Director

Date:  March 26, 1999



By:    /s/ Gerald J. Weniger
       ---------------------------
       Gerald J. Weniger
       Secretary and Director

Date:  March 26,1999



By:    /s/ Barbara Jean Genzlinger
       ---------------------------
       Barbara Jean Genzlinger
       Director


Date:  March 26, 1999

By:    /s/ Robert E. Genirs
       ---------------------------
       Robert E.Genirs
       Director

Date:  March 26,1999



By:    /s/ John F. Spall
       ---------------------------
       John F. Spall
       Director

Date:  March 26, 1999

                            INDEX TO EXHIBITS


Item Number               Description

     13     Annual Report to Shareholders for
            Fiscal Year Ended December 31, 1998

     22     List of Subsidiaries of the
            Company

     27     Financial Data Schedule

30