Form 10QSB
period 1999-03-31
DIMECO INC
filed 1999-05-12
CIK 898037

                        SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C.  20549

                                    FORM 10-QSB

     [X] QUARTERLY REPORT UNDER SECTION 13 OF 15(d) OF THE SECURITIES
                                EXCHANGE ACT OF 1934
                  For the quarterly period ended March 31, 1999

                                      OR

   [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE  ACT
      For the transition period from               to
                                     -------------    -------------

Commission file Number 33-58936

                                 Dimeco, Inc.
                ------------------------------------------------
             (Exact name of registrant as specified in its charter)


            Pennsylvania                                 23-2250152
          ----------------------------------------------------------
             (State or other jurisdiction of       (I.R.S. Employer
            incorporation or organization)        Identification No.)

                                   820 Church Street
                                   -----------------
                                  Honesdale, PA  18431
                                  --------------------
                        (Address of principal executive offices)

                                     (570) 253-1970
                                  --------------------
                               (Issuer's Telephone Number)

                                    Not Applicable
            ----------------------------------------------------
          (Former name, former address and former fiscal year, if
                          changed since last report)

Check whether the issuer (1) filed all reports required to be filed by
Sections 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  X      No
    ---        ---
As of April 30, 1999, there were 659,283 shares outstanding of the issuer's common stock with an aggregate market value of approximately $23,404,539.

                                   Dimeco, Inc.
                                      INDEX



PART I - FINANCIAL INFORMATION                                     Page
                                                                   ----
   Item 1.  Financial Statements

            Consolidated Balance Sheet (unaudited) as of
            March 31, 1999 and December 31, 1998                     3

            Consolidated Statement of Income (unaudited) for
            the three months ended March 31, 1999 and 1998           4

            Consolidated Statement of Changes in Stockholders'
            Equity (unaudited) for the three months ended
            March 31, 1999                                           5

            Consolidated Statement of Cash Flows (unaudited)
            for the three months ended March 31, 1999 and 1998       6

            Notes to Consolidated Financial Statements (unaudited)   7

   Item 2.  Management's Discussion and Analysis of Financial
            Condition and Results of Operations                     8-12

PART II - OTHER INFORMATION

   Item 1.  Legal Proceedings                                        13

   Item 2.  Changes in Securities                                    13

   Item 3.  Defaults Upon Senior Securities                          13

   Item 4.  Submissions of Matters to a Vote of Security Holders     13

   Item 5.  Other Information                                        13

   Item 6.  Exhibits and Reports on Form 8-K                         13

SIGNATURES                                                           14

                                 Dimeco, Inc.
                    CONSOLIDATED BALANCE SHEET (Unaudited)

                                                 March 31,      December 31,
                                                   1999             1998
                                             -------------    -------------
Assets
Cash and due from banks                      $   1,748,327    $   1,528,650
Interest-bearing deposits in other banks         5,929,831        3,636,326
Federal funds sold and securities purchased
      under agreement to resell                 13,430,000          945,000
                                             -------------    -------------
      Total cash and cash equivalents           21,108,158        6,109,976

Mortgage loans held for sale                     1,878,655          923,449
Investment securities available for sale        28,250,147       36,360,618
Investment securities held to maturity
   (market value $3,523,916 and $2,967,741)      3,487,127        2,923,222

Loans (net of unearned income of $739,397
   and $807,570)                               124,902,578      124,960,697
Less allowance for loan losses                   1,769,100        1,681,735
                                             -------------    -------------
      Net loans                                123,133,478      123,278,962

Premises and equipment, net                      3,769,571        3,820,704
Other real estate                                  317,464          274,894
Accrued interest receivable                      1,002,091          910,750
Other assets                                     1,936,331        1,871,109
                                             -------------    -------------

     Total Assets                            $ 184,883,022    $ 176,473,684
                                             =============    =============

Liabilities
Deposits
     Noninterest-bearing                     $  13,934,251    $  14,378,252
     Interest-bearing                          147,766,480      140,514,277
                                             -------------    -------------
     Total deposits                            161,700,731      154,892,529

Short-term borrowings                            4,963,522        3,612,876
Accrued interest payable                           958,787          902,614
Other liabilities                                  814,281          913,074
                                             -------------    -------------

     Total Liabilities                         168,437,321      160,321,093
                                             -------------    -------------

Stockholder's Equity
Common stock, $.50 par value; 3,000,000
   shares authorized, 732,168 and
   730,518 shares issued                           366,084          365,259
Capital surplus                                  2,891,638        2,823,152
Retained earnings                               13,276,868       12,969,112
Accumulated other comprehensive income             (12,889)          (4,932)
Less treasury stock (2000 shares at cost)          (76,000)             -
                                             -------------    -------------

     Total Stockholders' Equity                 16,445,701       16,152,591
                                             -------------    -------------

     Total Liabilities and
        Stockholders Equity                  $ 184,883,022    $ 176,473,684
                                             =============    =============

See accompanying notes to the unaudited consolidated financial statements.

                                   Dimeco, Inc.
                       CONSOLIDATED STATEMENT OF INCOME (Unaudited)

                                                   Three Months Ended
                                                         March 31,
                                                   1999            1998
                                                   ----            ----

Interest Income
Interest and fees on loans                      $2,732,601      $2,426,765
Interest-bearing deposits in other banks            68,434          61,131
Federal funds sold and securities purchased
     under agreements to resell                    108,026         128,777
Investment securities:
     Taxable                                       381,609         274,849
     Exempt from federal income tax                 15,973          51,511
                                                ----------      ----------
     Total interest income                       3,306,643       2,943,033
                                                ----------      ----------

Interest Expense
Deposits                                         1,451,654       1,312,593
Short-term borrowings                               25,997          10,775
                                                ----------      ----------
     Total interest expense                      1,477,651       1,323,368
                                                ----------      ----------

Net Interest Income                              1,828,992       1,619,665

Provision for loan losses                          112,500          89,500
                                                ----------      ----------

Net Interest Income After Provision
   For Loan Losses                               1,716,492       1,530,165
                                                ----------      ----------

Noninterest Income
Service charges on deposit accounts                 53,525          47,728
Mortgage loans held for sale,
    gains (losses) net                             (21,919)         72,692
Other income                                       142,225         117,079
                                                ----------      ----------
     Total noninterest income                      173,831         237,499
                                                ----------      ----------

Noninterest Expense
Salaries and employee benefits                     569,177         511,925
Occupancy expense, net                             119,285          87,530
Furniture and equipment expense                    105,031          82,917
Other operating expenses                           364,339         364,085
                                                ----------      ----------
     Total noninterest expense                   1,157,832       1,046,457
                                                ----------      ----------

Income Before Income Taxes                         732,491         721,207

Income taxes                                       241,693         234,135
                                                ----------      ----------

     NET INCOME                                 $  490,798      $  487,072
                                                ==========      ==========

Earnings Per Share                              $      .67      $      .67
                                                ==========      ==========

Average shares outstanding                         731,807         726,483

See accompanying notes to the unaudited consolidated financial statements.

                                                     Dimeco, Inc.
           CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (Unaudited)


                                                                          Accumulated

                                                                            Other                      Total
                                 Common       Capital       Retained     Comprehensive  Treasury    Stockholders'  Comprehensive
                                  Stock       Surplus       Earnings        Income        Stock        Equity         Income
                                 ------       -------       --------     -------------  --------    -------------  -------------

Balance, December 31, 1998     $  365,259   $ 2,823,152   $12,969,112     $  (4,932)   $      -    $16,152,591

Net income                                                    490,798                                  490,798      $  490,798
Other comprehensive income:
Net unrealized loss on
   available for sale securities                                             (7,957)                    (7,957)         (7,957)
                                                                                                                    ----------
Comprehensive income                                                                                                $  482,841
                                                                                                                    ==========
Dividend reinvestment plan           825         68,486                                                 69,311
Purchase treasury stock                                                                  (76,000)      (76,000)
Cash dividends ($.25 per share)                              (183,042)                                (183,042)
                               ---------     ----------   -----------      --------    ---------   -----------

Balance, March 31, 1999        $ 366,084     $2,891,638   $13,276,868      $(12,889)   $ (76,000)  $16,445,701
                               =========     ==========   ===========      ========    =========   ===========





See accompanying notes to the unaudited consolidated financial statements.

                                 Dimeco, Inc.
                       STATEMENT OF CASH FLOWS (Unaudited)


For the three months ended March 31,                 1999          1998
------------------------------------                 ----          ----
Operating Activities
Net income                                        $ 490,798    $ 487,072
Adjustments to reconcile net income to net cash
       provided by operating activities:
   Provision for loan losses                        112,500       89,500
   Depreciation                                     102,708       83,081
   Amortization of premium and discount
       on investment securities                    (209,440)    (133,865)
   Loss on loans held for sale                       24,600          -
   Net decrease (increase) in loans held
       for sale                                    (979,806)  (1,613,242)
   Increase in interest receivable                  (91,341)    (176,968)
   Increase in interest payable                      56,173       50,531
   Amortization of net deferred loan
       origination fees                              (9,318)      (8,862)
   Other, net                                      (261,086)      25,518
                                                 ----------   ----------
           Net cash used for by
               operating activities                (764,212)  (1,197,235)
                                                 ----------   ----------

Investing Activities:
Investment securities available for sale:
   Proceeds maturities or paydown                37,217,869   26,867,245
   Purchases                                    (28,907,075) (20,190,555)
Investment securities held to maturity:
   Proceeds from the maturities or paydown          775,000      100,000
   Purchases                                     (1,341,846)  (1,932,927)
Decrease in loans,net                                92,872      758,367
Purchase of premises and equipment                  (51,575)     (35,133)
Proceeds from sale of other real estate owned         7,620          -
                                                 ----------   ----------
           Net cash provided by
               investing activities               7,792,865    5,566,997
                                                 ----------   ----------

Financing Activities:
Increase in deposits, net                         6,808,202    2,317,688
Increase (decrease) in short-term borrowings      1,350,646     (712,896)
Proceeds from dividend reinvestment plan             69,311       62,858
Purchase of treasury stock                          (76,000)         -
Cash dividends paid                                (182,630)    (144,938)
                                                 ----------   ----------
           Net cash provided by financing
               activities                         7,969,529    1,522,712
                                                 ----------   ----------


Increase in cash and cash equivalents            14,998,182    5,892,474
Cash and cash equivalents January 1,              6,109,976    4,480,550
                                                 ----------   ----------
Cash and cash equivalents March 31,             $21,108,158  $10,373,024
                                                 ==========   ==========

See accompanying notes to the unaudited consolidated financial statements.

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

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                           Financial Condition


Total assets at March 31, 1999 increased $8,409,000 or 4.8% for the first quarter of 1999. Management believes that this growth is the result of the Company's continuing efforts in the area of business development.

Cash and cash equivalents increased $14,998,000 or 245.5% with increased balances of interest-bearing deposits in other banks, federal funds sold and securities purchased with agreements to resell as compared to December 31, 1998. With significant maturities of commercial paper during the first quarter and decreasing interest rates available on this type investment, management held funds received from these maturities in liquid form while seeking investments which would provide credit quality combined with interest rate spread. At the same time, mortgage loans held for sale increased $955,000 or 103.4% with management choosing to temporarily retain these loans rather than sell them in the secondary market and invest the proceeds in lower earning liquid funds.

Investment securities decreased $7,547,000 or 19.9% due to maturities of short-term commercial paper and US Government agencies. The funds received from commercial paper maturities were not fully reinvested in like kind instruments due to lower interest rates available. Management did choose to invest in several issues of US Government agency securities with maturities of two and three years.

The loan portfolio increased $810,000 or 0.6% from December 31, 1998 to March 31, 1999. There was no significant activity in any one type of loan product.

Noninterest-bearing deposits decreased $444,000 or 3.1% from December 31, 1998 to March 31, 1999. Management has been developing a cash management program for commercial customers in order to solidify these relationships. Customer funds which were previously in demand accounts are now invested in securities sold under agreements to repurchase. With enhancement of this product to our customer base, management feels that we are seeing an increase in other type deposit accounts from these customers. Time deposits have increased $4,649,000 or 5.7% during the first quarter with many of these deposits coming from customers who are now using the cash management program. In addition, we believe that, through competitive pricing of all deposit products and the advantage of providing personalized service to all customers, we are receiving increased deposits.

The short-term borrowings consist of our cash management accounts as mentioned previously. These accounts show an increase of $1,866,000 or 3.3% from December 31, 1998 with business development emphasis given to these products.

Stockholders' Equity increased $293,000 or 1.8% which was mainly due to earnings of $491,000 which was offset by the dividend declaration of $0.25 per share which decreased equity by $183,000. Participation in the dividend reinvestment contributed $69,000 during the quarter. Management monitors risk-based capital and leverage capital ratios in order to assess compliance with regulatory guidelines. At March 31, 1999 the Company had total risk-based capital of 13.1% which exceeded the requirement of 8.0%. Tier I risk-based capital was 11.8%, well within the guideline of at least fifty percent of total risk-based capital. The company's leverage ratio, which by requirement must be at least 3%, was 8.9%.

                             Results of Operations

           Comparison of the three months ended March 31, 1999 and 1998

Net income for the three months ended March 31, 1999 was $491,000 which represents a slight increase of .8% over the same quarter in 1998.

Interest and fees earned on loans increased $306,000 or 12.6% from 1998 to 1999 with an increase in the average loan portfolio of $17,744,000 or 16.1%. The average rate earned on the portfolio decreased .26% to 8.36% from 8.62% the previous year due to refinances and originations during the year at the current, lower rates. Interest earned on other interest-earning assets increased $58,000 or 18.9% due to an increase in the average portfolio of $7,609,000 or 19.8% which was offset by a decrease of .39% in the average rate received on these assets to 4.98% as compared to 5.37% in 1998.

Interest expense increased $154,000 or 11.7% based upon an increase in average liabilities of $25,421,000 or 18.6% offset by a decrease in the average interest rate paid from 3.87% to 3.64%. In a decreasing interest rate environment, time deposits tend to reprice at a slower rate and are therefore now beginning to show the effects of lower interest rates in general.

The provision for loan losses increased $23,000 or 25.7% from 1998 to 1999. Management's analysis of the allowance for loan loss identifies the appropriate charge to the provision for losses. The 1999 increase in expense is the result of the larger loan portfolio coupled with increased expense associated with risks related to the commercial lending activity over the past year.

Gains (losses) on mortgage loans held for sale decreased $95,000 or 130.1% due to the inability in 1999 to match gains on loan sales during the first quarter of 1998. Interest rates were decreasing more rapidly in 1998 and therefore the Company was able to take advantage of this changing interest rate environment when selling loans in the secondary market. During the first quarter of 1999 interest rates were slightly lower for a period of time and then rebounded to earlier rates. Loans which were originated at market rates during this period and held in portfolio were valued lower when interest rates increased slightly.

Salaries and employee benefits increased $57,000 or 11.2% due to normal annual salary increases combined with additional staffing related to increased asset size.

Furniture and equipment expense increased $22,000 or 26.7% due to additional expense associated with depreciation on furniture and equipment purchased in the fourth quarter of 1998 for the operations center and for leases on computer hardware updates.

Occupancy expense increased $32,000 or 36.3% from 1998 to 1999 with the majority of this increase attributable to expenses associated with the operations center which was opened in October 1998. In addition, building maintenance expenses associated with snow plowing were higher in 1999 that in 1998 due to a greater number of snowfalls in 1999.

Other operating expense remained stable from 1998 to 1999. There was an increase of $13,000 or 51.9% associated with advertising expense due to the use of a consultant on a regular part-time basis. Bank supplies showed an increase of $12,000 or 41.1% based on increased supply usage due to the increased size of the Company and timing differences in purchases. Expenses associated with the operation of other real estate decreased $30,000 or 92.8% with the main change of a 1998 payment of delinquent real estate taxes on a property which was added to Other real estate in the first quarter of 1998 (1999 had no such expense). The remainder of additional expense is not significant in any one account but small increases and decreases were noted in various accounts.

                              Liquidity and Cash Flows

To ensure that the Company can satisfy customer credit needs for current and future commitments and deposit withdrawal requirements, the Bank manages the liquidity position by ensuring that there are adequate short-term funding sources available for those needs. Liquid assets consists of cash and due from banks, federal funds sold, interest-bearing deposits with other banks and investment securities maturing in one year or less. The following table shows these liquidity sources, minus short-term borrowings, as of March 31, 1999 compared to December 31, 1998:

                                                 March 31,     December 31,
                                                   1999           1998
                                                   ----           ----
   (dollars in thousands)
Cash and due from banks                          $ 1,748        $ 1,529
Interest-bearing deposits with other banks         5,930          3,636
Mortgage loans held for sale                       1,879            923
Federal funds sold                                13,430            945
Investment securities maturing in
   one year or less                               16,305         31,457
                                                  ------         ------
                                                  39,292         38,490
Less short-term borrowings                         4,964          3,613
                                                  ------         ------

     Net liquidity position                      $34,328        $34,877
                                                  ======         ======

As a percent of total assets                       18.6%          19.8%
                                                   =====          =====

Management monitors liquidity on a consistent basis and feels that liquidity levels are adequate. In addition to these liquidity sources, the Bank also has a maximum borrowing capacity with the Federal Home Loan Bank of approximately $29.5 million. Management feels that with this line of credit available, it is more prudent to invest available funds in longer maturity investments in order to increase profits while not hampering liquidity.

Management is not aware of any known trends, events or uncertainties that will have or is reasonably likely to have a material effect on the Company's liquidity, capital resources or operations, nor is management aware of any current recommendations by regulatory authorities which, if implemented, would have such an effect.

                              Risk Elements

The table below presents information concerning nonperforming assets including nonaccrual loans, renegotiated loans, loans 90 days or more past due, other real estate loans and repossessed assets at March 31, 1999 and December 31, 1998. A loan is classified as nonaccrual when, in the opinion of management, there are doubts about collectability of interest and principal. At the time the accrual of interest is discontinued, future income is recognized only when cash is received. Renegotiated loans are those loans which terms have been renegotiated to provide a reduction or deferral of principal or interest as a result of the credit quality deterioration of the borrower.

                                                   March 31,   December 31,
                                                     1999           1998
                                                     ----           ----
   (dollars in thousands)
Loans on nonaccrual basis                           $  590        $  525
Loans past due 90 days or more                         913           941
Renegotiated loans                                     984           822
                                                     -----         -----
     Total nonperforming loans                       2,487         2,288
Other real estate                                      317           275
Repossessed assets                                       3            -
                                                     -----         -----
     Total nonperforming assets                     $2,807        $2,563
                                                     =====         =====

Nonperforming loans as a percent of total loans       2.3%          1.8%
                                                      ====          ====

Nonperforming assets as a percent of total assets     1.5%          1.5%
                                                      ====          ====

Allowance for loan loss as a percent of loans        1.42%         1.35%
                                                     =====         =====

Management believes the level of the allowance for loan losses at March 31, 1999 is sufficient. The relationship between the allowance for loan loses and outstanding loans is a function of the credit quality and known risk attributed to the loan portfolio. The on-going loan review program and credit approval process is used to determine the adequacy of the allowance for loan losses.

Included in total loans are loans of $871,670 which management has classified as impaired under the terms of Financial Accounting Standards Board Statement No. 114, "Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosure". The related allowance for loan losses on these loans amounted to $150,854. There were no impaired loans without a related allowance for loan losses. The average balance of impaired loans for the period was $872,894.

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

                                    Year 2000

COMPANY'S STATE OF READINESS
The year 2000 ("Y2K") problem is associated with the inability of some computer programs to distinguish between the year 1900 and the year 2000 because of software programs that were written with a two digit year field instead of a four digit field. If not correctly programmed or rewritten, some computer applications could fail to operate or may create erroneous results when the year changes to 2000 or other key dates in the first quarter of the year 2000. This could cause entire system failures, miscalculations and disruptions of normal business operations. As the banking industry is heavily dependent on computer systems, the effects of this problem could be the temporary inability to process transactions, generate statements and billings or engage in normal day to day business activities. The extent of the potential impact of this problem is not known and if not timely corrected could affect the global economy.

The Company has assessed the extent of its vulnerability to the Y2K problem and believes that our core processing systems will not be affected. The Company uses the Jack Henry and Associates Silverlake software system run on an IBM AS/400 mainframe computer. The Silverlake software was certified by the Information Technology Association of America on March 16, 1998 and the IBM AS/400 received the first Year 2000 certification by that organization. Internal testing of these primary mission critical systems was successfully completed in December 1998 and the validation of that testing was completed during March 1999. The remaining mission critical software systems have either been tested by the Company or have been tested by outside agencies and have been found to be substantially compliant.

RISK ASSESSMENT OF THE YEAR 2000
We believe that with modifications to existing software and conversions to new software, the Y2K problem will not pose a significant operational problem for the Company. However, because most computer systems are, by their very nature, interdependent, it is possible that noncompliant third party computers could impact the Company's computer systems. In addition, we have contacted third parties, such as wire transfer systems, debit card systems, telephone systems, public utilities and other vendors with which we transact business in order to request status reports on their Y2K projects. If any of these agents are unsuccessful in their attempt to deal with the Y2K problem, it could aversely affect the Company. We have contacted all of the Bank's large commercial loan customers in order to attempt to assess their readiness for the Year 2000 and determine the possible effects on the commercial loan portfolio.

COST OF YEAR 2000
We do not anticipate that the cost of the Y2K problem will have a significant effect on the Company's financial position or results of operations in 1999. As described above, our primary systems are Year 2000 compliant, therefore we believe that little programming costs will be incurred. The majority of costs associated with this issue are related to planning, testing and validating the results internally and are expected to amount to $50,000 of which $25,000 are for capital items. These expenses will be incurred in 1999. There is no guarantee that our estimates of compliance with the Y2K problem will be achieved and actual results could differ materially from those planned. Specific factors that might cause such material differences include, but are not limited to, the availability and cost of personnel trained in this area, the replacement of noncompliant third party vendors or similar uncertainties.

CONTINGENCY PLANS
Management is in the process of preparing contingency plans in the event that our assessment is not correct or that third party affiliate systems are not operational. Our preliminary plan involves the creation of a back up system for every critical application, which in certain cases will be a manual operation. Our goal is to be ready for every possible situation with the specific intent to have no interruption in service to our customers or our shareholders.

PART II     -   OTHER INFORMATION

   Item 1   -   Legal Proceedings

                NONE

   Item 2   -   Changes in the rights of the Company's security holders

                NONE

   Item 3   -   Defaults by the Company on its senior securities

                NONE

   Item 4   -   Results of votes of security holders

                The following represents the results of matters submitted to a vote of the shareholders at the annual meeting held on April 22, 1999:

                Election of Directors:

                The following directors were elected with terms to expire April, 2000:

                                         For           Withhold Authority
                                         ---           ------------------
                Joseph J. Murray       406,093.6247       13,328.8538
                Thomas A. Peifer       406,093.6247       13,328.8538
                Robert E.Genirs        405,975.5867       13,446.8918

                S.R. Snodgrass was elected as the Company's Independent Auditors for the year ending December 31, 1999 by the following vote:

                For          417,651.9404
                Against            0.0000
                Abstain        1,770.5381

   Item 5   -   Other Information

                NONE

   Item 6   -   Exhibits and Reports on Form 8-K

                NONE

                                 SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused the report to be signed on its behalf by the undersigned, thereunto duly authorized.




                                 DIMECO, INC.


Date:  May 4, 1999               By:
                                    -------------------------------
                                     Joseph J. Murray
                                     Executive Vice President and
                                     Chief Executive Officer


Date:  May 4, 1999               By:
                                    -------------------------------
                                     Maureen H. Beilman
                                     Chief Financial Officer

14