Form 10QSB
period 1999-06-30
DIMECO INC
filed 1999-08-16
CIK 898037

SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C.  20549

                                    FORM 10-QSB

     [X] QUARTERLY REPORT UNDER SECTION 13 OF 15(d) OF THE SECURITIES
                                EXCHANGE ACT OF 1934
                  For the quarterly period ended June 30, 1999

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
Yes  X      No
    ---        ---
As of July 19, 1999, there were 655,740 shares outstanding of the issuer's common stock with an aggregate market value of approximately $23,606,633.

                                   Dimeco, Inc.
                                      INDEX



PART I - FINANCIAL INFORMATION                                     Page
                                                                   ----
   Item 1.  Financial Statements

            Consolidated Balance Sheet (unaudited) as of
            June 30, 1999 and December 31, 1998                     3

            Consolidated Statement of Income (unaudited) for
            the six months ended June 30, 1999 and 1998             4

            Consolidated Statement of Changes in Stockholders'
            Equity (unaudited) for the six months ended
            June 30, 1999                                           5

            Consolidated Statement of Cash Flows (unaudited)
            for the six months ended June 30, 1999 and 1998         6

            Notes to Consolidated Financial Statements (unaudited)  7

   Item 2.  Management's Discussion and Analysis of Financial
            Condition and Results of Operations                     8-12

PART II - OTHER INFORMATION

   Item 1.  Legal Proceedings                                       13

   Item 2.  Changes in Securities                                   13

   Item 3.  Defaults Upon Senior Securities                         13

   Item 4.  Submissions of Matters to a Vote of Security Holders    13

   Item 5.  Other Information                                       13

   Item 6.  Exhibits and Reports on Form 8-K                        13

SIGNATURES                                                          14

                                 Dimeco, Inc.
                    CONSOLIDATED BALANCE SHEET (Unaudited)
                                                 June 30,      December 31,
                                                   1999             1998
                                             -------------    -------------
Assets
Cash and due from banks                      $   2,357,931    $   1,528,650
Interest-bearing deposits in other banks         4,606,088        3,636,326
Federal funds sold and securities purchased
      under agreement to resell                  5,300,000          945,000
                                             -------------    -------------
      Total cash and cash equivalents           12,264,019        6,109,976

Mortgage loans held for sale                       851,102          923,449
Investment securities available for sale        30,790,165       36,360,618
Investment securities held to maturity
   (market value $13,390,493 and $2,967,741)    13,379,723        2,923,222

Loans (net of unearned income of $753,303
   and $807,570)                               127,029,655      124,960,697
Less allowance for loan losses                   1,850,976        1,681,735
                                             -------------    -------------
      Net loans                                125,178,679      123,278,962

Premises and equipment, net                      3,723,229        3,820,704
Other real estate                                  317,464          274,894
Accrued interest receivable                      1,261,647          910,750
Other assets                                     1,974,575        1,871,109
                                             -------------    -------------

     Total Assets                            $ 189,740,603    $ 176,473,684
                                             =============    =============

Liabilities
Deposits
     Noninterest-bearing                     $  16,134,380    $  14,378,252
     Interest-bearing                          148,614,380      140,514,277
                                             -------------    -------------
     Total deposits                            164,748,760      154,892,529

Short-term borrowings                            6,971,617        3,612,876
Accrued interest payable                           829,046          902,614
Other liabilities                                  555,197          913,074
                                             -------------    -------------

     Total Liabilities                         173,104,620      160,321,093
                                             -------------    -------------

Stockholder's Equity
Common stock, $.50 par value; 3,000,000
   shares authorized, 734,186 and
   730,518 shares issued                           367,093          365,259
Capital surplus                                  2,959,231        2,823,152
Retained earnings                               13,604,580       12,969,112
Accumulated other comprehensive loss              (144,921)          (4,932)
Less treasury stock (4,000 shares at cost)        (150,000)               -
                                             -------------    -------------

     Total Stockholders' Equity                 16,635,983       16,152,591
                                             -------------    -------------

     Total Liabilities and
        Stockholders Equity                  $ 189,740,603    $ 176,473,684
                                             =============    =============


See accompanying notes to the unaudited consolidated financial statements.

                                          Dimeco, Inc.
                                 CONSOLIDATED STATEMENT OF INCOME

                                                  Three Months                        Six Months
                                                  Ended June 30,                    Ended June 30,
                                                1999         1998                  1999        1998
                                             ----------    ---------           ----------    ---------

INTEREST INCOME
Interest and fees on loans                   $2,765,054    2,501,989           $5,497,655    4,928,754
Interest-bearing deposits in other banks         29,151       62,299               97,585      123,430
Federal funds sold and securities
   purchased under agreement to resell          106,404      140,720              214,430      269,497
Investment securities:
   Taxable                                      520,513      293,719              902,122      568,568
   Exempt from federal income tax                11,445       48,126               27,418       99,637
                                             ----------    ---------           ----------    ---------
   Total interest income                      3,432,567    3,046,853            6,739,210    5,989,886
                                             ----------    ---------           ----------    ---------
INTEREST EXPENSE
Deposits                                      1,455,694    1,345,010            2,907,348    2,657,603
Short-term borrowings                            43,661       17,942               69,658       28,717
                                             ----------    ---------           ----------    ---------
   Total interest expense                     1,499,355    1,362,952            2,977,006    2,686,320
                                             ----------    ---------           ----------    ---------

NET INTEREST INCOME                           1,933,212    1,683,901            3,762,204    3,303,566

Provision for loan losses                        93,750       91,500              206,250      181,000
                                             ----------    ---------           ----------    ---------

NET INTEREST INCOME AFTER PROVISION
   FOR LOAN LOSSES                            1,839,462    1,592,401            3,555,954    3,122,566
                                             ----------    ---------           ----------    ---------

NONINTEREST INCOME
Service charges on deposit accounts              62,714       56,339              116,239      104,067
Mortgage loans held for sale gain (loss), net   (34,671)      12,717              (56,590)      85,409
Other income                                    127,578      124,824              269,803      241,903
                                             ----------    ---------           ----------    ---------
   Total noninterest income                     155,621      193,880              329,452      431,379
                                             ----------    ---------           ----------    ---------

NONINTEREST EXPENSE
Salaries and employee benefits                  555,155      490,024            1,124,332    1,001,949
Occupancy expenses, net                         114,672       82,617              233,957      170,147
Furniture and equipment expense                  95,879       88,082              200,910      170,999
Other expense                                   463,054      404,995              827,393      769,080
                                             ----------    ---------           ----------    ---------
   Total noninterest expense                  1,228,760    1,065,718            2,386,592    2,112,175
                                             ----------    ---------           ----------    ---------
Income before income taxes                      766,323      720,563            1,498,814    1,441,770
Income taxes                                    256,565      222,400              498,258      456,535
                                             ----------    ---------           ----------    ---------

NET INCOME                                   $  509,758      498,163           $1,000,556      985,235
                                             ==========    =========           ==========    =========

EARNINGS PER SHARE                           $     0.70    $    0.68           $     1.37    $    1.35
                                                   ====         ====                 ====         ====

Average shares outstanding                      731,996      727,461              732,185      728,435

                                                     Dimeco, Inc.
           CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (Unaudited)

                                                                          Accumulated
                                                                            Other                      Total
                                 Common       Capital       Retained     Comprehensive  Treasury    Stockholders'  Comprehensive
                                  Stock       Surplus       Earnings         Loss         Stock        Equity         Income
                                 ------       -------       --------     -------------  --------    -------------  -------------
Balance, December 31, 1998    $ 365,259     $ 2,823,152   $12,969,112     $   (4,932)   $      -    $16,152,591

Net income                                                  1,000,556                                 1,000,556      $ 1,000,556
Other comprehensive loss:
Net unrealized loss on
   available for sale securities                                            (139,989)                  (139,989)        (139,989)
                                                                                                                    ------------
Comprehensive income                                                                                                $    482,841
                                                                                                                    ============
Dividend reinvestment plan        1,834         136,079                                                 137,913
Purchase treasury stock                                                                  (150,000)     (150,000)
Cash dividends ($.50 per share)                              (365,088)                                 (365,088)
                              ---------      ----------   -----------      ---------    ---------   -----------

Balance, June 30, 1999        $ 367,093      $2,959,231   $13,604,580      $(144,921)   $(150,000)  $16,635,983
                               ========      ==========   ===========      =========    =========   ===========



See accompanying notes to the unaudited consolidated financial statements.

                                 Dimeco, Inc.
                       STATEMENT OF CASH FLOWS (Unaudited)

For the six months ended June 30,                1999          1998
                                                 ----          ----
Operating Activities:
Net income                                  $  1,000,556    $  985,235
Adjustments to reconcile net income
 to net cash provided by operating
 activities:
  Provision for loan losses                      206,250        181,000
  Depreciation                                   198,244        167,805
  Amortization of premium and
    discount on investment securities           (403,237)      (283,861)
  Amortization of net deferred loan
    origination fees                             (20,489)       (18,388)
  Net decrease (increase) in loans
    held for sale                                 38,584       (766,858)
  Unrealized loss on loans held
    for sale                                      33,763            ---
  Decrease (increase) in accrued
    interest receivable                         (350,897)        10,719

  Decrease in accrued interest payable           (73,568)       (20,991)
  Other, net                                    (388,766)      (136,156)
                                             -----------     ----------
Net cash provided by operating activities        240,440        118,505
                                             -----------     ----------

Investing Activities:
Investment securities available for sale:
  Proceeds from maturities or paydowns        57,854,956     48,297,286
  Purchases                                  (52,067,013)   (48,050,000)
Investment securities held to maturity:
  Proceeds from maturities or paydowns         1,075,000      2,940,000
  Purchases                                  (11,557,858)    (2,871,368)
Net increase in loans                         (2,136,047)    (3,835,649)
Purchase of premises and equipment              (100,769)      (168,529)

Proceeds from the sale of other real
   estate owned                                    7,620         14,350
                                             -----------     ----------

Net cash used for investing activities        (6,924,111)    (3,673,910)
                                             -----------     ----------


Financing Activities:
Net increase in deposits                       9,856,231      7,840,874
Increase in short-term borrowings              3,358,741        727,734
Proceeds from dividend reinvestment and
   stock purchase plan                           137,913        125,868
Purchase of treasury stock                      (150,000)           ---
Cash dividends paid                             (365,171)      (364,879)
                                             -----------     ----------
Net cash provided by financing activities     12,837,714      8,329,597
                                             -----------     ----------

Increase in cash and cash equivalents          6,154,043      4,774,192

Cash and cash equivalents beginning
    of period                                  6,109,976      4,480,550
                                             -----------     ----------

Cash and cash equivalents end of period      $12,264,019     $9,254,742
                                             ===========     ==========



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

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                           Financial Condition


Total assets at June 30, 1999 increased $13,267,000 or 7.5% from December 31, 1998, as compared to the 6.0% growth recorded in the first half of 1998. Management believes that this growth is the result of the Company's continuing business development efforts in conjunction with the natural deposit growth associated with our two newest branches and our involvement with the camping industry.

Cash and cash equivalents increased $6,154,000 or 100.7% with increases in all categories as compared to December 31, 1998. Additional cash was required to meet the needs of increased activity for the July 4 holiday. Interest bearing deposits and federal funds sold also increased due to maturities of investments during the first half of 1999 which we were not entirely able to invest in attractive yield investments.

Investment securities available for sale decreased $5,570,000 or 15.3% due to maturities of short-term commercial paper and US Government agencies. The funds received from commercial paper maturities were not fully reinvested in like kind instruments due to lower interest rates available. Management did choose to invest in several issues of US Government agency securities and high quality corporate bonds with maturities of two to five years yielding 5.99%. Purchases of corporate bonds have been classified as held to maturity and therefore the balance of this type of investment has grown $10,457,000 or 357.7% from December 31, 1998 to June 30, 1999.

The loan portfolio increased $2,069,000 or 1.7% from December 31, 1998 to June 30, 1999. A promotion of home equity loans in the spring produced $3,165,000 of one to four family loans, some of which were refinanced loans previously on our books and some new loans. At the same time, commercial mortgages increased $955,000 due to the continually improving local economy and management's commitment to remain involved with local businesses and camps.

Total deposits increased $9,856,000 or 6.4% from December 31, 1998 to June 30, 1999. Noninterest-bearing accounts increased $1,756,000 or 12.2%. Management believes that the implementation of a cash management program for commercial customers, which has served to solidify these relationships, combined with increased balances related to the development of relationships in the branch network both contribute to this growth. In addition, interest-bearing checking accounts increased $3,063,000 or 37.8%, which represents a temporary increase in business deposits. Statement savings balances were augmented by $2,188,000 or 9.6%, also aided by seasonal business account cash and a larger number of accounts due to our business development efforts. Time deposits have increased $1,790,000 or 2.2% from December 31, 1998 with increased balances in time deposits less than $100,000 and decreases of time deposits greater than $100,000. The latter is due to a slowing of growth during the second quarter in public funds accounts, which typically decrease at this time of year. In addition, management believes that competitive pricing of all deposit products, development of our branch system and the advantage of providing personalized service to all customers are the main reasons for the growth of deposits.

Short-term borrowings consist of our cash management accounts, which were mentioned previously. These accounts show an increase of $3,359,000 or 93.0% from balances at December 31, 1998 in light of business development emphasis given to these products.

Stockholders' Equity increased $483,000 or 3.0% which was mainly due to earnings of $1,001,000. Shareholder participation in the dividend reinvestment program contributed $138,000 during 1999. These increases were offset by the dividend declaration of $0.50 per share which equaled $365,000. The purchase of $150,000 of treasurery stock, and $140,000 decline in accumulated other comprehensive
income.   Due to decreased market values in the available for sale investment portfolio, mainly in the area of government agencies, an adjustment of $140,000 was made to the accumulated other comprehensive income account. These investments have maturities of between one and five years. Considering that management does not foresee requiring sales of any of the investments in the portfolio, this negative adjustment will correct itself in future periods. The treasury stock acquired will be utilized to fund the dividend reinvestment program. Management monitors risk-based capital and leverage capital ratios in order to assess compliance with regulatory guidelines. At June 30, 1999 the Company had total risk-based capital of 12.5% which exceeded the requirement of 8.0%. Tier I risk-based capital was 11.2%, well within the guideline of at least fifty percent of total risk-based capital. The Company's leverage ratio, which by requirement must be at least 3%, was 8.8%.

                             Results of Operations

           Comparison of the six months ended June 30, 1999 and 1998

The Company earned $1,001,000 for the six months ended June 30, 1999, an increase of $15,000 or 1.6% over the $985,000 in the first half of 1998.

Interest and fees earned on loans increased $569,000 or 11.5% from 1998 to 1999 with an increase in the average loan portfolio of $17,736,000 or 16.1%. The average rate earned on the portfolio decreased .34% to 8.38% from 8.72% the previous year due to refinances and new originations at lower rates during the period. Interest earned on investments, interest-bearing deposits in other banks and federal funds sold increased $180,000 or 17.0% as compared to the first half of 1998. This increase was due to an increase in the average portfolio of $10,279,000 or 25.9% but was offset by a decrease of .38% in the average rate received on these assets to 4.97% as compared to 5.35% in 1998.

Interest expense increased $291,000 or 10.8% based upon an increase in average interest-bearing liabilities of $26,773,000 or 19.2% which was offset by a decrease of .27% in the average interest rate paid, from 3.85% to 3.58%. In the decreasing interest rate environment of the first half of 1999, time deposits tend to reprice at a slower rate than other deposits and borrowings and therefore will take a longer time to show the effects of the lower interest rates during the period. At the same time, the increase of $3,854,000 in our Financial Manager accounts (customer cash management accounts) has served to make a nominal increase in the cost of funds due to the payment of interest on accounts that may have previously been in noninterest-bearing type accounts. To offset that increase in cost, the Company has attracted a number of new accounts and therefore the ultimate cost has not greatly increased.

The provision for loan losses increased $25,000 or 14.0% from 1998 to 1999. Management's analysis of the allowance for loan loss identifies the appropriate charge to the provision for losses. The 1999 increase in expense is the result of the larger loan portfolio coupled with increased expense associated with risks related to the commercial lending activity over the past year.

Gains (losses) on mortgage loans held for sale decreased $142,000 or 166.3% due to the inability in 1999 to match 1998 gains on loan sales. Interest rates were decreasing more rapidly in 1998 and therefore the Company was able to take advantage of this changing interest rate environment to secure gains on selling loans in the secondary market. During the first half of 1999 interest rates were slightly lower for a period of time and then rebounded to normal levels. Loans which were originated at market rates during this period and held in portfolio were valued lower when interest rates increased slightly. Management has taken action to alleviate this problem by accelerating the process of origination and selling in the secondary market and expects losses in future periods to be less exaggerated.

Salaries and employee benefits increased $122,000 or 12.2% due to annual salary compensation adjustments combined with additional staffing related to growth in the number of accounts serviced.

Occupancy expense increased $64,000 or 37.5% from 1998 to 1999 with the majority of this increase attributable to expenses associated with the Operation Center, which was opened in October 1998. In addition, building maintenance expenses associated with snow plowing during the first quarter were higher in 1999 that in 1998 due to a greater number of snowfalls in 1999.

Furniture and equipment expense increased $30,000 or 17.5% due to additional expense associated with depreciation on furniture and equipment purchased in the fourth quarter of 1998 for the Operation Center and for leases on computer hardware updates.

Other operating expense increased $58,000 or 7.5% from 1998 to 1999. Bank supplies showed an increase of $21,000 or 53.2% based on larger supply usage due to the increased size of the Company, and timing differences in purchases and additional printing expenses related to a change in the telephone area code. Internal audit and compliance expense increased $17,000 or 130.8% due to the replacement of the loan review/compliance officer with an outsourcing agreement. Management believes that this arrangement offers a greater depth of knowledge, in that we now utilize the service of an entire staff of people as compared to one individual; in addition, we realize a savings in that we will pay approximately the same as a salary but not incur additional expense for employee benefits or education. Outside professional fees increased
$15,000 or 38.5% due mainly to expenses associated with the Y2K project and to a consultant hired to advise management regarding conversion to image deposit statements for our customers. Advertising expense showed an increase of $12,000 or 18.2% which was associated with the use of a consultant on a regular part-time basis during the first quarter. Director fees increased $11,000 or 35.9% with the addition of two directors in 1999. At the same time, expenses associated with the operation of other real estate decreased $29,000 or 62.5% due to better management of the function. The remainder of additional expense is not significant in any one account but small increases and decreases were noted in various accounts.



Comparison of the Three Months Ended June 30, 1999 and 1998

During the second quarter of 1999, the company earned $510,000 which represents a 2.3% increase over the $498,000 earned in the second quarter of 1998.

Interest and fees on loans increased $263,000 or 10.5% in 1999 as compared to 1998. The average loans outstanding increased $15,320,000 or 13.5% while the interest rate received on the loan portfolio decreased from 8.85% in the second quarter of 1998 to 8.64% during the second quarter of 1999. At the same time interest earned in other areas increased $386,000 or 12.7% from the same time frame in 1998 to 1999. The average asset base for investments, interest-bearing deposits in other banks and federal funds sold increased $14,019,000 or 35.3% while the average interest rate received on these assets decreased from 5.49% in 1998 to 4.97% in 1999. The lower interest rate in 1999 is attributable to the investment in shorter term assets which will produce a lower average rate as assets mature and are reinvested at the current, lower rate. Beginning with the recent change in market rates, we see an opportunity to reverse this trend in the second half of 1999.

Interest expense increased $136,000 or 10.0% from the second quarter of 1998 to the second quarter of 1999 with the average balance of interest-costing liabilities increasing $26,666,000 or 20.9% while the average interest rate paid for these liabilities decreased from 4.28% in 1998 to 3.89% in 1999. As time deposits mature, they are replaced with lower costing deposits, thereby lowering the average rate paid.

Gain (loss) on loans available for sale decreased $47,000 or 372.6% from 1998 to 1999. As explained above, in 1998 the Company took advantage of opportunities to generate gains on sales due to the declining interest rate scenario. However, in 1999 interest rates were relatively stable with a slight increase in market interest rates, thereby creating a loss on loans which were not sold as quickly as anticipated.

Salaries and employee benefits increased $65,000 or 13.3% from 1998 to 1999 based upon annual salary increases combined with additional employees to handle the increased number of accounts due to balance sheet growth during the period.

Occupancy expenses increased $32,000 or 38.8% with the expenses related to the Operation Center, which did not exist until October 1998, being the main increase. In addition, the Company incurred expenses related to repair work on the HVAC units in the Honesdale office.

Other operating expenses increased $58,000 or 14.3% from the second quarter of 1998 to the second quarter of 1999. The largest increase was $21,000 or 113.4% in outside professional fees, which are related to Y2K expenses. In addition, there was an increase of $10,000 in internal audit/compliance fees as explained above.

Income taxes increased $34,000 or 15.4% due to the decreased number of nontaxable investments in 1999 as compared to 1998. Management has purchased more taxable investments to replace matured nontaxable issues because of the more favorable tax-adjusted yields on the taxable issues.


                              Liquidity and Cash Flows

To ensure that the Company can satisfy customer credit needs for current and future commitments and deposit withdrawal requirements, the Bank manages the liquidity position by ensuring that there are adequate short-term funding sources available for those needs. Liquid assets consists of cash and due from banks, federal funds sold, interest-bearing deposits with other banks and investment securities maturing in one year or less. The following table shows these liquidity sources, minus short-term borrowings, as of June 30, 1999 compared to December 31, 1998:


                                                  June 30,     December 31,
                                                   1999           1998
                                                   ----           ----
   (dollars in thousands)
Cash and due from banks                          $ 2,358        $ 1,529
Interest-bearing deposits with other banks         4,606          3,636
Mortgage loans held for sale                         851            923
Federal funds sold                                 5,300            945
Investment securities maturing in
   one year or less                               18,556         31,457
                                                  ------         ------
                                                  31,671         38,490
Less short-term borrowings                         6,972          3,613
                                                  ------         ------

     Net liquidity position                      $24,699        $34,877
                                                  ======         ======

As a percent of total assets                       13.0%          19.8%
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

                              Risk Elements

The table below presents information concerning nonperforming assets including nonaccrual loans, renegotiated loans, loans 90 days or more past due, other real estate loans and repossessed assets at June 30, 1999 and December 31, 1998. A loan is classified as nonaccrual when, in the opinion of management, there are doubts about collectability of interest and principal. At the time the accrual of interest is discontinued, future income is recognized only when cash is received. Renegotiated loans are those loans which terms have been renegotiated to provide a reduction or deferral of principal or interest as a result of the credit quality deterioration of the borrower.


                                                    June 30,    December 31,
                                                     1999           1998
                                                     ----           ----
   (dollars in thousands)
Loans on nonaccrual basis                           $  585        $  525
Loans past due 90 days or more                       1,151           941
Renegotiated loans                                     961           822
                                                     -----         -----
     Total nonperforming loans                       2,697         2,288
Other real estate                                      317           275
Repossessed assets                                       2             -
                                                     -----         -----
     Total nonperforming assets                     $3,016        $2,563
                                                     =====         =====

Nonperforming loans as a percent of total loans       2.1%          1.8%
                                                      ====          ====

Nonperforming assets as a percent of total assets     1.6%          1.5%
                                                      ====          ====

Allowance for loan loss as a percent of loans         1.4%          1.4%
                                                     =====         =====

Management believes the level of the allowance for loan losses at June 30, 1999 is sufficient. The relationship between the allowance for loan loses and outstanding loans is a function of the credit quality and known risk attributed to the loan portfolio. The on-going loan review program and credit approval process is used to determine the adequacy of the allowance for loan losses.


Included in total loans are loans of $858,728 which management has classified as impaired under the terms of Financial Accounting Standards Board Statement No. 114, "Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosure". The related allowance for loan losses on these loans amounted to $152,649. There were no impaired loans without a related allowance for loan losses. The average balance of impaired loans for the period was $869,260.

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

CONTINGENCY PLANS
Management has assessed the potential risk in each of our systems and the risk associated with outside vendors and has prepared contingency plans in the event that our assessment is not correct or that third party affiliate systems are not operational. Our plan involves the creation of a back up system for every critical application, which in certain cases will be a manual operation. Our goal is to be ready for every possible situation with the specific intent to have no interruption in service to our customers or our shareholders.

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

                The following directors were elected with terms to expire April, 2002:

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




                                 DIMECO, INC.


Date:  July 29, 1999               By:
                                    -------------------------------
                                     Joseph J. Murray
                                     Executive Vice President and
                                     Chief Executive Officer


Date:  July 29, 1999               By:
                                    -------------------------------
                                     Maureen H. Beilman
                                     Chief Financial Officer

14