Form 10QSB
period 1999-09-30
DIMECO INC
filed 1999-11-15
CIK 898037

SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C.  20549

                                    FORM 10-QSB

     [X] QUARTERLY REPORT UNDER SECTION 13 OF 15(d) OF THE SECURITIES
                                EXCHANGE ACT OF 1934
                  For the quarterly period ended September 30, 1999

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
Yes  X      No
    ---        ---
As of November 5, 1999, there were 732,042 shares outstanding of the issuer's common stock outstanding.

                                   Dimeco, Inc.
                                      INDEX



PART I - FINANCIAL INFORMATION                                         Page
                                                                       ----
   Item 1.  Financial Statements

            Consolidated Balance Sheet (unaudited) as of
            September 30, 1999 and December 31, 1998                      3

            Consolidated Statement of Income (unaudited) for
            the three and nine months ended September 30, 1999 and 1998   4

            Consolidated Statement of Changes in Stockholders'
            Equity (unaudited) for the nine months ended
            September 30, 1999                                            5

            Consolidated Statement of Cash Flows (unaudited)
            for the nine months ended September 30, 1999 and 1998         6

            Notes to Consolidated Financial Statements (unaudited)        7

   Item 2.  Management's Discussion and Analysis of Financial
            Condition and Results of Operations                        8-13

PART II - OTHER INFORMATION

   Item 1.  Legal Proceedings                                            14

   Item 2.  Changes in Securities                                        14

   Item 3.  Defaults Upon Senior Securities                              14

   Item 4.  Submissions of Matters to a Vote of Security Holders         14

   Item 5.  Other Information                                            14

   Item 6.  Exhibits and Reports on Form 8-K                             14

SIGNATURES                                                               15

                                 Dimeco, Inc.
                    CONSOLIDATED BALANCE SHEET (Unaudited)

                                              September 30,      December 31,
                                                   1999             1998
                                             -------------    -------------
Assets
Cash and due from banks                      $   2,016,033    $   1,528,650
Interest-bearing deposits in other banks         2,929,700        3,636,326
Federal funds sold and securities purchased
      under agreement to resell                         -           945,000
                                             -------------    -------------
      Total cash and cash equivalents            4,945,733        6,109,976

Mortgage loans held for sale                            -           923,449
Investment securities available for sale        32,269,603       36,360,618
Investment securities held to maturity
   (market value $15,653,861 and $2,967,741)    15,684,084        2,923,222

Loans (net of unearned income of $1,024,292
   and $1,074,606)                             133,582,325      124,960,697
Less allowance for loan losses                   1,806,410        1,681,735
                                             -------------    -------------
      Net loans                                131,775,915      123,278,962

Premises and equipment, net                      3,661,782        3,820,704
Other real estate                                  438,936          274,894
Accrued interest receivable                      1,371,394          910,750
Other assets                                     2,050,329        1,871,109
                                             -------------    -------------

     Total Assets                            $ 192,197,776    $ 176,473,684
                                             =============    =============

Liabilities
Deposits
     Noninterest-bearing                     $  16,913,468    $  14,378,252
     Interest-bearing                          149,846,890      140,514,277
                                             -------------    -------------
     Total deposits                            166,760,358      154,892,529

Short-term borrowings                            6,978,093        3,612,876
Accrued interest payable                           839,333          902,614
Other liabilities                                  654,036          913,074
                                             -------------    -------------

     Total Liabilities                         175,231,820      160,321,093
                                             -------------    -------------

Stockholder's Equity
Common stock, $.50 par value; 3,000,000
   shares authorized, 734,186 and
   730,518 shares issued                           367,093          365,259
Capital surplus                                  2,960,040        2,823,152
Retained earnings                               13,992,513       12,969,112
Accumulated other comprehensive loss              (238,880)          (4,932)
Less treasury stock (3,144 shares at cost)        (114,810)               -
                                             -------------    -------------

     Total Stockholders' Equity                 16,965,956       16,152,591
                                             -------------    -------------

     Total Liabilities and
        Stockholders Equity                  $ 192,197,776    $ 176,473,684
                                             =============    =============


See accompanying notes to the unaudited consolidated financial statements.

                                          Dimeco, Inc.
                                 CONSOLIDATED STATEMENT OF INCOME (Unaudited)

                                                  Three Months                      Nine Months
                                               Ended September 30,                Ended September 30,
                                                1999         1998                 1999        1998
                                             ----------    ---------          ----------    ---------
INTEREST INCOME
Interest and fees on loans                   $2,827,553   $2,638,984          $8,325,208   $7,567,738
Interest-bearing deposits in other banks         30,436       23,722            128,021      147,152
Federal funds sold and securities
   purchased under agreement to resell           13,913       52,118              228,343      321,615
Investment securities:
   Taxable                                      658,016      483,700            1,560,138    1,052,268
   Exempt from federal income tax                27,185       26,084               54,603      125,721
                                             ----------    ---------           ----------    ---------
   Total interest income                      3,557,103    3,224,608           10,296,313    9,214,494
                                             ----------    ---------           ----------    ---------
INTEREST EXPENSE
Deposits                                      1,438,353    1,397,216            4,345,701    4,054,819
Short-term borrowings                            86,194       25,203              155,852       53,920
                                             ----------    ---------           ----------    ---------
   Total interest expense                     1,524,547    1,422,419            4,501,553    4,108,739
                                             ----------    ---------           ----------    ---------

NET INTEREST INCOME                           2,032,556    1,802,189            5,794,760    5,105,755

Provision for loan losses                       136,500      142,000              342,750      323,000
                                             ----------    ---------           ----------    ---------

NET INTEREST INCOME AFTER PROVISION
   FOR LOAN LOSSES                            1,896,056    1,660,189            5,452,010    4,782,755
                                             ----------    ---------           ----------    ---------

NONINTEREST INCOME
Service charges on deposit accounts              67,376       62,899              183,615      166,966
Mortgage loans held for sale gain (loss), net     7,320       35,666              (49,270)     121,075
Investment securities gains, net                      -        8,900                    -        8,900
Other income                                    121,122      115,893              390,925      357,796
                                             ----------    ---------           ----------    ---------
   Total noninterest income                     195,818      223,358              525,270      654,737
                                             ----------    ---------           ----------    ---------

NONINTEREST EXPENSE
Salaries and employee benefits                  580,483      521,933            1,704,815    1,523,882
Occupancy expenses, net                         110,159       91,967              344,116      262,114
Furniture and equipment expense                 106,377       81,333              307,287      252,332
Other expense                                   445,111      419,801            1,272,504    1,188,881
                                             ----------    ---------           ----------    ---------
   Total noninterest expense                  1,242,130    1,115,034            3,628,722    3,227,209
                                             ----------    ---------           ----------    ---------
Income before income taxes                      849,744      768,513            2,348,558    2,210,283
Income taxes                                    278,800      253,200              777,058      709,735
                                             ----------    ---------           ----------    ---------

NET INCOME                                   $  570,944    $ 515,313           $1,571,500   $1,500,548
                                             ==========    =========           ==========    =========

EARNINGS PER SHARE                           $     0.78    $    0.71           $     2.15    $    2.06
                                                   ====         ====                 ====         ====
Average shares outstanding                      731,251      730,097              731,322      728,375

 See accompanying notes to the unaudited consolidated financial statements.

                                                     Dimeco, Inc.
           CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (Unaudited)

                                                                          Accumulated
                                                                            Other                      Total
                                 Common       Capital       Retained     Comprehensive  Treasury    Stockholders'  Comprehensive
                                  Stock       Surplus       Earnings         Loss         Stock        Equity         Income
                                 ------       -------       --------     -------------  --------    -------------  -------------
Balance, December 31, 1998    $ 365,259     $ 2,823,152   $12,969,112     $   (4,932)   $      -    $16,152,591

Net income                                                  1,571,500                                 1,571,500      $ 1,571,500
Other comprehensive loss:
Net unrealized loss on
   available for sale securities                                            (233,948)                  (233,948)        (233,948)
                                                                                                                    ------------
Comprehensive income                                                                                                $  1,337,552
                                                                                                                    ============
Dividend reinvestment plan        1,834         136,888                                    68,690       207,412
Purchase treasury stock                                                                  (183,500)     (183,500)
Cash dividends ($.75 per share)                              (548,099)                                 (548,098)
                              ---------      ----------   -----------      ---------    ---------   -----------

Balance, September 30, 1999   $ 367,093      $2,960,040   $13,992,513      $(238,880)   $(114,810)  $16,965,956
                               ========      ==========   ===========      =========    =========   ===========



See accompanying notes to the unaudited consolidated financial statements.

                                 Dimeco, Inc.
                       STATEMENT OF CASH FLOWS (Unaudited)

For the nine months ended September 30,          1999          1998
                                                 ----          ----
Operating Activities:
Net income                                  $  1,571,500    $ 1,500,548
Adjustments to reconcile net income
 to net cash provided by operating
 activities:
  Provision for loan losses                      342,750        323,000
  Depreciation                                   294,402        248,376
  Amortization of premium and
    discount on investment securities           (580,689)      (610,415)
  Amortization of net deferred loan
    origination fees                             (32,879)       (29,089)
  Investment securities (gains), net                 ---         (8,900)
  Proceeds from sales of loans
    held for sale                              7,092,980      8,416,554
  Acquisition of loans held for sale          (6,168,587)    (9,360,797)
  Increase in accrued interest receivable       (460,644)      (116,613)
  Increase (decrease)in accrued interest
    payable                                      (63,281)        49,508
  Other, net                                    (318,687)      (234,166)
                                             -----------     ----------
Net cash provided by operating activities      1,676,865        178,006
                                             -----------     ----------

Investing Activities:
Investment securities available for sale:
  Proceeds from sales                                ---        389,900
  Proceeds from maturities or paydowns        64,122,703     78,878,592
  Purchases                                  (59,723,811)   (81,558,372)
Investment securities held to maturity:
  Proceeds from maturities or paydowns         2,225,000      4,069,000
  Purchases                                  (15,067,515)    (3,011,368)
Net increase in loans                         (8,997,993)   (14,044,490)
Purchase of premises and equipment              (135,480)      (618,063)
Proceeds from the sale of other real
   estate owned                                   26,748        306,927
                                             -----------     ----------

Net cash used for investing activities       (17,550,348)   (15,587,874)
                                             -----------     ----------

Financing Activities:
Net increase in deposits                      11,867,829     16,894,591
Increase in short-term borrowings              3,365,217      1,434,773
Proceeds from dividend reinvestment and
   stock purchase plan                           207,412        205,843
Purchase of treasury stock                      (183,500)       (87,000)
Cash dividends paid                             (547,718)      (472,545)
                                             -----------     ----------
Net cash provided by financing activities     14,709,240     17,975,662
                                             -----------     ----------

Increase (decrease)in cash and
    cash equivalents                          (1,164,243)     2,565,794

Cash and cash equivalents, beginning
    of period                                  6,109,976      4,480,550
                                             -----------     ----------

Cash and cash equivalents end of period      $ 4,945,733    $ 7,046,344
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

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                        Forward Looking Statement

The Private Securities Litigation Act of 1995 contains safe harbor provisions regarding forward-looking statements. When used in this discussion, the words "believes," "anticipates," "contemplated," "expects," and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those projected. Those risks and uncertainties include changes in interest rates, the ability to control costs and expenses, and general economic conditions. The company undertakes no obligation to publicly releases the results of any revisions to those forward-looking statements which may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.



                           Financial Condition


Total assets at September 30, 1999 increased $15,724,000 or 8.9% from December 31, 1998. Management continues to believe that this growth is the result of the Company's continuing business development efforts associated with our two newest branches and involvement with the camping industry.

Investment securities available for sale decreased $4,091,000 or 11.3% due mainly to the maturity of short-term commercial paper and US Government agencies. The funds received from these maturities, which were held in the available for sale portfolio, were reinvested in instruments that are classified as held to maturity. Investment securities held to maturity increased $12,761,000 or 436.5% due mainly to second quarter purchases of corporate bonds combined with third quarter purchases of tax-exempt municipal bonds. Management is reinvesting short-term maturities in longer-term investments whenever the opportunity exists to increase yield with similar risk.

Loans increased $8,621,000 or 6.9% from December 31, 1998 to September 30, 1999. In addition to the home equity loan promotion in the spring, which produced a net increase as of September 30, 1999 of $2,431,000, commercial real estate loans increased $4,285,000 with several new camp loans combined with loans to retail and service businesses. Commercial loans increased $2,005,000 with loans made to a diverse mix of customers. Management does continue to see the local economy improving and desires to be part of this trend by making quality loans to local businesses and camps.

Total deposits increased $11,867,000 or 7.7% from December 31, 1998 to September 30, 1999. Noninterest-bearing accounts increased $2,535,000 or 17.6%. The overall increase in deposits is the combined result of our increasing branching network and an increase in commercial deposits obtained in conjunction with our cash management program customers. Interest-bearing deposits increased $9,333,000 or 6.6% due mainly to time deposits increasing by $3,925,000 along with growth of $3,642,000 in interest-bearing checking accounts. Management has been aggressively pricing time deposits in an effort to maintain relationships with current customers and attract new customers. Interest-bearing checking accounts typically increase at this time each year due to the collection of real estate taxes by municipal customers.

Short-term borrowings consist of our cash management accounts and advances on the Federal Home Loan Bank (FHLB) credit line. The cash management account balances are decreased from balances at December 31, 1998 due mainly to cyclical cash flow changes in camping customers, who receive payment in the winter months and spend funds in the summer months. With the opportunity to fund commercial loans, management chose to utilize the FHLB credit line as a temporary cash source until balances in the cash management accounts increase and/or investments mature.

Stockholders' Equity increased $813,000 or 5.0% which was mainly due to earnings of $1,572,000. Shareholder participation in the dividend reinvestment program contributed $207,000 during 1999. These increases were offset by the dividend declaration of $0.75 per share or $548,000. The purchase of $184,000 of treasury stock, and a decline of $234,000 in unrealized gain or loss on securities available for sale were also included in decreases of Stockholders' Equity. Lower market values in the available for sale investment portfolio, mainly in government agencies, accounts for this change. Unless management has a need to liquidate these investments, which we do not foresee at this time, these values will reverse as the instruments mature. Treasury stock acquired will be utilized to fund the dividend reinvestment program in future periods.

Management monitors risk-based capital and leverage capital ratios in order to assess compliance with regulatory guidelines. At September 30, 1999 the Company had total risk-based capital of 12.1% which exceeded the requirement of 8.0%. Tier I risk-based capital was 10.9%, well within the guideline of at least fifty percent of total risk-based capital. The Company's leverage ratio, which by requirement must be at least 3%, was 8.8%.

                             Results of Operations

           Comparison of the nine months ended September 30, 1999 and 1998

The Company earned $1,572,000 for the nine months ended September 30, 1999, an increase of $71,000 or 4.7% over the same period in 1998.

Interest and fees earned on loans increased $757,000 or 10.0% from 1998 to 1999 with an increase in the average loan portfolio of $16,357,000 or 14.5%. The average rate earned on the portfolio in 1999 decreased .37% to 8.38% from 8.75% in 1998 due to refinances and new originations at lower rates during the period. Interest earned on investments, interest-bearing deposits in other banks and federal funds sold increased $324,000 or 19.7% as compared to the previous year. This increase was due to an increase in the average portfolio of $9,149,000 or 22.5% which was offset by a decrease in the average rate received on these assets of .12% to 5.28% as compared to 5.40% in 1998.

Interest expense increased $393,000 or 9.6% based upon an increase in average interest-bearing liabilities of $26,364,000 or 18.5% which accounts for the majority of the change. This increase in average liabilities was partially offset by a decrease of .29% in the average interest rate paid, from 3.84% to 3.55%.

The provision for loan losses increased $20,000 or 6.1% from 1998 to 1999. The 1999 increase in expense is mainly attributable to the increased size of the loan portfolio.

Gains (losses) on mortgage loans held for sale decreased $170,000 or 140.7% due to the inability in 1999 to match 1998 gains on loan sales. Interest rates were decreasing more rapidly in 1998 and therefore the Company was able to take advantage of this changing interest rate environment to secure gains on selling loans in the secondary market. During the first half of 1999 interest rates were slightly lower for a period of time and then rebounded to current levels. Loans that were originated at market rates during this period and held in portfolio were valued lower when interest rates increased slightly. Management has taken action to alleviate this problem by accelerating the timing between origination and sale in the secondary market and therefore expects less volatility in income as a result of this timing difference.

Salaries and employee benefits increased $181,000 or 11.8% due to annual salary compensation adjustments combined with additional staffing related to growth in the number of accounts serviced.

Occupancy expense increased $82,000 or 31.3% from 1998 to 1999, mainly due to expenses associated with the Operation Center, which opened in October 1998. In addition, building maintenance expenses associated with snow plowing during the first quarter were higher in 1999 than in 1998 due to a greater number of snowfalls in 1999.

Furniture and equipment expense increased $55,000 or 21.8% due to additional expense associated with depreciation on furniture and equipment purchased in the fourth quarter of 1998 for the Operation Center and for leases on computer hardware updates.

The category of other expense increased $84,000 or 7.0% from 1998 to 1999.
The most significant changes are individually enumerated. Bank supplies showed an increase of $43,000 or 76.8% based on larger supply usage due to the increased size of the Company, timing differences in purchases with larger quantities purchased in 1999 than in 1998 (in 1998 we were trying to deplete inventories of supplies because of the move of these items to the Operation Center), additional printing expenses related to a change in the telephone area code and additional supplies purchased for conversion to returning check images to our customers rather than the original checks. Outside professional fees increased $38,000 or 72.7% due mainly to expenses associated with the Y2K project, conversion to check images on deposit accounts, tabulation of a market survey, consultation regarding profit improvement and outsourcing of our telephone administration. Internal audit and compliance expense increased $27,000 or 141.7% due mainly to the replacement of the loan review/compliance officer with an outsourcing arrangement. Amortization of computer software expenses increased $27,000 or 49.2%, mainly attributable to implementation of the loan platform software and software purchased in 1998 to operate the check processing equipment. Director fees increased $14,000 or 27.7% with the addition of two directors in 1999. Telephone expenses increased $14,000 or 40.3% due to the opening of the Operation Center and implementation of better communication methods to the branches. Decreases during the same period include $78,000 or 78.8% in association with expenses incurred in the ownership of other real estate due to better management of the function. Advertising expenses decreased $19,000 or 14.7% with a decrease in the number of advertising campaigns during the period. Management expects this change to be temporary because of plans for a fourth quarter advertising campaign associated with our expanded trust services. The remainder of additional expense is not significant in any one account but small increases and decreases were noted in various accounts.

Comparison of the Three Months Ended September 30, 1999 and 1998

During the second quarter of 1999, the Company earned $571,000 which represents an increase of 10.8% over the $515,000 earned in the third quarter of 1998.

Interest and fees on loans increased $189,000 or 7.1% in 1999 as compared to 1998. The average loans outstanding increased $13,643,000 or 11.6% while the interest rate received on the loan portfolio decreased from 9.00% in the third quarter of 1998 to 8.57% during the third quarter of 1999. With a large percentage of loans in the portfolio granted on variable interest rates, many repriced to lower rates since the third quarter of 1998. Interest earned on the investment portfolio, federal funds sold and on interest-bearing balances in other banks increased $144,000 or 24.6% during the third quarter of 1999 as compared to the third quarter of 1998. The average balance of these assets increased $11,903,000 or 28.0% while the average interest rate received on these assets decreased from 5.5% in 1998 to 5.3% in 1999. The lower interest rate in 1999 is attributable to investment in shorter-term assets which has produced a lower average interest rate as assets matured and were reinvested at the current, lower rate. Investments purchased during the third quarter of 1999 carried longer maturity dates. Changing the strategy to investing in longer-term investments should increase the average interest rates in the future.

Interest expense increased $102,000 or 7.2% in the third quarter of 1999 as compared to the same quarter in 1998. The average balance of interest-costing liabilities increased $9,097,000 or 6.1% while the average interest rate paid for these liabilities decreased from 3.83% in 1998 to 3.70% in 1999.

Gain (loss) on loans available for sale decreased $28,000 or 79.5% from 1998 to 1999. Due to the interest rate environment, the Company was able to generate larger gains on loans sold in 1998 while during 1999 the opportunity for similar gains was not available. Management has employed processes that allow for quicker turnover of these loans in order to minimize the opportunity for losses in the future.

Salaries and employee benefits increased $59,000 or 11.2% from 1998 to 1999 based upon annual salary increases combined with hiring of additional employees to manage the increased number of accounts due to balance sheet growth during the period.

Occupancy expenses increased $18,000 or 19.8% with the expenses related to the Operation Center, which did not exist until October 1998, being the main increase. In addition, the Company incurred expenses related to repair work on the HVAC units in the Honesdale office.

Other operating expenses increased $25,000 or 6.0% during the third quarter of 1999 as compared to the third quarter of 1998. The largest increase was $23,000 or 166.6% in outside professional fees, which are related to the profit improvement program, conversion to check images versus original documents, market survey tabulation and outsourcing telephone administration. Purchases of bank supplies also increased $23,000 or 131.6% with purchases of most of the items noted above happening in the third quarter of 1999. Amortization of computer software purchases increased $20,000 or 115.8%, which is due to implementation of new software on the loan platform and check processing. In addition, there was an increase of $11,000 or 162.1% in internal audit/compliance fees due to outsourcing the loan review/compliance function. In addition, expenses related to the operation of other real estate decreased $45,000 as losses on sales and market price declines that were incurred in the third quarter of 1998 were not matched in 1999.

                              Liquidity and Cash Flows

To ensure that the Company can satisfy customer credit needs for current and future commitments and deposit withdrawal requirements, the Bank manages the liquidity position by ensuring that there are adequate short-term funding sources available for those needs. Liquid assets consists of cash and due from banks, federal funds sold, interest-bearing deposits with other banks and investment securities maturing in one year or less. The following table shows these liquidity sources, minus short-term borrowings, as of September 30, 1999 compared to December 31, 1998:


                                                September 30,   December 31,
                                                   1999           1998
                                                   ----           ----
   (dollars in thousands)
Cash and due from banks                          $ 2,016        $ 1,529
Interest-bearing deposits with other banks         2,930          3,636
Mortgage loans held for sale                           -            923
Federal funds sold                                     -            945
Investment securities maturing in
   one year or less                               23,468         31,457
                                                  ------         ------
                                                  28,414         38,490
Less short-term borrowings                         6,978          3,613
                                                  ------         ------

     Net liquidity position                      $21,436        $34,877
                                                  ======         ======

As a percent of total assets                       11.2%          19.8%
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

Due to the possibility of higher customer cash withdrawals during December 1999 in association with the year 2000 event, management has instituted a cash contingency plan. Such plan may decrease the Company's investment in interest-earning assets and may increase its investment in interest-bearing liabilities, which may cause the Company's net income to slightly decrease in the fourth quarter of 1999.

Management is not aware of any known trends, events or uncertainties that will have or is reasonably likely to have a material effect on the Company's liquidity, capital resources or operations, nor is management aware of any current recommendations by regulatory authorities which, if implemented, would have such an effect.

                              Risk Elements

The table below presents information concerning nonperforming assets including nonaccrual loans, renegotiated loans, loans 90 days or more past due, other real estate loans and repossessed assets at September 30,1999 and December 31, 1998. A loan is classified as nonaccrual when, in the opinion of management, there are doubts about collectability of interest and principal. At the time the accrual of interest is discontinued, future income is recognized only when cash is received. Renegotiated loans are those loans in which terms have been renegotiated to provide a reduction or deferral of principal or interest as a result of the credit quality deterioration of the borrower.


                                                 September 30,    December 31,
                                                     1999           1998
                                                     ----           ----
   (dollars in thousands)
Loans on nonaccrual basis                           $  500        $  525
Loans past due 90 days or more                       1,158           941
Renegotiated loans                                     933           822
                                                     -----         -----
     Total nonperforming loans                       2,591         2,288
Other real estate                                      439           275
Repossessed assets                                      15             -
                                                     -----         -----
     Total nonperforming assets                     $3,045        $2,563
                                                     =====         =====

Nonperforming loans as a percent of total loans       1.9%          1.8%
                                                      ====          ====

Nonperforming assets as a percent of total assets     1.6%          1.5%
                                                      ====          ====

Allowance for loan loss as a percent of
     nonperforming loans                             69.7%         73.5%
                                                     =====         =====

Allowance for loan loss as a percent of loans         1.4%          1.4%
                                                     =====         =====

Management believes the level of the allowance for loan losses at September 30, 1999 is sufficient. The relationship between the allowance for loan losses and outstanding loans is a function of the credit quality and known risk attributed to the loan portfolio. The on-going loan review program and credit approval process is used to determine the adequacy of the allowance for loan losses.

Included in total loans are loans of $841,228 which management has classified as impaired under the terms of Financial Accounting Standards Board Statement No. 114, "Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosure". The related allowance for loan losses on these loans amounted to $149,334. There were no impaired loans without a related allowance for loan losses. The average balance of impaired loans for the period was $862,250.

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

                                          Year 2000

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

COST OF YEAR 2000
We do not anticipate that the cost of the Y2K problem will have a significant effect on the Company's financial position or results of operations in 1999. As described above, our primary systems are Year 2000 ready, therefore we believe that little programming costs will be incurred. The majority of costs associated with this issue are related to planning, testing and validating the results internally and are expected to amount to $50,000 of which $40,000 has been incurred to date. There is no guarantee that our estimates of compliance with the Y2K problem will be achieved and actual results could differ materially from those planned. Specific factors that might cause such material differences include, but are not limited to, the availability and cost of personnel trained in this area, the replacement of noncompliant third party vendors or similar uncertainties.

CONTINGENCY PLANS
Management has assessed the potential risk in each of our systems and the risk associated with outside vendors and has prepared contingency plans in the event that our assessment is not correct or that third party affiliate systems are not operational. A number of these plans have been tested and the remaining areas will be tested during the month of November 1999 in order to assure that they will work if necessary. These plans involve the creation of a back up system for every critical application, which in certain cases will be a manual operation. Our goal is to be ready for every possible situation with the specific intent to have no interruption in service to our customers or our shareholders.

Despite management's best efforts to address the year 2000 issue, the vast number of external entities that have direct and indirect business relationships with the Bank, such as customers, vendors, payment system providers, utility companies, and other financial institutions, make it im0possible to assure that a failure to achieve compliance by one or more of these entities would not have a material adverse impact on the Bank's business or on the Company's consolidated financial statements.

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




                                 DIMECO, INC.


Date:  November 5, 1999               By:
                                    -------------------------------
                                     Joseph J. Murray
                                     Executive Vice President and
                                     Chief Executive Officer


Date:  November 5, 1999               By:
                                    -------------------------------
                                     Maureen H. Beilman
                                     Chief Financial Officer

15