Form 10KSB
period 1999-12-31
DIMECO INC
filed 2000-03-31
CIK 898037

FORM 10-KSB


                 SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C.  20549

                                 [X]
For the fiscal year ended December 31, 1999
                                 OR

                                [  ]

For the transition period from              to
                               -------------  ----------------

Commission file Number:
                        ---------------

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

               Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

               The aggregate market value of the voting stock held by non-affiliates of the registrant based on a closing sale price: $17,915,812 at March 17, 2000.

               As of March 17, 2000, the registrant had outstanding 735,728 shares of its common stock, par value $.50 per share.

                     DOCUMENTS INCORPORATED BY REFERENCE

               Portions of the registrant's 2000 definitive Proxy Statement are incorporated by reference in Part III of this Annual Report. In addition, portions of the Annual Report to stockholders of the registrant for the year ended December 31, 1999, are incorporated by reference in Part II of this Annual Report.

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

                              DIMECO, INC.
                              FORM 10-KSB


                                Part I

Item 1.     Description of the Business

            General
            -------

            Dimeco, Inc. (the "Company"), a Pennsylvania business corporation, is a bank holding company, registered with and supervised by the Board of Governors of the Federal Reserve System (the "Federal Reserve Board"). The Company was incorporated on October 29, 1992, and commenced operations on June 1, 1993, upon consummation of the acquisition of all of the outstanding stock of The Dime Bank of Honesdale, Pennsylvania (the "Bank"). Since commencing operations, the Company's business has consisted primarily of managing and supervising the Bank, and its principal source of income, if any, has been dividends paid by the Bank. The Company has one wholly-owned subsidiary, the Bank. At December 31, 1999, the Company had total consolidated assets, deposits and stockholders' equity of approximately $194.7 million, $167.3 million and $17.4 million, respectively.

            The Bank was organized in 1905. The Bank is a Pennsylvania-chartered banking institution, the deposits of which are insured by the Federal Deposit Insurance Corporation (the "FDIC") under the Bank Insurance Fund ("BIF"). In 1991, the Bank was granted limited fiduciary powers to engage in an investment management service. In 1999, the Bank was granted full trust powers and has begun offering trust services to its customers. The Bank has four branch offices located in Honesdale Hawley, Damascus and Greentown, Pennsylvania. Its business is as a full service commercial bank providing a wide range of services to individuals and small to medium sized businesses in its Northeastern Pennsylvania market area, including accepting time, demand, and savings deposits and making secured and unsecured commercial, real estate and consumer loans.

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

           The Company did not and does not intend to commence or conduct any of the above-delineated activities during calendar years 1999 and 2000, respectively.

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

            Furthermore, the Interstate Banking Law provides that, beginning June 1, 1997, appropriate federal supervisory agencies may approve a merger of the Bank with another bank located in a different state or the establishment by the Bank of a new branch office either by acquisition or de novo, allowing
                                                            -- ----
an interstate merger. The Commonwealth of Pennsylvania has enacted a law to "opt-in" early to these interstate mergers.

            Moreover, the Interstate Banking Law provides that the Bank may establish and operate a de novo branch in any state that "opts-in" to de novo
                        -- ----                                       -- ----
branching.  A "de novo branch" is a branch office that is originally
               -- ----
established as a branch and does not become a branch as a result of an acquisition or merger. The Commonwealth of Pennsylvania has enacted a law to "opt-in" early to de novo interstate branching.
                  -- ----


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

            Financial Services Modernization Act of 1999
            --------------------------------------------

            On November 12, 1999, President Clinton signed into law the Gramm-Leach-Bliley Act (better known as the Financial Services Modernization Act of 1999) which will permit bank holding companies to become financial holding companies and thereby affiliate with securities firms and insurance companies and engage in other activities that are financial in nature. A bank holding company may become a financial holding company if each of its subsidiary banks is well capitalized under the Federal Deposit Insurance Corporation Act of 1991 prompt corrective action provisions, is well managed, and has at least a satisfactory rating under the Community Reinvestment Act by filing a declaration that the bank holding company wishes to become a financial holding company. The company believes it qualifies to become a financial holding company, but has not yet determined whether or not it will file to become treated as one. No regulatory approval will be required for a financial holding company to acquire a company, other than a bank or savings association, engaged in activities that are financial in nature or incidental to activities that are financial in nature, as determined by the Federal Reserve Board.

            The Financial Services Modernization Act defines " financial in nature" to include:

     securities underwriting, dealing and market making;
     sponsoring mutual funds and investment companies;
     insurance underwriting and agency;
     merchant banking activities;
     and activities that the Federal reserve Board has determined to be closely related to banking.

     In addition, a financial holding company may not acquire a company that is engaged in activities that are financial in nature unless each of the subsidiary banks of the financial holding company has a Community Reinvestment Act rating of satisfactory or better.

     The specific effects of the enactment of the Financial Services Modernization Act on the banking industry in general and on the Company and the Bank in particular have yet to be determined due to the fact that the Financial Services Modernization Act was only recently adopted.

     The United States Congress has periodically considered and adopted legislation, such as the Gramm-Leach-Bliley Act, which has resulted in further deregulation of both banks and other financial institutions, including mutual funds, securities brokerage firms and investment banking firms. No assurance can be given as to whether any additional legislation will be adopted or as to the effect such legislation would have on the business of the Bank or the Company.

           Financial Institutions Reform, Recovery and Enforcement Act of 1989 ("FIRREA")
           -------------------------------------------------------------------

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

           Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA")
           -------------------------------------------------------------

           General. The FDICIA was enacted in December, 1991, and reformed a variety of bank regulatory laws. Some of these reforms have a direct impact on the Bank. Certain of these provisions are discussed below.

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

           Effective January 1, 1997, the Deposit Insurance Fund Act of 1996 adjusted the Bank Insurance Fund (BIF) premiums to an amount that is determined semiannually and are based upon an institutions risk classification. In addition, as of January 1, 1997 the Financing Corporation
(FICO) debt service assessment is not tied to the FDIC risk classification, but is determined quarterly based upon funding requirements of the FICO.

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

           Regulatory Capital Requirements
           -------------------------------

     The following table presents the Company's consolidated capital ratios at December 31, 1999:

                                                             (In Thousands)
Tier I Capital                                                 $  17,669
Tier II Capital                                                $   1,834
Total Capital                                                  $  19,503

Adjusted Total Average Assets                                  $ 191,515
Total Adjusted Risk-Weighted Assets(1)                         $ 159,601

Tier I Risk-Based Capital Ratio(2)                                11.07%
Required Tier I Risk-Based Capital Ratio                           4.00%
Excess Tier I Risk-Based Capital Ratio                             7.07%

Total Risk-Based Capital Ratio(3)                                 12.22%
Required Total Risk-Based Capital Ratio                            8.00%
Excess Total Risk-Based Capital Ratio                              4.22%

Tier I Leverage Ratio(4)                                           9.23%
Required Tier I Leverage Ratio                                     4.00%
Excess Tier I Leverage Ratio                                       5.23%

-------------------------------
(1)   Includes off-balance sheet items at credit-equivalent values.
(2) Tier I Risk-Based Capital Ratio is defined as the ratio of Tier I Capital to Total Adjusted Risk-Weighted Assets.
(3) Total Risk-Based Capital Ratio is defined as the ratio of Tier I and Tier II Capital to Total Adjusted Risk-Weighted Assets.
(4) Tier I Leverage Ratio is defined as the ratio of Tier I Capital to Adjusted Total Average Assets

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

           Business - Bank
           ---------------

           The Bank's legal headquarters are located at 820-822 Church Street, Honesdale, Pennsylvania 18431.

           As of December 31, 1999, the Bank had total assets of $194.7 million, total stockholders' equity of $17.4 million and total deposits and other liabilities of $177.3 million.

           The Bank engages in a full-service commercial banking business, including accepting time and demand deposits, making secured and unsecured commercial and consumer loans, and performing trust services. The Bank's business is not seasonal in nature. Its deposits are insured by the FDIC to the extent provided by law.


           Competition - Bank
           ------------------

           The Bank competes actively with other area commercial banks and savings and loan associations, many of which are larger than the Bank, as well as with major regional banking and financial institutions headquartered in Scranton, Pennsylvania. The Bank considers its main competitors to be:
Honesdale National Bank, Wayne Bank, Citizens National Bank, LA Bank, PNC Bank, First Union Bank, Citizen's Savings Association and First National Bank of Jeffersonville. The Bank is generally competitive with all competing financial institutions in its service area with respect to interest rates paid on time and savings deposits, service charges on deposit accounts and interest rates charged on loans.





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

           A subsidiary bank of a bank holding company is subject to certain restrictions imposed by the Federal Reserve Act on any extensions of credit to the bank holding company or its subsidiaries, on investments in the stock or other securities of the bank holding company or its subsidiaries and on taking such stock or securities as collateral for loans. The Federal Reserve Act and Federal Reserve Board regulations also place certain limitations and reporting requirements on extensions of credit by a bank to principal stockholders of its parent holding company, among others, and to related interests of such principal stockholders. In addition, such legislation and regulations may affect the terms upon which any person becoming a principal shareholder of a holding company may obtain credit from banks with which the subsidiary bank maintains a correspondent relationship.

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

           Under the Federal Deposit Insurance Act, the FDIC possesses the power to prohibit institutions regulated by it (such as the Bank) from engaging in any activity that would be an unsafe and unsound banking practice and in violation of the law. Moreover, the Financial Institutions and Interest Rate Control Act of 1987 ("FIRA") generally expands the circumstances under which officers or directors of a bank may be removed by the institution's federal supervisory agency; restricts lending by a bank to its executive officers, directors, principal stockholders or related interests thereof; restricts management personnel of a bank from serving as directors in other management positions with certain depository institutions whose assets exceed a specified amount or which have an office within a specified geographic area; and restricts management personnel from borrowing from another institution that has a correspondent relationship with their bank. Additionally, FIRA requires that no person may acquire control of a bank unless the appropriate federal supervisory agency has been given 60-days prior written notice and within that time has not disapproved the acquisition or extended the period for disapproval.

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

           The Garn-St Germain Depository Institutions Act of 1982 ("1982 Act"), removes certain restrictions on the lending powers and liberalizes the depository abilities of the Bank. The 1982 Act also amends FIRA (see above) by eliminating certain statutory limits on lending of a bank to its executive officers, directors, principal stockholders or related interests thereof and by relaxing certain reporting requirements. However, the 1982 Act strengthened FIRA provisions respecting management interlocks and correspondent bank relationships by management personnel.

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

           The new CRA regulations were effective on July 1, 1997.

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

           For the purposes of the revised CRA regulations, the Bank is deemed to be a small depository institution, based upon financial information as of December 31, 1995. The Bank is evaluated for CRA compliance using the streamlined procedures for a small bank/three-part, performance-based test/strategic plan option. The Bank received a satisfactory rating in 1998.

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

           The Bank has a main office located in Honesdale, Pennsylvania, and three branch offices located in Hawley, Damascus and Greentown, Pennsylvania. The Bank owns the Honesdale and Hawley locations. The Damascus location is a leased facility with a twenty (20) year term providing for annual payments of $48,179 for the entire lease period. The Greentown location is leased with a five (5) year term and two additional five (5) year options for renewal.
The lease amount was $22,600 annually subject to increases based upon changes in the Consumer Price Index. In addition, in July 1998, the Bank entered into a ten year lease with two 5 year renewal options for the Operations Center in Honesdale, PA. Rent is fixed at $42,750 annually for the first five years with a 3% increase in rent for each of the remaining years.

           Both the Honesdale and Hawley facilities are currently being renovated to provide better utilization of the available space.






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

           Cash available for dividend distributions to stockholders of the Company may come initially from dividends paid by the Bank to the Company. Therefore, the restrictions on the Bank's dividend payments are directly applicable to the Company. The Federal Deposit Insurance Act generally prohibits all payments of dividends by any bank which is in default on any assessment to the FDIC or which would be deemed by the FDIC to be an unsafe and unsound practice. Presently, the Bank is not in default in any assessment to the FDIC.

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

           As of December 31, 1999, there were $15,472,000 accumulated net earnings available at the Bank that could be paid as a dividend to the Company under current Pennsylvania law.

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


Nonperforming Loans and Nonperforming Assets

           Statement of Financial Accounting Standards No. 114, "Accounting by Creditors for Impairment of a Loan," as amended by Statement No. 118, was adopted by the Company effective January 1, 1995. This statement requires recognition of impairment of a loan when it is probable that principal and interest are not collectible in accordance with the terms of the loan agreement. Measurement of impairment is based upon the present value of expected future cash flows discounted at the loan's effective interest rate, or as a practical expedient, at the loan's market value or the fair value of the collateral, if known. At December 31, 1999 and 1998, the Company had impaired loans of $841,228 and $874,277, respectively with related allowance for loan loss of approximately $162,390 and $136,217, respectively. There were no impaired loans without a related allowance for loan losses. For the year ended December 31, 1999 and 1998, average impaired loans were $857,399 and $933,774, respectively.

           The following table identifies nonperforming loans including nonaccrual loans and past due loans which were contractually past due 90 days or more as to interest or principal payments. Renegotiated loans are those which terms have been renegotiated to provide a reduction or deferral of principal or interest as a result of the deteriorating position of the borrower.
(Dollars in Thousands)                                   December 31,
                                                     1999           1998
                                                     ----           ----
Loans accounted for on a non-accrual basis:
     Mortgage loans                               $    743       $    248
     Commercial                                        176            137
     Consumer                                          138            140
                                                  --------       --------
          Total                                      1,057            525
                                                  --------       --------


Accruing loans which are contractually past due
90 days or  more:
     Mortgage loans                                    690            627
     Commercial                                         81            246
     Consumer                                           61             68
                                                  --------       --------
          Total                                        832            941
                                                  --------       --------

Renegotiated loans                                      61            822
                                                  --------       --------

          Total nonperforming loans                  2,503          2,288
                                                  --------       --------

Other real estate owned                                355            275
                                                  --------       --------

          Total nonperforming assets              $  2,858       $  2,563
                                                  ========       ========

     Nonperforming loans as a percent of
       total loans                                    1.82%          1.83%
     Nonperforming assets as a percent of
       assets                                         1.47%          1.45%

     Amount of interest lost on
       nonperforming loans                        $     93       $    103

     The accrual of interest is generally discontinued when in the opinion of management reasonable doubt exists as to the collectability of additional interest. Loans are returned to accrual status when (a) none of the principal and interest is due and unpaid and repayment of the remaining contractual principal and interest is expected; or (b) when it otherwise becomes well secured and in the process of collection.
     Any loans which have been classified for regulatory purposes as loss, doubtful, substandard or special mention that have not been disclosed under
Item III of Industry Guide 3 do not (i) represent or result from trends or uncertainties which management reasonably expects will materially impact future operating results, liquidity, or capital resources, or (ii) represent material credits about which management is aware of any information which causes them to have serious doubts as to the ability of borrowers to comply with the loan repayment terms as of December 31, 1999.

Summary of Loan Loss Experience

The following table presents an analysis of the reserve for loan losses for the two years ended December 31, 1999:

                                                         December 31,
(Dollars in Thousands)                               1999           1998
                                                     ----           ----
Loans outstanding at end of period                $137,526       $124,961
                                                  ========       ========

Average loans outstanding                         $130,869       $114,736
                                                  ========       ========

Reserve for possible losses:
     Balance, beginning of the period             $  1,682       $  1,511
Loans charged off:
     Commercial                                        196             75
     Real estate                                        94             46
     Consumer                                           93            192
                                                  --------       --------

          Total loans charged off                      383            313
                                                  --------       --------

Recoveries:
     Commercial                                          2              2
     Real estate                                         2              3
     Consumer                                           27             28
                                                  --------       --------

          Total recoveries                              31             33
                                                  --------       --------

          Net loans charged off                        352            280
                                                  --------       --------

Provisions charged to expense                          504            451
                                                  --------       --------

Balance, end of period                            $  1,834       $  1,682
                                                  ========       ========

Ratios:
Net charge offs as a percent of average
   loans outstanding                                  0.27%          0.24%
Reserve for loan losses as a percent of average
   loans outstanding                                  1.40%          1.45%

A portion of the allowance is specifically allocated to individual loans or group of loans. As of December 31,1999 and 1998 the allowance for loan losses is allocated as follows:

                                        Amount of      % of            Amount of      % of
                                        allowance for  loans in        allowance for  loans in
                                        loan loss      each category   loan loss      each category
                                        allocated      to total loans  allocated      to total loans

(Dollars in thousands)
                                                  1999                           1998
                                                  ----                           ----
Commercial, financial and agricultural    $  213          13.3%          $  230          13.4%
Real estate - construction                     8            .6%              11           1.1%
Real estate - mortgage                     1,343          72.6%           1,235          70.5%
Installment loans to individuals             225          13.5%             197          15.0%
Unallocated                                   45            -                 9            -
                                          ------         -----           ------         -----
                                          $1,834         100.0%          $1,682         100.0%
                                          ======         =====           ======         =====

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

Loan Maturity Schedule

Following is a maturity schedule of all accruing loans at December 31, 1999:

                                   Due 1        Due    Due after    Total
                                  year or      years    5 years
                                   less
                                ---------   --------   --------   --------
Fixed rate:

Commercial                      $     679   $  5,714   $  1,127   $  7,520

Real estate-construction            2,385      6,905     16,862     26,152

Other                               1,203     14,497      1,074     16,774
                                ---------   --------   --------   --------

Total                           $   4,267   $ 27,116   $ 19,063   $ 50,446
                                =========   ========   ========   ========


                                             Reprice    Reprice     Total
                                         within 1 year  within 1-5
                                                        years
                                            --------   --------   --------
Variable rate:

Commercial                                  $  9,507   $    268   $  9,775

Real estate-construction                      56,804     17,261     74,065

Other                                          2,425         62      2,487
                                            --------   --------   --------

Total                                       $ 68,736   $ 17,591   $ 86,327
                                            ========   ========   ========

Investment Portfolio

The following table sets forth the carrying value of the Company's investment securities portfolio at the date indicated. At December 31, 1999 the market value of the Company's held to maturity investment securities was $15,517,000 and at December 31, 1998 was $2,968,000.


Available for Sale                                      1999        1998
------------------                                      ----        ----
          (Dollars in thousands)
U. S. Government agency securities                     13,311      9,708
Mortgage-backed securities                                294        368
Obligations of states and political subdivisions        2,373          -
Corporate Securities                                    2,210          -
Commercial paper                                       12,509     25,815
Equity securities                                         550        470
      Total                                           $31,247    $36,361



Held to Maturity                                        1999        1998
----------------                                        ----        ----

Obligations of states and political subdivisions      $   692    $ 1,397
Corporate securities                                   14,878      1,526
      Total                                           $15,570    $ 2,923


There were no securities held for any issuer that were greater than ten percent of stockholders' equity as of December 31, 1999.

INVESTMENT MATURITY
Investment Portfolio Maturities

The following table sets forth certain information regarding the carrying values, weighted average yields and maturities of the Bank's Available for Sale investment securities portfolio at December 31, 1999.

                      One year                 One to               Five to             After ten             Total
                      or less                five years            ten years             years        Investment Securities
               --------------------------------------------------------------------------------------------------------------------
Available for Sale
------------------
               Carrying    Average     Carrying    Average     Carrying    Average     Carrying    Average     Carrying    Average
                Value      Yield(1)     Value      Yield(1)     Value      Yield(1)     Value      Yield(1)     Value      Yield(1)
               --------------------------------------------------------------------------------------------------------------------
(Dollars in thousands)
U.S. Treasury
  securities     $     -        -              -        -            -          -            -         -        $     -         -

U.S. Government
 Agency
 Securities      $ 1,695     5.21%       $11,615     5.58%           -          -            -         -        $13,310      5.53%
Mortgage-backed
 securities      $     -        -%             -        -            -          -        $ 294      5.62%       $   294      5.62%
Obligations of
 states and
 political
 divisions             -        -%           630     5.88%       1,743       7.37%           -         -%         2,373      6.97%
Corporates             -        -%         2,210     7.07%           -          -%           -         -%         2,210      7.07%
Commercial
 Paper           $12,509     5.86%             -        -            -          -            -         -        $12,509      5.86%
Equity
 Securities            -        -              -        -            -          -        $ 551      6.48%       $   551      6.48%
                 -----------------------------------------------------------------------------------------------------------------

Total            $14,204     5.78%       $14,455     5.81%       1,743       7.37%       $ 845      6.17%       $31,247      5.89%
                 =================================================================================================================

(1) Weighted average yields have been computed on a taxable equivalent basis assuming a federal income tax rate of 34%

INVESTMENT MATURITY
Investment Portfolio Maturities

The following table sets forth certain information regarding the carrying values, weighted average yields and maturities of the Bank's Held to Maturity investment securities portfolio at December 31, 1999.

                     One year            One to              Five to           After ten                  Total
                      or less           five years           ten years            years           Investment Securities
                -----------------------------------------------------------------------------------------------------------
Held to Maturity
------------------
                Carrying  Average   Carrying  Average   Carrying  Average   Carrying  Average   Carrying  Average    Market
                  Value    Yield(1)   Value    Yield(1)   Value    Yield(1)   Value    Yield(1)   Value    Yield(1)   Value
                 -----------------------------------------------------------------------------------------------------------
(Dollars
in
thousands)

Obligations of
  states and
  political
  subdivisions   $  100    5.74%     $  298    9.10%     $ 294    10.21%     $    -      - %     $   692   9.07%    $   725
Corporate
  securities     $7,500    5.67%     $7,378    6.42%         -        -           -      - %     $14,878   6.04%    $14,792

                 -----------------------------------------------------------------------------------------------------------
Total            $7,600    5.67%      7,676    6.53%     $ 294    10.21%     $    -      - %     $15,570   6.16%    $15,517
                 ============================================================================================================

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

                              Part III


Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act


            The captions "Information As To Nominees, Directors and Executive Officers," "Principal Officers of the Company," "Principal Officers of the Bank" and "Section 16(a) Beneficial Ownership Compliance" contained in the Company's Proxy Statement (at pages 4 and 5, 9 and 9 respectively) filed at
Exhibit 99A hereto is incorporated in their entirety by reference under this
Item 9.


Item 10.    Executive Compensation


            The captions "Executive Compensation" and "Directors Compensation" contained in the Company's Proxy Statement (at pages 6 and 8 and 11) filed as
Exhibit 99A hereto is incorporated in its entirety by reference under this
Item 10.


Item 11.    Security Ownership of Certain Beneficial Owners and Management


            The caption "Principal Beneficial Owners of the Company's Stock" contained in the Company's Proxy Statement (at page 2) filed as Exhibit 99A hereto is incorporated in its entirety by reference under this Item 11.


Item 12.    Certain Relationships and Related Transactions


            The information under the caption "Certain Relationships and Related Transactions" contained in the Company's Proxy Statement (at page 8) filed as Exhibit 99A hereto is incorporated in its entirety by reference under this Item 12.

Item 13.    Exhibits and Reports on Form 8-K


(a)     Exhibits required by Item 601 of Regulation S-B:

Exhibit Number Referred to
Item 601 of Regulation S-B                    Description of Exhibit
--------------------------                    ----------------------

          2                           None.
          3A                          Articles of Incorporation of the Company
                                      at Exhibit 3A to Form S-4 (33-58936),
                                      filed on February 26, 1993, and hereby
                                      incorporated by reference.
          3B                          By-laws of the Company at Exhibit 3B to
                                      Form S-4 (33-58936), filed on
                                      February 26, 1993, and hereby
                                      incorporated by reference.
          4                           None.
          9                           None.
          10                          None.
          11                          None.
          13                          Annual Report to Stockholders for Fiscal
                                      Year Ended December 31, 1999.
          16                          None.
          18                          None.
          21                          None.
          22                          List of Subsidiaries of the Company.
          23                          None.
          24                          None.
          27                          Financial Data Schedule
          28                          None.



(b)     Reports on Form 8-K.

            The Company has filed no reports on Form 8-K during the last quarter of the fiscal year ended December 31, 1999.

                              SIGNATURES


            In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DIMECO, INC.
        (Issuer)


By:
        ------------------------
        Joseph J. Murray
        President
Date:   March 27, 2000


            In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.





By:
        ----------------------------
        Maureen H. Beilman
        Chief Financial Officer and Treasurer
        (Principal Financial and
        Accounting Officer)
Date:   March 27, 2000

By:                                      By:
     --------------------------               --------------------------
     Robert E. Genirs                         William E. Schwarz
     Director                                 Chairman of the Board
     Date:  March 27, 2000                    and Director
                                              Date:  March 27, 2000


By:                                      By:
     --------------------------               --------------------------
     Barbara Jean Genzlinger                  Henry M. Skier
     Director                                 Director
     Date:  March 27, 2000                    Date:  March 27, 2000



By:                                      By:
     --------------------------               --------------------------
     John S. Kiesendahl                       John F. Spall
     Director                                 Director
     Date:  March 27, 2000                    Date:  March 27, 2000



By:                                      By:
     --------------------------               --------------------------
     Joseph J. Murray                         Gerald J. Weniger
     President, Chief Executive               Secretary and Director
     Officer and Director                     Date:  March 27, 2000
     (Chief Executive Officer)
     Date:  March 27, 2000



By:
     --------------------------
     Thomas A. Peifer
     Director
     Date:  March 27, 2000

                         INDEX TO EXHIBITS


Item Number      Description                                Page
-----------      -----------                                ----

13               Annual Report to Stockholders for
                   Fiscal Year Ended December 31, 1999       30


22               List of Subsidiaries of the
                   Company                                   31

27               Financial Data Schedule                     33

99A              Proxy Statement, Notice of Annual Meetin
                   and Form of Proxy for the Annual
                   Meeting of Shareholders to be held
                   April 27, 2000                            34