Form 10-Q
period 2000-03-31
DIMECO INC
filed 2000-05-12
CIK 898037

SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549

                               FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OF 15(d) OF THE SECURITIES
                        EXCHANGE ACT OF 1934
             For the quarterly period ended March 31, 2000


[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE  ACT
         For the transition period from               to
                                       -------------    -------------

                      Commission file Number 33-58936

                                Dimeco, Inc.
                ------------------------------------------------
             (Exact name of registrant as specified in its charter)


    Pennsylvania                                    23-2250152
---------------------------------------------------------------------
(State or other jurisdiction of               (I.R.S. Employer
incorporation or organization)               Identification No.)

                            820 Church Street
                           -------------------
                           Honesdale, PA  18431
                           --------------------
                 (Address of principal executive offices)

                             (570) 253-1970
                           ------------------
                       (Issuer's Telephone Number)

                            Not Applicable
                        ----------------------
        (Former name, former address and former fiscal year, if
                       changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Sections 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
     Yes  X      No
        -----      -----

The aggregate market value of the voting stock held by non-affiliates of the registrant based on a closing sale price: $18,401,850 on May 5, 2000.

As of May 5, 2000, the registrant had outstanding 739,624 shares of its common stock, par value $.50 per share.

                               Dimeco, Inc.
                                   INDEX



PART I - FINANCIAL INFORMATION                                            Page
                                                                          ----
     Item 1.     Financial Statements

          Consolidated Balance Sheet (unaudited) as of
               March 31, 2000 and December 31, 1999                         3

               Consolidated Statement of Income (unaudited) for
               the three months ended March 31, 2000 and 1999               4

               Consolidated Statement of Changes in Stockholders'
               Equity (unaudited) for the three months ended
               March 31, 2000                                               5

               Consolidated Statement of Cash Flows (unaudited)
               for the three months ended March 31, 2000 and 1999           6

               Notes to Consolidated Financial Statements (unaudited)       7

     Item 2.     Management's Discussion and Analysis of Financial
               Condition and Results of Operations                        8-12

PART II - OTHER INFORMATION

     Item 1.     Legal Proceedings                                         12

     Item 2.     Changes in Securities                                     12

     Item 3.     Defaults Upon Senior Securities                           12

     Item 4.     Submissions of Matters to a Vote of Security Holders    12-13

     Item 5.     Other Information                                         13

     Item 6.     Exhibits and Reports on Form 8-K                          13

SIGNATURES                                                                 13

                                        DIMECO, INC.
                           CONSOLIDATED BALANCE SHEET (Unaudited)

                                                       March 31,         December 31,
                                                         2000               1999
                                                    -------------     -------------
Assets
Cash and due from banks                             $   1,632,544     $   2,491,460
Interest-bearing deposits in other banks                3,991,515         1,199,210
Federal funds sold and securities purchased
under agreement to resell                               4,200,000           940,000
                                                    -------------     -------------
          Total cash and cash equivalents               9,824,059         4,630,670

Mortgage loans held for sale                                -               237,000
Investment securities available for sale               24,674,027        31,246,921
Investment securities held to maturity
   (market value $15,498,465 and $15,516,823)          15,533,661        15,570,500

Loans (net of unearned income of $679,007
   and $702,421)                                      143,567,671       137,526,437
Less allowance for loan losses                          1,974,182         1,833,615
                                                    -------------     -------------
     Net loans                                        141,593,489       135,692,822

Premises and equipment, net                             3,884,891         3,598,780
Other real estate                                         281,436           355,436
Accrued interest receivable                             1,520,010         1,386,655
Other assets                                            2,054,915         1,947,855
                                                    -------------     -------------
     Total Assets                                   $ 199,366,488     $ 194,666,639
                                                    =============     =============
Liabilities
Deposits
     Noninterest-bearing                            $  17,681,878     $  14,627,337
     Interest-bearing                                 155,115,710       152,666,444
                                                    -------------     -------------
     Total deposits                                   172,797,588       167,293,781

Short-term borrowings                                   5,788,744         8,184,933
Other borrowings                                        1,000,000              -
Accrued interest  payable                               1,012,319           962,542
Other liabilities                                         963,447           802,167
                                                    -------------     -------------
     Total Liabilities                                181,562,098       177,243,423
                                                    -------------     -------------
Stockholder's Equity
Common stock, $.50 par value; 3,000,000 shares
   authorized, 738,372 and 735,565 shares issued          369,186           367,782
Capital surplus                                         3,097,104         3,004,439
Retained earnings                                      14,690,214        14,378,134
Accumulated other comprehensive income                   (257,804)         (245,830)
Treasury stock, at cost(2,644 and 2,144 shares)           (94,310)          (81,309)
                                                    -------------     -------------
     Total Stockholders' Equity                        17,804,390        17,423,216
                                                    -------------     -------------
     Total Liabilities and Stockholders Equity      $ 199,366,488     $ 194,666,639
                                                    =============     =============

See accompanying notes to the unaudited consolidated financial statements.

                                             DIMECO, INC.
                              CONSOLIDATED STATEMENT OF INCOME (Unaudited)

                                                         Three Months Ended
                                                              March 31,
                                                        2000               1999
                                                    -------------     -------------
Interest Income
Interest and fees on loans                          $   3,079,601     $   2,732,601
Interest-bearing deposits in other banks                   10,383            68,434
Federal funds sold and securities purchased
     under agreements to resell                            20,870           108,026
Investment securities:
     Taxable                                              557,838           381,609
     Exempt from federal income tax                        46,488            15,973
                                                    -------------     -------------
     Total interest income                              3,715,180         3,306,643
                                                    -------------     -------------
Interest Expense
Deposits                                                1,558,586         1,451,654
Short-term borrowings                                      63,833            25,997
Other borrowings                                            7,059              -
                                                    -------------     -------------
     Total interest expense                             1,629,478         1,477,651
                                                    -------------     -------------
Net Interest Income                                     2,085,702         1,828,992

Provision for loan losses                                 197,500           112,500
                                                    -------------     -------------
Net Interest Income After Provision
   For Loan Losses                                      1,888,202         1,716,492
                                                    -------------     -------------
Noninterest Income
Service charges on deposit accounts                        86,368            53,525
Mortgage loans held for sale, gains(losses)net              2,095           (21,919)
Other income                                              124,162           142,225
                                                    -------------     -------------
     Total noninterest income                             212,625           173,831
                                                    -------------     -------------
Noninterest Expense
Salaries and employee benefits                            644,942           569,177
Occupancy expense, net                                    134,022           119,285
Furniture and equipment expense                            98,084           105,031
Other expenses                                            444,649           364,339
                                                    -------------     -------------
     Total noninterest expense                          1,321,697         1,157,832
                                                    -------------     -------------
Income Before Income Taxes                                779,130           732,491

Income taxes                                              246,182           241,693
                                                    -------------     -------------
     NET INCOME                                     $     532,948     $     490,798
                                                    =============     =============
Earnings Per Share                                  $         .72     $         .67
                                                    =============     =============
Average shares outstanding                                735,739           731,821

See accompanying notes to the unaudited consolidated financial statements.

                                                                          DIMECO, INC.
                                             CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (Unaudited)



                                                                    Accumulated
                                                                       Other                      Total
                              Common      Capital      Retained    Comprehensive  Treasury    Stockholders' Comprehensive
                               Stock      Surplus      Earnings        Loss         Stock        Equity       Income
                             ---------   ----------   -----------   ----------    ---------    -----------   ---------
Balance, December 31, 1999   $ 367,782   $3,004,439   $14,378,134   $ (245,830)   $ (81,309)   $17,423,216

Net income                                                532,948                                  532,948   $ 532,948
Other comprehensive income:
Net unrealized loss on
available for sale
securities, net of tax
benefit of $6,168                                                      (11,974)                    (11,974)    (11,974)
                                                                                                             ---------
Comprehensive income                                                                                         $ 520,974
                                                                                                             =========
Dividend reinvestment plan       1,404       92,665                                                 94,069
Purchase treasury stock                                                             (13,001)       (13,001)
Cash dividends ($.30 per share)                          (220,868)                                (220,868)
                             ---------   ----------   -----------   ----------    ---------    -----------
Balance, March 31, 2000      $ 369,186   $3,097,104   $14,690,214   $ (257,804)   $ (94,310)   $17,804,390
                             =========   ==========   ===========   ==========    =========    ===========

See accompanying notes to the unaudited consolidated financial statements.

                                                DIMECO, INC.
                                      STATEMENT OF CASH FLOWS (Unaudited)


For the three months ended March 31,                            2000           1999
------------------------------------                          --------       ---------
Operating Activities
Net income                                                    $ 532,948      $ 490,798
Adjustments to reconcile net income to net cash
     provided by operating activities:
      Provision for loan losses                                 197,500        112,500
      Depreciation                                               90,424        102,708
      Amortization of premium and discount on
      investment securities, net                                (39,987)      (209,440)
      Mortgage loans held for sale, (gains) losses               (2,095)        21,919
     Net decrease (increase) in loans held for sale             237,000       (979,806)
     Increase in interest receivable                           (133,355)       (91,341)
     Increase in interest payable                                49,777         56,173
      Amortization of net deferred loan origination fees         (7,295)        (9,318)
     Other, net                                                  61,911       (258,405)
                                                              ---------      ---------
            Net cash provided by(used)for operating
            activities                                          986,828       (764,212)
                                                              ---------      ---------
Investing Activities:
Investment securities available for sale:
     Proceeds maturities or paydown                          12,612,476     37,217,869
     Purchases                                               (5,980,899)   (28,907,075)
Investment securities held to maturity:
     Proceeds from the maturities or paydown                       -           775,000
     Purchases                                                     -        (1,341,846)
(Increase) decrease in loans, net                            (6,017,141)        92,872
Purchase of premises and equipment                             (376,535)       (51,575)
Proceeds from sale of other real estate owned                      -             7,620
                                                              ---------      ---------
          Net cash provided by investing activities             237,901      7,792,865
                                                              ---------      ---------
Financing Activities:
Increase in deposits, net                                     5,503,807      6,808,202
Increase (decrease) in short-term borrowings                 (1,396,189)     1,350,646
Proceeds from dividend reinvestment plan                         94,069         69,311
Purchase of treasury stock                                      (13,001)       (76,000)
Cash dividends paid                                            (220,026)      (182,630)
                                                              ---------      ---------
        Net cash provided by financing activities             3,968,660      7,969,529
                                                              ---------      ---------

Increase in cash and cash equivalents                         5,193,389     14,998,182
Cash and cash equivalents January 1,                          4,630,670      6,109,976
                                                              ---------      ---------
Cash and cash equivalents March 31,                          $9,824,059    $21,108,158
                                                              =========      =========

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

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                       FORWARD LOOKING STATEMENT

The Private Securities Litigation Act of 1995 contains safe harbor provisions regarding forward-looking statements. When used in this discussion, the words "believes," "anticipates," "contemplated," "expects," and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those projected. Those risks and uncertainties include changes in interest rates, the ability to control costs and expenses, and general economic conditions. The Company undertakes no obligation to publicly release the results of any revisions to those forward-looking statements which may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.


FINANCIAL CONDITION


Total assets at March 31, 2000 increased $4,700,000 or 2.4% to total assets of $199,366,000 during the first quarter of 2000.

Cash and cash equivalents increased $5,193,000 or 112.2% during the first quarter of 2000. Cash on hand and due from banks decreased $859,000 or 34.5% in January after having increased these balances in order to comply with our Y2K contingency plan. This decrease was combined with an increase of $2,792,000 or 232.9% of interest-bearing deposits in other banks and $3,260,000 or 346.8% in federal funds sold. A temporary increase in customers' deposit accounts combined with investment maturities not yet reinvested were responsible for the increases in these interest-bearing asset accounts.

Investment securities available for sale decreased $6,573,000 or 21.0% due to maturities of short-term commercial paper. Funds received of $12,600,000 from commercial paper maturities were reinvested in higher yielding investments and loans, used to repay the year-end FHLB borrowings and the remainder was held in more liquid assets to fund loan commitments. Management purchased $5,905,000 in longer term municipal and corporate securities with an average tax-equivalent interest yield of 7.5% in order to take advantage of the opportunity to significantly increase the average interest yield of the portfolio.

The loan portfolio increased $6,041,000 or 4.4% from December 31, 1999 to March 31, 2000. Growth was concentrated in commercial real estate and other commercial loans. Financing was provided for a number of business lines, the most significant being to summer camps and an insurance agency. Management has taken advantage of quality local loan demand to enhance the loan portfolio and return a higher interest yield than is available in the investment portfolio.

Noninterest-bearing deposits increased $3,055,000 or 20.9% during the first quarter. The cash management program for commercial customers has increased the number of relationships of this type. In addition, we continue to see a greater number of deposit accounts developed through the branch network.

Short-term borrowings decreased $2,396,000 or 29.3% due to the repayment of the $4,200,000 Federal Home Loan borrowing which was offset by an increase in securities sold under agreements to repurchase. These funds were borrowed at the end of 1999 to purchase higher yielding investments with the goal of repaying in the first quarter of 2000 with scheduled investment security maturities.

Stockholders' Equity increased $381,000 or 2.2%, mainly due to earnings of $533,000, offset by the dividend declaration of $0.30 per share, which decreased equity by $221,000. Shareholder participation in the dividend reinvestment plan contributed $94,000 during the quarter. Management monitors risk-based capital and leverage capital ratios in order to assess compliance with regulatory guidelines. At March 31, 2000, the Company had total risk-based capital of 12.7% which exceeded the requirement of 8.0%. Tier I risk-based capital was 11.4%, well within the guideline of at least fifty percent of total risk-based capital. The Company's leverage ratio, which by requirement must be at least 3%, was 9.3%.

                          RESULTS OF OPERATIONS

        COMPARISON OF THE THREE MONTHS ENDED MARCH 31, 2000 AND 1999

Net income for the three months ended March 31, 2000 was $533,000 which represents an increase of 8.6% over the first quarter of 1999.

Interest and fees earned on loans increased $347,000 or 12.7% from 1999 to 2000 with an increase in the average loan portfolio of $14,333,000 or 11.2%. The average rate earned on the portfolio increased .10% to 8.46% from 8.36% the previous year due to new loans originated at current market rates and to the repricing of variable rate loans in the portfolio. Interest earned on interest-bearing deposits decreased $58,000 or 84.8% and interest earned on federal funds sold decreased $87,000 or 80.7% due to lower average balances in these assets during the first quarter of 2000 as compared to 1999. At the same time, interest earned on the investment portfolio increased $207,000 or 52.0% due to a combination of larger average balances of $12,457,000 and an increase of .33% in average interest rate earned.

Interest expense increased $152,000 or 10.3% based upon an increase in average liabilities of $11,745,000 or 7.2% combined with an increase in the average interest rate paid from 3.6 % to 3.8%.

The provision for loan losses increased $85,000 or 75.6% from 1999 to 2000. Management's analysis of the allowance for loan loss identifies the appropriate charge to the provision for loan loss. The expense recorded in each quarter is a result of changes in the size and composition of the loan portfolio. With an increase in the portfolio and increases in nonperforming loans in 2000, management determined it appropriate to increase the provision.

Service charges on deposit accounts increased $33,000 or 61.4% in the first quarter of 2000 as compared to 1999. A change in the method of assessing overdraft charges, slight dollar increases of individual charges along with an increase in the number of deposit accounts was responsible for this increase.

Net gains (losses) in relation to mortgage loans held for sale increased $24,000 or 109.5% from 1999 to 2000. Improved management of this product line has decreased the opportunity for loss. In a rising interest rate environment, it is necessary to quickly process these loans to alleviate the possibility of loss on sales.

Salaries and employee benefits increased $76,000 or 13.3% due to a combination of annual salary increases and the addition of several new employees to manage additional activities including an outside mortgage originator and trust department employees.

Other expense increased $80,000 or 22.0% from the first quarter of 1999 to 2000. This category is comprised of numerous expenses. The largest increases were as follows: $13,000 or 223.4% in legal fees associated with loan delinquencies, the implementation of the stock option plan and prospective new lines of business; $12,000 or 67.3% in correspondent bank expense because of management's decision to maintain lower balances in this account and to pay hard dollars for services rendered by the correspondent; $16,000 or 113.4% in outside professional fees in conjunction with the profit improvement plan which was implemented in the third quarter of 1999; ATM expenses of $8,000 or 52.9% due to timing differences; and expenses associated with other real estate increased $7,000 or 306.5% due to the payment of back real estate taxes on a property which was added in the first quarter of 2000. Bank supplies decreased $9,000 or 21.3% due to larger purchases of supplies during 1999 in order to replenish supply inventories along with printing expenses related to the change in area code. The remainder of additional expense is not material in any one account but small increases and decreases were noted in various accounts.


                          LIQUIDITY AND CASH FLOWS

To ensure that the Company can satisfy customer credit needs for current and future commitments and deposit withdrawal requirements, the Bank manages the liquidity position by ensuring that there are adequate short-term funding sources available for those needs. Liquid assets consists of cash and due from banks, federal funds sold, interest-bearing deposits with other banks and investment securities maturing in one year or less. The following table shows these liquidity sources, minus short-term borrowings, as of March 31, 2000 compared to December 31, 1999:

                                                        March 31, December 31,
                                                          2000        1999
                                                        -------     -------
               (dollars in thousands)
Cash and due from banks                                 $ 1,633     $ 2,491
Interest-bearing deposits with other banks                3,992       1,199
Mortgage loans held for sale                                  -         237
Federal funds sold                                        4,200         940
Investment securities maturing in one year or less       12,331      21,804
                                                        -------     -------
                                                         22,156      26,671
Less short-term borrowings                                5,789       8,185
                                                        -------     -------
     Net liquidity position                             $16,367     $18,486
                                                        =======     =======
As a percent of total assets                               8.2%        9.5%
                                                        =======     =======

Management monitors liquidity on a consistent basis and feels that current levels are adequate. In addition to these liquidity sources, the Bank also has a maximum borrowing capacity with the Federal Home Loan Bank of approximately $33.0 million. Management feels that with this line of credit available, it is more prudent to invest available funds in longer maturity investments in order to increase profits while not hampering liquidity.

Management is not aware of any known trends, events or uncertainties that will have or is reasonably likely to have a material effect on the Company's liquidity, capital resources or operations, nor is management aware of any current recommendations by regulatory authorities which, if implemented, would have such an effect.


                                   RISK ELEMENTS

The table below presents information concerning nonperforming assets including nonaccrual loans, renegotiated loans, loans 90 days or more past due, other real estate loans and repossessed assets at March 31, 2000 and December 31, 1999. A loan is classified as nonaccrual when, in the opinion of management, there are doubts about collectability of interest and principal. At the time the accrual of interest is discontinued, future income is recognized only when cash is received. Renegotiated loans are those loans which terms have been renegotiated to provide a reduction or deferral of principal or interest as a result of the credit quality deterioration of the borrower.

                                                       March 31,        December 31,        March 31,
                                                         2000               1999              1999
                                                       -------            -------            -------
Loans on nonaccrual basis                              $ 1,394            $ 1,057            $   590
Loans past due 90 days or more                             890                832                913
Renegotiated loans                                         560                614                984
                                                       -------            -------            -------
     Total nonperforming loans                           2,844              2,503              2,487
Other real estate                                          281                355                317
Repossessed assets                                           5                 10                  3
                                                       -------            -------            -------
     Total nonperforming assets                        $ 3,130            $ 2,868            $ 2,807
                                                       =======            =======            =======
Nonperforming loans as a percent of total loans           2.2%               1.8%               2.3%
                                                       =======            =======            =======
Nonperforming assets as a percent of total assets         1.6%               1.5%               1.5%
                                                       =======            =======            =======
Allowance for loan loss as a percent of loans            1.38%              1.33%              1.42%
                                                       =======            =======            =======

Management believes the level of the allowance for loan losses at March 31, 2000 is sufficient. The Company has historically experienced a higher level of nonperforming loans in the first quarter of each year, with improvement showing in the second and third quarters. The relationship between the allowance for loan losses and outstanding loans is a function of the credit quality and known risk attributed to the loan portfolio. The on-going loan review program and credit approval process is used to determine the adequacy of the allowance for loan losses.

Included in total loans are loans of $671,545 which management has classified as impaired under the terms of Financial Accounting Standards Board Statement No. 114, "Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosure". The related allowance for loan losses on these loans amounted to $143,862. There were no impaired loans without a related allowance for loan losses. The average balance of impaired loans for the period was $671,466.

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

                   The following represents the results of matters submitted to a vote of the shareholders at the annual meeting held on April 27, 2000:

            1.     Election of Directors:

                   The following directors were elected with terms to expire April, 2003:

                                                For         Withhold Authority
                                                ---         ------------------
                   John S. Kiesendahl       561,013.3775       14,918.7155
                   Barbara J. Genzlinger    557,298.1055       18,633.9875
                   John F. Spall            560,207.2249       15,724.8681

            2. Approval and adoption of the Dimeco, Inc. 2000 Stock Incentive Plan:

                   For        546,704.7468
                   Against     19,592.8187
                   Abstain      9,634.5275

            3. Approval and adoption of the Dimeco, Inc. 2000 Independent Directors Stock Option Plan:

                   For        528,730.4420
                   Against     24,748.5094
                   Abstain     22,453.1416

            4. S.R. Snodgrass was elected as the Company's Independent Auditors for the year ending December 31, 2000 by the following vote:

                   For       571,841.4613
                   Against   445.3017
                   Abstain     3,645.3300

 Item 5     -      Other Information

                   NONE

 Item 6     -      Exhibits and Reports on Form 8-K

                   NONE


                               SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused the report to be signed on its behalf by the undersigned, thereunto duly authorized.


                    DIMECO, INC.


Date:  May 10, 2000     By:/s/ Joseph J. Murray
                           -----------------------------
                               Joseph J. Murray
                               Executive Vice President and
                               Chief Executive Officer


Date:  May 10, 2000     By:/s/Maureen H. Beilman
                           -----------------------------
                              Maureen H. Beilman
                              Chief Financial Officer