Form 10QSB
period 2000-06-30
DIMECO INC
filed 2000-08-14
CIK 898037

SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C.  20549

                             FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OF 15(d) OF THE SECURITIES
                         EXCHANGE ACT OF 1934
                For the quarterly period ended June 30, 2000


[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
     For the transition period from                 to
                                    ---------------    ------------

                     Commission file Number 33-58936

                                Dimeco, Inc.
          ------------------------------------------------------
          (Exact name of registrant as specified in its charter)

              Pennsylvania                     23-2250152
     -------------------------------      -------------------
     (State or other jurisdiction of       (I.R.S. Employer
      incorporation or organization)      Identification No.)

                             820 Church Street
                            -------------------
                            Honesdale, PA 18431
                            -------------------
                  (Address of principal executive offices)

                              (570) 253-1970
                              --------------
                      (Issuer's Telephone Number)

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
The aggregate market value of the voting stock held by non-affiliates of the registrant based on a closing sale price: $17,613,961 on July 25, 2000.

As of July 25, 2000, the registrant had outstanding 739,999 shares of its common stock, par value $.50 share.

Dimeco, Inc.
INDEX
                                                                Page
                                                               ------
PART I - FINANCIAL INFORMATION

     Item 1.     Financial Statements

                 Consolidated Balance Sheet (unaudited)
                   as of June 30, 2000 and December 31, 1999      3

                 Consolidated Statement of Income (unaudited)
                   for the three months and the six
                   months ended June 30, 2000 and 1999            4

                 Consolidated Statement of Cash Flows
                   (unaudited) for the six months ended
                    June 30, 2000 and 1999                        5

                 Consolidated Statement of Changes in
                   Stockholders' Equity                           6

                 Notes to Consolidated Financial
                   Statements (unaudited)                         7

     Item 2.     Management's Discussion and Analysis of
                 Financial Condition and Results of Operation   8-13


PART II - OTHER INFORMATION

     Item 1.     Legal Proceedings                               13

     Item 2.     Changes in Securities                           13

     Item 3.     Default Upon Senior Securities                  13

     Item 4.     Submissions of Matters to a Vote of
                 Security Holders                                13

     Item 5.     Other Information                               13

     Item 6.     Exhibits and Reports on Form 8-K                13

SIGNATURES                                                       15

                                 Dimeco, Inc.
                   CONSOLIDATED BALANCE SHEET (Unaudited)

                                                                    June 30,         December 31,
                                                                      2000                1999
                                                                 -------------      -------------
ASSETS
Cash and due from banks                                          $   4,656,741      $   2,491,460
Interest-bearing deposits in other banks                                28,345          1,199,210
Federal funds sold and securities purchased under
            agreement to resell                                      4,890,000            940,000
     Total cash and cash equivalents                                 9,575,086          4,630,670
                                                                 -------------      -------------

Mortgage loans held for sale                                            45,000            237,000
Investment securities available for sale                            38,864,441         31,246,921
Investment securities held to maturity (market value of $621,063
 and $15,516,823)                                                      597,566         15,570,500
Loans (net of unearned income of $697,130 and $702,421)            142,780,869        137,526,437
Less allowance for loan losses                                       1,936,405          1,833,615
                                                                 -------------      -------------
     Net loans                                                     140,844,464        135,692,822

Premises and equipment, net                                          4,232,278          3,598,780
Other real estate                                                      391,816            355,436
Accrued interest receivable                                          1,458,675          1,386,655
Other assets                                                         2,052,457          1,947,855
                                                                 -------------      -------------

     TOTAL ASSETS                                                $ 198,061,783      $ 194,666,639
                                                                 =============      =============
LIABILITIES
Deposits:
     Noninterest-bearing                                         $  17,536,687      $  14,627,337
     Interest-bearing                                              152,341,220        152,666,444
                                                                 -------------      -------------
     Total deposits                                                169,877,907        167,293,781

Short-term borrowings                                                7,071,113          8,184,933
Other borrowings                                                     1,000,000              -
Accrued interest payable                                             1,051,634            962,542
Other liabilities                                                      802,691            802,167
                                                                 -------------      -------------

     TOTAL LIABILITIES                                             179,803,345        177,243,423
                                                                 -------------      -------------

STOCKHOLDERS' EQUITY
Common stock, $.50 par value; 3,000,000 shares
   authorized, 739,622 and 735,565 shares issued                       369,811            367,782
Capital surplus                                                      3,127,096          3,004,439
Retained earnings                                                   15,032,067         14,378,134
Accumulated other comprehensive loss                                  (243,911)          (245,830)
Treasury stock, at cost (1,000 and 2,144 shares)                       (26,625)           (81,309)
                                                                 -------------      -------------

     TOTAL STOCKHOLDERS' EQUITY                                     18,258,438         17,423,216
                                                                 -------------      -------------

     TOTAL LIABILITIES AND
        STOCKHOLDERS' EQUITY                                     $ 198,061,783      $ 194,666,639
                                                                 =============      =============

See accompanying notes to the unaudited consolidated financial statements.

                                              Dimeco, Inc.
                               CONSOLIDATED STATEMENT OF INCOME (Unaudited)

                                                          Three Months               Six Months
                                                          Ended June 30,            Ended June 30,
                                                        2000         1999          2000          1999
                                                    -----------   -----------   -----------   -----------
INTEREST INCOME
Interest and fees on loans                          $ 3,184,055   $ 2,765,054   $ 6,263,656   $ 5,497,655
Interest-bearing deposits in other banks                  3,136        29,151        13,519        97,585
Federal funds sold and securities
     purchased under agreement to resell                 36,174       106,404        57,044       214,430
Investment securities:
     Taxable                                            549,629       520,513     1,107,467       902,122
     Exempt from federal income tax                      60,917        11,445       107,405        27,418
                                                    -----------   -----------   -----------   -----------
     Total interest income                            3,833,911     3,432,567     7,549,091     6,739,210
                                                    -----------   -----------   -----------   -----------
INTEREST EXPENSE
Deposits                                              1,580,675     1,455,694     3,139,261     2,907,348
Short-term borrowings                                    81,740        43,661       145,573        69,658
Other borrowings                                         14,939           -          21,998           -
                                                    -----------   -----------   -----------   -----------
     Total interest expense                           1,677,354     1,499,355     3,306,832     2,977,006
                                                    -----------   -----------   -----------   -----------
Net Interest Income                                   2,156,557     1,933,212     4,242,259     3,762,204

Provision for loan losses                               205,000        93,750       402,500       206,250
                                                    -----------   -----------   -----------   -----------
NET INTEREST INCOME AFTER PROVISION
     FOR LOAN LOSSES                                  1,951,557     1,839,462     3,839,759     3,555,954
                                                    -----------   -----------   -----------   -----------
NONINTEREST INCOME
Service charges on deposit accounts                     132,500        62,714       218,868       116,239
Mortgage loans held for sale gains (losses), net          7,465       (34,671)        9,560       (56,590)
Other  income                                           133,199       127,578       257,361       269,803
                                                    -----------   -----------   -----------   -----------
     Total noninterest income                           273,164       155,621       485,789       329,452
                                                    -----------   -----------   -----------   -----------
NONINTEREST EXPENSES
Salaries and employee benefits                          633,051       555,155     1,277,993     1,124,332
Occupancy expense, net                                  113,687       114,672       247,709       233,957
Furniture and equipment expense                         110,863        95,879       208,947       200,910
Professional fees                                       103,503        92,964       178,492       137,522
Other expenses                                          394,584       370,090       764,244       689,871
                                                    -----------   -----------   -----------   -----------
     Total noninterest expense                        1,355,688     1,228,760     2,677,385     2,386,592
                                                    -----------   -----------   -----------   -----------

Income before income taxes                              869,033       766,323     1,648,163     1,498,814
Income taxes                                            275,900       256,565       522,082       498,258
                                                    -----------   -----------   -----------   -----------
     Net Income                                     $   593,133   $   509,758   $ 1,126,081   $ 1,000,556
                                                    ===========   ===========   ===========   ===========

 Earnings Per Share                                 $     0 .80   $      0.70   $      1.53   $      1.37
                                                    ===========   ===========   ===========   ===========

Average shares outstanding                              738,452       731,996       736,884       731,153

See accompanying notes to unaudited consolidated financial statements.

                                            Dimeco, Inc.
                                 STATEMENT OF CASH FLOWS (Unaudited)

                                                                            Six Months
                                                                           Ended June 30,
                                                                     2000                1999
                                                                 -------------      -------------
OPERATING ACTIVITIES:
Net income                                                       $   1,126,081      $   1,000,556
Adjustments to reconcile net income to net cash
     provided by operating activities:
          Provision for loan losses                                    402,500            206,250
          Depreciation                                                 181,821            198,244
          Amortization of premium and discount on investment
            securities, net                                            (13,913)          (403,237)
          Mortgage loans held for sale, (gains) losses                  (9,560)            56,590
          Net increase in loans held for sale                          201,560             15,756
          Increase in accrued interest receivable                      (72,020)          (350,897)
          Increase (decrease) in accrued interest payable               89,092            (73,568)
          Amortization of net deferred loan origination fees           (17,980)           (20,489)
          Other, net                                                   (81,294)          (425,581)
                                                                 -------------      -------------
               Net cash provided by for operating activities         1,798,008            240,440
                                                                 -------------      -------------

INVESTING ACTIVITIES:
Investment securities available for sale:
     Proceeds from maturities or paydown                            14,319,732         57,854,956
     Purchases                                                      (7,047,499)       (52,067,013)
Investment securities:
     Proceeds from maturities or paydown                               100,000          1,075,000
     Purchases                                                            -           (11,557,858)
Net increase in loans                                               (5,670,577)        (2,136,047)
Purchase of premises and equipment                                    (815,320)          (100,769)
Proceeds from sale of other real estate owned                           80,684              7,620
                                                                 -------------      -------------
               Net cash used provided by (used for)
                 investing activities                                  967,020         (6,924,111)
                                                                 -------------      -------------

FINANCING ACTIVITIES:
Increase in deposits, net                                            2,584,126          9,856,231
Increase (decrease) in short term borrowings                        (1,113,820)         3,358,741
Increase in other borrowings                                         1,000,000               -
Proceeds from dividend reinvestment plan                               189,451            137,913
Purchase treasury stock                                                (39,625)          (150,000)
Cash dividends paid                                                   (440,744)          (365,171)
                                                                 -------------      -------------
     Net cash provided by financing activities                       2,179,388         12,837,714
                                                                 -------------      -------------

Increase in cash and cash equivalents                                4,944,416          6,154,043
Cash and cash equivalents, beginning of period                       4,630,670          6,109,976
                                                                 -------------      -------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                         $   9,575,086      $  12,264,019
                                                                 =============      =============

See accompanying notes to unaudited consolidated financial statements.

                                                   Dimeco, Inc.
                       CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

                               Common      Capital      Retained    Accumulated  Treasury       Total     Comprehensive
                                Stock      Surplus      Earnings       Other       Stock     Stockholders'    Income
                                                                   Comprehensive                Equity
                                                                       Income
                                                                       (Loss)
                               --------   ----------   -----------   ---------    --------    -----------   ----------
Balance, December 31, 1999     $367,782   $3,004,439   $14,378,134   $(245,830)   $(81,309)   $17,423,216

Net Income                                               1,126,081                              1,126,081   $1,126,081

Other comprehensive income:

Net unrealized gain on
available for sale
securities, net of
tax benefit of $988                                                      1,919                      1,919        1,919
                                                                                                            ----------
Comprehensive income                                                                                        $1,128,000
                                                                                                            ==========
Dividend reinvestment plan        2,029      122,657       (29,544)                 94,309        189,451

Purchase treasury stock                                                            (39,625)       (39,625)

Cash dividends
   ($.60 per share)                                       (442,604)                              (442,604)
                               --------   ----------   -----------   ---------    --------    -----------
Balance, June 30, 2000         $369,811   $3,127,096   $15,032,067   $(243,911)   $(26,625)   $18,258,438
                               ========   ==========   ===========   =========    ========    ===========

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

NOTE 2 - INVESTMENT SECURITIES

In accordance with Financial Accounting Standards Board Statement 133, "Accounting for Derivative Instruments and Hedging Activities", effective April 1, 2000 the Company reclassified investment securities from held to maturity classification to the available for sale classification with an amortized cost of $14,839,000 and estimated market value of $14,777,000.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                          FORWARD LOOKING STATEMENT

The Private Securities Litigation Act of 1995 contains safe harbor provisions regarding forward-looking statements. When used in this discussion, the words, "believes," "anticipates," "contemplated," "expects," and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those projected. Those risks and uncertainties include changes in interest rates, the ability to control costs and expenses, and general economic conditions. The Company undertakes no obligation to publicly release the results of ant revisions to those forward-looking statements which may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

                             FINANCIAL CONDITION

Total assets at June 30, 2000 increased $3,395,000 or 1.74% from December 31, 1999. Asset growth is not as robust as has been seen in previous years. Management believes that deposit growth, which drives asset growth, has been affected by the opportunities for customers to easily invest in alternative financial companies, including brokerage houses and by high yielding certificates of deposit offered by our competition.

Cash and due from banks increased $2,165,000 or 86.9% and interest-bearing deposits in other banks decreased $1,171,000 or 97.6% due to the establishment of a relationship directly with the Federal Reserve Bank of Philadelphia (the "Fed"). This relationship includes a noninterest-bearing deposit account with the Fed where cash items are cleared. In the past, the Company utilized the Federal Home Loan Bank of Pittsburgh to clear items using an interest-bearing deposit account to facilitate this activity. Management has evaluated the differences between use of these two entities and estimates an overall annual increase in income of $26,000 to clear cash items through the Fed.

Federal funds sold increased $3,950,000 or 420.2% from December 31, 1999 to June 30, 2000 as the result of a recent deposit promotion with an influx of funds occurring during the last week of June. These funds were invested in higher yielding assets during the month of July 2000.

Management adopted FASB 133, "Accounting for Derivative Instruments and Hedging Activities" as of April 1, 2000. Although management does not anticipate participating in hedging or derivative activities, this decision provides additional liquidity and flexibility. In conjunction with the adoption of FASB 133 management opted to reclassify investment securities with an amortized cost of $14,839,000 and a market value of $14,777,000 to available for sale. Accordingly, investments available for sale increased $7,618,000 or 24.4% from December 31, 1999 to June 30, 2000. The reallocation of securities combined with$12,600,000 in maturities of short-term commercial paper were reinvested in $4,245,000 of higher yielding corporate bonds, $2,710,000 of tax-exempt municipal securities and the remainder in loans.

The loan portfolio increased $5,254,000 or 3.8% during the first six months of the year as loans increased from $137,526,000 to $142,781,000. This loan growth is primarily attributable to an increase of $3,854,000 in commercial mortgages. This category increased from $50,711,000 to $54,566,000 during the period. New loans were granted to various business types including children's camps, residential communities, a motel, insurance companies and automobile dealerships. These loans were for acquisition or expansion of fixed assets and reflect both a healthy economy and increased commerce within the communities served by the Company. In addition, commercial loans increased

$1,479,000. These loans were utilized for acquisition of equipment, machinery, inventory and for general working capital needs. Again, increases of this type of loan point to the continued expansion of our business community.

Premises and equipment increased $633,000 or 17.6% due mainly to the remodeling of the Honesdale and Hawley branches. In order to meet the expectations of our customers as determined through customer survey, each location was remodeled to provide more privacy for deposit transactions an implementation of a greeter in each office who will assist customers as they enter the premises. In addition, management has begun to make equipment purchases in conjunction with the introduction of Internet banking to customers, which will be available in August 2000.

Total deposits increased $2,584,000 or 1.5% during the first half of 2000 with the main increase in noninterest-bearing deposits. This type of deposit account increased $2,909,000 or 19.9% over the period. Management believes that the branch network is continuing to develop new customers for deposit products and that the implementation of our cash management program has also attracted new business customers.

Short-term borrowings decreased $1,114,000 or 1.6% during the first half of 2000 which consists of an increase of $3,086,000 in securities sold under agreement to repurchase combined with repayment of $4,200,000 to the Federal
Home Loan Bank.   Securities sold under agreement to repurchase typically
fluctuate seasonally and the current balances are indicative of the nature of these accounts.

Stockholders' equity increased $835,000 or 4.8% during the first half of 2000, mainly due to net income of $1,126,000. This increase was offset by the dividend declaration of $.60 per share or $443,000. Participation by shareholders in the dividend reinvestment plan accounted for an increase of $189,000 in equity. Management took the opportunity to purchase stock in the market for $40,000 to fund the dividend reinvestment plan which decreased
stockholders' equity.   Management monitors risk-based capital and leverage
capital ratios in order to assess compliance with regulatory guidelines. At June 30, 2000, the Company had total risk-based capital of 13.0% and Tier I capital of 11.8%, both of which exceed the regulatory requirements of 8.0% and 4.0%, respectively. The Company's leverage ratio was 9.4%, which also exceeds the regulatory requirement of 3.0%.


                               RESULTS OF OPERATIONS
              COMPARISON OF THE SIX MONTHS ENDED JUNE 30, 2000 AND 1999

The Company earned $1,126,000 in the first half of 2000, which represents an increase of $126,000 or 12.6% over the first half of 1999.

Interest and fees on loans increased $766,000 or 13.9% from 1999 to 2000. The average loan portfolio increased $14,833,000 or 11.6% and the average interest rate earned on the portfolio increased 19 basis point, from 8.58% to 8.77%. With a rising interest rates scenario, rates on the variable interest rate portion of our loan portfolio, which represents 63.8% of loans, will continue to increase over time, with the majority of these loans written to reprice on an annual basis.

Interest income on interest-bearing deposits in other banks decreased $84,000 or 86.1% due to the transfer of our main correspondent banking to the Fed and to the maturity of certificates of deposit in March 2000. Interest income earned on federal funds sold and securities purchased under agreements to resell decreased $157,000 or 73.4% due to a decrease of $6,969,000 in average balances of this type of investment although the average interest rates received increased from 4.86% to 6.16%.

Interest earned on taxable investments increased $205,000 or 22.8% due to an increase of $3,313,000 in average balance combined with an increase of 63 basis points in interest income. At the same time interest earned on investments that are exempt from income tax also increased $80,000 due to an increase of $3,105,000 in average assets.

Interest expense increased $330,000 or 11.1% from 1999 to 2000. The average liability increased $8,770,000 or 5.3% from 1999 to 2000 while the average interest rate paid for funds increased 19 basis points from 3.58% to 3.77%. With increased competition for deposit dollars, management has promoted several certificate of deposit products with higher interest rates in order to maintain existing and attract new relationships.

The provision for loan losses increased $196,000 or 95.2% from the first half of 1999 to 2000. The loan portfolio increased 12.4% over this time frame and net charged-off loans increased from $37,000 to $300,000. A few commercial loan customers experienced severe financial problems which caused these customers to declare bankruptcy in 2000 in addition to the charge-off of a number of other commercial and consumer loans. Management increased the provision expense in order to maintain our internal policy limits which are monitored and reported to the board of directors on a quarterly basis.

Service charges on deposit accounts increased $103,000 or 88.3% from 1999 to 2000. Management analyzed the structure of existing service charges in the fourth quarter of 1999 and implemented several changes to the method of calculating and the dollar amount of charges which have produced this improvement in income.

Net gains (losses) on sales of mortgage loans has increased $66,000 or 116.9% due to a more concentrated effort of the management of this function. Loans are processed and sold in a shorter time frame which abates market risk of sales.

Salaries and employee benefits increased $154,000 or 13.7% due to annual salary increases combined with the addition of several new employees to manage new or expanded activities. In addition, profit sharing accruals were not made in 1999 as the profit goals had not been met while in 2000 these accruals are recorded due to the accomplishment of the goals.

Professional fees increased $41,000 or 29.8% in the first half of 2000 as compared to the same period in 1999. The greatest increase was in the area of legal fees, which increased $29,000 or 106.3% as a result of elevated levels of loan collection activity, implementation of the stock option plan and research on prospective lines of business.

Other expense increased $74,000 or 10.8% from 1999 to 2000. This category includes all noninterest expense items not specifically detailed above and therefore has a large number of individual items which each show smaller changes. The most prominent changes are detailed here. Advertising expense increased $15,000 or 19.6% in order to promote new business lines and to attract time deposits. Correspondent bank fees increased $12,000 or 34.6% due to decreased balances in the correspondent bank account which therefore increased the hard dollars paid for these services. Expenses related to other real estate owned increased $11,000 or 63.2% in 2000 as compared to 1999 due mainly to a market value adjustment for the reassessment of property owned. FDIC insurance increased $8,000 or 90.9% due to a combination of a new assessment structure and an increase in the deposits on which the assessment is based. The Pennsylvania shares tax increased $8,000 or 11.5% due to the increased equity of the bank. Offsetting these increases was a decrease of $10,000 or 10.8% in bank supply expenses due to one-time expenses incurred in 1999.

        COMPARISON OF THE THREE MONTHS ENDED JUNE 30, 2000 AND 1999

During the second quarter of 2000, the Company earned $593,000 or 16.4% more than the same quarter of 1999.

Interest and fees earned on loans increased $419,000 or 15.2% based upon an increase of $15,337,000 in average loan balances combined with an increase in the average interest rate earned of 8.86% as compared to 8.61% in 1999.

Interest earned on investments increased $79,000 or 14.8% from the second quarter of 1999 to 2000 with the average balance of these investments remaining fairly stable and the average yield earned on the portfolio increasing to 6.13% from 5.40%.

Interest earned on interest -bearing balances in other banks decreased $26,000 or 89.2% because of the maturity of certificates of deposit which were on the books in 1999 and were not repurchased in 2000 in addition to lower balances held in the interest-bearing checking account at FHLB. At the same time the average balance in federal funds sold and securities purchased under agreements to resell decreased $6,158,000 while the interest rate received on this type of investment increased to 6.34% from 5.04% in 1999.

Interest expense increased $178,000 in 2000 due to a combination of an increase of $5,795,000 in average balances and an increase of 28 basis points in interest paid for these liabilities.

The provision for loan losses increased $111,000 or 118.7% in 2000 as compared
to 1999 due to   the commercial loan difficulties mentioned above and the
charge-off of these and consumer loans. Management increased the provision expense in order to maintain our internal policy limits which are monitored and reported to the board of directors on a quarterly basis.

Income resulting from service charges increased $70,000 or 111.3% as a result of the revamping of these items as mentioned above. Likewise, income earned on gains (losses) of mortgage loans sold in the secondary market increased $42,000 or 121.5% due to management's reorganization of this function in the second half of 1999.

Salaries and employee benefits increased $78,000 or 14.0% from 1999 to 2000 due to annual salary adjustments, the addition of new employees and accrual of profit sharing incentives.

Professional fees increased $11,000 or 11.3% due to increased legal fees regarding loan collections and implementation of the stock option plan for employees and directors.

                        LIQUIDITY AND CAHS FLOWS

To ensure that the Company can satisfy customer credit needs for current and future commitments and deposit withdrawal requirements, the Bank manages the liquidity position by ensuring that there are adequate short-term funding sources available for those needs. Liquid assets consists of cash and due from banks, federal funds sold, interest-bearing deposits with other banks and investment securities maturing in one year or less. The following table shows these liquidity sources, minus short-term borrowings, as of June 30, 2000 compared to December 31, 1999:


                                                        June 30,  December 31,
                                                          2000        1999
                                                        -------      -------
                                                       (dollars in thousands)
    Cash and due from banks                             $ 4,657      $ 2,491
    Interest-bearing deposits with other banks               28        1,199
    Mortgage loans held for sale                             45          237
    Federal funds sold                                    4,890          940
    Investment securities maturing in one year or less   13,134       21,804
                                                        -------      -------
                                                         22,754       26,671
    Less short-term borrowings                            7,071        8,185
                                                        -------      -------
    Net liquidity position                              $15,683      $18,486
                                                        =======      =======
    As a percent of total assets                          7.9%         9.5%
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

                                 RISK ELEMENTS

The table below presents information concerning nonperforming assets including nonaccrual loans, renegotiated loans, loans 90 days or more past due, nonaccrual securities, other real estate loans and repossessed assets at June 30, 2000 , December 31, 1999 and June 30, 1999. A loan is classified as nonaccrual when, in the opinion of management, there are doubts about collectibility of interest and principal. At the time the accrual of interest is discontinued, future income is recognized only when cash is received. Renegotiated loans are those loans which terms have been renegotiated to provide a reduction or deferral of principal or interest as a result of the deterioration of the borrower.

                                                          June 30,  December 31,  June 30,
                                                           2000        1999         1999
                                                          -------     -------     -------
     Loans on nonaccrual basis                            $ 1,131     $ 1,057     $   585
     Loans past due 90 days or more                           858         832       1,151
     Renegotiated loans                                       559         614         961
                                                          -------     -------     -------
               Total nonperforming loans                    2,548       2,503       2,697
     Other real estate                                        392         355         317
     Repossessed assets                                         -          10           2
                                                          -------     -------     -------
               Total nonperforming assets                 $ 2,940     $ 2,868     $ 3,016
                                                          =======     =======     =======
     Nonperforming loans as a percent of total loans         1.8%       1.8%         2.1%
                                                          =======     =======     =======
     Nonperforming assets as a percent of total assets       1.5%       1.5%         1.6%
                                                          =======     =======     =======
     Allowance for loan loss as a percent of loans           1.4%       1.3%         1.4%
                                                          =======     =======     =======


Management believes the level of the allowance for loan losses at June 30, 2000 is sufficient. The relationship between the allowance for loan losses and outstanding loans is a function of the credit quality and known risk attributed to the loan portfolio. The on-going loan review program and credit approval process is used to determine the adequacy of the allowance for loan losses.

Included in total loans are loans of $639,048 which management has classified as impaired under the terms of Financial Accounting Standards Board Statement No. 114, "Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosure". The related allowance for loan losses on these loans amounted to $124,250. There were no impaired loans without a related allowance for loan losses. The average balance of impaired loans for the period was $671,466.

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

               The following represents the results of matters submitted to a vote of the shareholders at the annual meeting held on April 27, 2000:

          1.   Election of Directors:
               The following directors were elected with terms to expire April, 2003:

                                              For           Withhold Authority
                                         ------------       ------------------
               John S. Kiesendahl        561,013.3775         14,918.7155
               Barbara J. Genzlinger     557,298.1055         18,633.9875
               John F. Spall             560,207.2249         15,724.8681

          2.   Approval and adoption of the Dimeco, Inc. 2000 Stock Incentive
               Plan:

               For          546,704.7468
               Against       19,592.8187
               Abstain        9,634.5275

          3. Approval and adoption of the Dimeco, Inc. 2000 Independent Directors Stock Option Plan:

               For          571,841.4613
               Against       24,748.5094
               Abstain       22,453.1416

          4. S.R. Snodgrass was elected as the Company's Independent Auditors for the year ending December 31, 2000 by the following vote:

               For          571,841.4613
               Against          445.3017
               Abstain        3,645.3300


     Item 5-     Other information

                 NONE

     Item 6-     Exhibits and Reports on Form 8-K


     Exhibit Number

          27     Financial Data Table

          99     Independent Accountant's Report

                           SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused the report to be signed on its behalf by the undersigned, thereunto duly authorized.



          DIMECO, INC.



Date: July 25, 2000     By:
                           -------------------------------------
                           Joseph J. Murray
                           President and Chief Executive Officer



Date: July 25, 2000     By:
                           -------------------------------------
                           Maureen H. Beilman
                           Chief Financial Officer

15