Form 10QSB
period 2000-09-30
DIMECO INC
filed 2000-11-13
CIK 898037

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

        [X] QUARTERLY REPORT UNDER SECTION 13 OF 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
                For the quarterly period ended September 30, 2000


       [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
        For the transition period from ______________to _________________

                         Commission file Number 33-58936

                                  Dimeco, Inc.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

          Pennsylvania                                 23-2250152
--------------------------------------------------------------------------
 (State or other jurisdiction of                    (I.R.S. Employer
 incorporation or organization)                    Identification No.)

                                820 Church Street
                               Honesdale, PA 18431
                    ----------------------------------------
                    (Address of principal executive offices)

                                 (570) 253-1970
                                -----------------
                           (Issuer's Telephone Number)

                                 Not Applicable
              ----------------------------------------------------
              (Former name, former address and former fiscal year,
                          if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Sections 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days. Yes _X_   No ___

The aggregate market value of the voting stock held by non-affiliates of the registrant based on a closing sale price: $19,265,387 on October 26, 2000.

As of October 26, 2000, the registrant had outstanding 743,207 shares of its common stock, par value $.50 share.

                                  Dimeco, Inc.
                                      INDEX

                                                                                           Page
                                                                                           ----

PART I - FINANCIAL INFORMATION

    Item 1.    Financial Statements

               Consolidated Balance Sheet (unaudited) as of September 30,
                  2000 and December 31, 1999                                                  3

               Consolidated Statement of Income (unaudited) for the
                  three months, and nine months ended
                  September 30, 2000 and 1999                                                 4

               Consolidated Statement of Changes in Stockholders' Equity                      5

               Consolidated Statement of Cash Flows (unaudited) for
                  the nine months ended September 30, 2000 and 1999                           6

               Notes to Consolidated Financial Statements (unaudited)                         7

    Item 2.    Management's Discussion and Analysis of Financial
               Condition and Results of Operation                                          8-13


PART II - OTHER INFORMATION

    Item 1.    Legal Proceedings                                                             14

    Item 2.    Changes in Securities                                                         14

    Item 3.    Default Upon Senior Securities                                                14

    Item 4.    Submissions of Matters to a Vote of Security Holders                          14

    Item 5.    Other Information                                                             14

    Item 6.    Exhibits and Reports on Form 8-K                                              14

SIGNATURES                                                                                   15

                                  Dimeco, Inc.
                     CONSOLIDATED BALANCE SHEET (Unaudited)

                                                                      Sept 30,                   December 31,
                                                                        2000                         1999
                                                                   -------------                -------------
ASSETS
Cash and due from banks                                            $   5,942,876                $   2,491,460
Interest-bearing deposits in other banks                                  24,071                    1,199,210
Federal funds sold and securities purchased under
   agreement to resell                                                 7,735,000                      940,000
                                                                   -------------                -------------
         Total cash and cash equivalents                              13,701,947                    4,630,670

Mortgage loans held for sale                                             445,500                      237,000
Investment securities available for sale                              37,011,006                   31,246,921
Investment securities held to maturity (market value
   of $626,567 and $15,653,861)                                          600,321                   15,570,500
Loans (net of unearned income of $766,085
   and $750,261)                                                     153,743,301                  137,526,437
Less allowance for loan losses                                         2,041,756                    1,833,615
                                                                   -------------                -------------
         Net loans                                                   151,701,545                  135,692,822

Premises and equipment, net                                            4,264,150                    3,598,780
Other real estate                                                        191,108                      355,436
Accrued interest receivable                                            1,529,619                    1,386,655
Other assets                                                           1,992,385                    1,947,855
                                                                   -------------                -------------

         TOTAL ASSETS                                              $ 211,437,581                $ 194,666,639
                                                                   =============                =============

LIABILITIES
Deposits:
         Noninterest-bearing                                       $  20,463,803                $  14,627,337
         Interest-bearing                                            161,644,815                  152,666,444
                                                                   -------------                -------------
         Total deposits                                              182,108,618                  167,293,781

Short-term borrowings                                                  4,184,168                    8,184,933
Other borrowings                                                       4,000,000                           --
Accrued interest payable                                               1,328,796                      962,542
Other liabilities                                                        921,083                      802,167
                                                                   -------------                -------------

         TOTAL LIABILITIES                                           192,542,665                  177,243,423
                                                                   -------------                -------------

STOCKHOLDERS' EQUITY
Common stock, $.50 par value; 3,000,000 shares
   authorized, 739,999 and 735,564 shares issued                         369,999                      367,782
Capital surplus                                                        3,136,768                    3,004,439
Retained earnings                                                     15,436,479                   14,378,134
Accumulated other comprehensive loss                                     (15,740)                    (245,830)
Treasury stock, at cost (1,000 and 2,144 shares)                         (32,590)                     (81,309)
                                                                   -------------                -------------

         TOTAL STOCKHOLDERS' EQUITY                                   18,894,916                   17,423,216
                                                                   -------------                -------------

         TOTAL LIABILITIES AND
            STOCKHOLDERS' EQUITY                                   $ 211,437,581                $ 194,666,639
                                                                   =============                =============


See accompanying notes to the unaudited consolidated financial statements.

                                  Dimeco, Inc.
                  CONSOLIDATED STATEMENT OF INCOME (Unaudited)

                                                                  Three Months                             Nine Months
                                                                 Ended Sept 30,                           Ended Sept 30,
                                                                 --------------                           --------------
                                                            2000                1999                2000                 1999
                                                          --------            --------             -------              ------
INTEREST INCOME
Interest and fees on loans                              $  3,351,000        $  2,827,553        $  9,614,656        $  8,325,208
Interest-bearing deposits in other banks                         395              30,436              13,914             128,021
Federal funds sold and securities
    purchased under agreement to resell                       66,051              13,913             123,095             228,343
Investment securities:
    Taxable                                                  547,562             658,016           1,655,029           1,560,138
    Exempt from federal income tax                            63,785              27,185             171,190              54,603
                                                        ------------        ------------        ------------        ------------
    Total interest income                                  4,028,793           3,557,103          11,577,884          10,296,313
                                                        ------------        ------------        ------------        ------------
INTEREST EXPENSE
Deposits                                                   1,727,868           1,438,353           4,867,129           4,345,701
Short-term borrowings                                         76,023              86,194             214,670             155,852
Other borrowings                                              21,307                  --              50,231                  --
                                                        ------------        ------------        ------------        ------------
    Total interest expense                                 1,825,198           1,524,547           5,132,030           4,501,553
                                                        ------------        ------------        ------------        ------------

NET INTEREST INCOME                                        2,203,595           2,032,556           6,445,854           5,794,760
Provision for loan losses                                    259,500             136,500             662,000             342,750
                                                        ------------        ------------        ------------        ------------
NET INTEREST INCOME AFTER PROVISION
    FOR LOAN LOSSES                                        1,944,095           1,896,056           5,783,854           5,452,010
                                                        ------------        ------------        ------------        ------------
NONINTEREST INCOME
Service charges on deposit accounts                          136,286              67,376             355,154             183,615
Mortgage loans held for sale gains (losses), net              20,086               7,320              29,646             (49,270)
Other income                                                 144,925             121,122             402,286             390,925
                                                        ------------        ------------        ------------        ------------
    Total noninterest income                                 301,297             195,818             787,086             525,270
                                                        ------------        ------------        ------------        ------------
NONINTEREST EXPENSES
Salaries and employee benefits                               645,532             580,483           1,923,525           1,704,815
Occupancy expense, net                                       116,192             110,159             363,901             344,116
Furniture and equipment expense                              112,260             106,377             321,207             307,287
Professional fees                                             74,870              83,349             253,362             220,871
Other expenses                                               382,836             361,762           1,147,080           1,051,633
                                                        ------------        ------------        ------------        ------------
    Total noninterest expense                              1,331,690           1,242,130           4,009,075           3,628,722
                                                        ------------        ------------        ------------        ------------
Income before income taxes                                   913,702             849,744           2,561,865           2,348,558
Income taxes                                                 284,600             278,800             806,682             777,058
                                                        ------------        ------------        ------------        ------------
    NET INCOME                                          $    629,102        $    570,944        $  1,755,183        $  1,571,500
                                                        ============        ============        ============        ============
 BASIC EARNINGS PER SHARE                               $        .85        $        .78        $       2.38        $       2.15
                                                        ============        ============        ============        ============
 DILUTED EARNINGS PER SHARE                             $        .85        $        .78        $       2.38        $       2.15
                                                        ============        ============        ============        ============
 Average shares outstanding- basic                           740,880             731,251             737,877             732,022
 Average shares outstanding - diluted                        743,674             731,251             738,924             732,022



See accompanying notes to unaudited consolidated financial statements.

                                  Dimeco, Inc.
            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY



                                            Common                  Capital                Retained
                                             Stock                  Surplus                Earnings
                                             -----                  -------                --------

Balance, December 31, 1999               $    367,782            $  3,004,439            $ 14,378,134
Net Income                                                                                  1,755,183
Other comprehensive income:
Net unrealized gain on
available for sale securities,
net of tax benefit of $118,530

Comprehensive income

Dividend reinvestment plan                      2,217                 132,329                 (31,874)
Purchase treasury stock
Cash dividends ($.90 per
share)                                                                                       (664,964)
                                         ------------            ------------            ------------
Balance, September 30, 2000              $    369,999            $  3,136,768            $ 15,436,479
                                         ============            ============            ============



                                           Accumulated
                                              Other                                          Total
                                          Comprehensive            Treasury             Stockholders'          Comprehensive
                                          Income (Loss)             Stock                  Equity                 Income
                                          -------------             -----                  ------                 ------

Balance, December 31, 1999                 $  (245,830)           $ (81,309)            $ 17,423,216
Net Income                                                                                 1,755,183             $1,755,183

Other comprehensive income:
Net unrealized gain on
available for sale securities,
net of tax benefit of $118,530                 230,090                                       230,090                230,090
                                                                                                                 ----------
Comprehensive income                                                                                             $1,985,273
                                                                                                                 ==========
Dividend reinvestment plan                                          183,264                  285,936
Purchase treasury stock                                            (134,545)                (134,545)
Cash dividends  ($.90 per
share)                                                                                      (664,964)
                                            ----------            ---------             ------------
Balance, September 30, 2000                 $  (15,740)           $ (32,590)            $ 18,894,916
                                            ==========            =========             ============



See accompanying notes to the unaudited consolidated financial statements.

                                  Dimeco, Inc.

                CONSOLIDATED STATEMENT OF CASH FLOWS (Unaudited)

                                                                                                Nine Months
                                                                                               Ended Sept.30,
                                                                                        2000                    1999
                                                                                    ------------            ------------
OPERATING ACTIVITIES:
Net income                                                                          $  1,755,183            $  1,571,500
Adjustments to reconcile net income to net cash
    provided by operating activities:
       Provision for loan losses                                                         662,000                 342,750
       Depreciation                                                                      289,038                 294,402
       Amortization of computer software                                                  81,314                  81,485
       Amortization of premium and discount on investment securities, net                (20,055)               (580,689)
      Mortgage loans held for sale, (gains) losses                                       (29,646)                 49,270
      Net decrease (increase) in loans held for sale                                    (178,854)                875,123
      Increase in accrued interest receivable                                           (142,964)               (460,644)
      Increase (decrease) in accrued interest payable                                    366,254                 (63,281)
      Amortization of net deferred loan origination fees                                 (24,997)                (32,879)
      Other, net                                                                        (123,249)               (400,172)
                                                                                    ------------            ------------
             Net cash provided by operating activities                                 2,634,024               1,676,865
                                                                                    ------------            ------------

INVESTING ACTIVITIES:
Investment securities available for sale:
    Proceeds from maturities or paydown                                               20,318,328              64,122,703
    Purchases                                                                        (10,843,560)            (59,723,811)
Investment securities held to maturity:
    Proceeds from maturities or paydown                                                  100,000               2,225,000
    Purchases                                                                                 --             (15,067,515)
Net increase in loans                                                                (16,832,275)             (8,997,993)
Purchase of premises and equipment                                                      (954,408)               (135,480)
Proceeds from sale of other real estate owned                                            346,037                  26,748
                                                                                    ------------            ------------
             Net cash used for investing activities                                   (7,865,878)            (17,550,348)
                                                                                    ------------            ------------

FINANCING ACTIVITIES:
Increase in deposits, net                                                             14,814,837              11,867,829
Increase (decrease) in short term borrowings                                          (4,000,765)              3,365,217
Proceeds from other borrowings                                                         4,000,000                      --
Proceeds from dividend reinvestment plan                                                 285,936                 207,412
Purchase of treasury stock                                                              (134,545)               (183,500)
Cash dividends paid                                                                     (662,332)               (547,718)
                                                                                    ------------            ------------
    Net cash provided by financing activities                                         14,303,131              14,709,240
                                                                                    ------------            ------------

Increase (decrease) in cash and cash equivalents                                       9,071,277              (1,164,243)
Cash and cash equivalents, beginning of period                                         4,630,670               6,109,976
                                                                                    ------------            ------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                            $ 13,701,947            $  4,945,733
                                                                                    ============            ============


See accompanying notes to unaudited consolidated financial statements.

                                  Dimeco, Inc.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)


NOTE 1 - BASIS OF PRESENTATION

The consolidated financial statements include the accounts of Dimeco, Inc. (the "Company") and its wholly- owned subsidiary The Dime Bank (the "Bank"). All significant intercompany balances and transactions have been eliminated in the consolidation.

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

                               FINANCIAL CONDITION

Total assets at September 30, 2000 increased $16,771,000 or 8.62% from December 31,1999. An increase in deposits collected at the branches combined with the increase in municipal deposits due to their seasonal tax collections has resulted in the resurgence of growth for the Company.

Cash and due from banks increased $3,451,000 or 138.5% while interest-bearing deposits in other banks decreased $1,175,000 or 98.0%, mainly due to the establishment of a relationship directly with the Federal Reserve Bank of Philadelphia (the"Fed"). This relationship includes a noninterest-bearing deposit account with the Fed where cash items are cleared. In the past, the Company utilized the Federal Home Loan Bank of Pittsburgh ("FHLB")to clear items using an interest-bearing deposit account to facilitate this activity. Management has evaluated the differences between use of these two entities and estimates a net increase in annual income of $26,000 to clear cash items through the Fed.

Federal funds sold increased $6,795,000 or 722.9% during the first nine months of 2000 as a result of the aforementioned increase in municipal deposits. Management is aware that these deposits would be bid to all local financial institutions in October and therefore maintained the funds in liquid assets in the event that the funds had to be paid out in the near future. As a result of that bidding process, the Company did maintain over 75% of the funds and has invested the proceeds in higher-yielding securities and loans as of this writing.

Management adopted FASB 133, "Accounting for Derivative Instruments and Hedging Activities" as of April 1, 2000. Although management does not anticipate participating in hedging or derivative activities, this decision provides additional liquidity and flexibility. In conjunction with the adoption of FASB 133 management opted to reclassify investment securities with an amortized cost of $14,839,000 and a market value of $14,777,000 to the available for sale category from the held to maturity category. As of September 30, 2000, investment securities available for sale increased $5,764,000 or 18.5%. Strong loan demand during the past nine months has used some funds available from maturities of this type of investment. Management has chosen to recognize the significantly greater interest yields available in loans as compared to opportunities to purchase acceptable investments per the parameters of our investment policy.

The loan portfolio increased $16,217,000 or 11.8% during the first nine months of the year as the loan portfolio increased to $153,743,000 at the end of the quarter. The majority of this growth came in the form of commercial loans amounting to $13,966,000. Of that total, commercial mortgages expanded $9,945,000, as this segment of loans grew from $50,711,000 to $60,656,000.
Additionally, commercial loans increased $4,021,000 to $21,239,000. Both of these types of loans were granted for a variety of purposes including acquisition and expansion of physical plant and purchases of vehicles and equipment and for working capital. Overall, this commercial lending activity is evidence that the business sector of our customer base continues to expand in roughly the same proportion as that of the national business economy. In addition, residential mortgages on one to four family dwellings increased $3,003,000 or 8.4%. Loans of this nature were fairly spread across our immediate market area of Wayne and Pike counties in Pennsylvania and Sullivan County, New York. This increase reflects the continuation of a good real estate climate in our local market.

Premises and equipment increased $665,000 or 18.5% due mainly to the remodeling of the Honesdale and Hawley branches. In order to meet the expectations of our customers as determined through customer survey, each location was remodeled to provide more privacy for deposit transactions and implementation of a greeter in each office who will assist customers as they enter the premises. In addition, the survey showed that our customers were very interested in additional electronic banking services. In order to fulfill their requests, management purchased equipment in conjunction with the introduction of Internet banking and Telephone banking for our customers. As of this writing, the bank has over 650 customers utilizing the Internet banking product, which was introduced in August 2000. Telephone banking is being tested and management plans to introduce this feature before the end of 2000.

Total deposits increased $14,815,000 or 8.9% since December 31, 1999. Noninterest-bearing deposits increased $5,836,000 or 39.9%. A combination of new deposits which have been garnered through the branches, new deposits in conjunction with the cash management product and a $1.4 million loan proceeds check which has not yet cleared are responsible for this increase. In addition, interest-bearing deposits increased $8,978,000 or 5.9% with the main increase in our "One Fund" type of account. This product has increased balances from our municipal customers, whose balances typically increase due to real estate tax collections in September. In addition, in an effort to maintain or increase our deposit base as compared to local competition, management has become very aggressive in pricing certificates of deposit on the consumer side.

Short-term borrowings decreased $4,001,000 or 48.9% since December 31, 1999 due to the repayment of $4,200,000 to the FHLB for short term borrowings. In February 2000, management took advantage of an opportunity to borrow funds on a longer term basis with FHLB. In September 2000, management again took advantage of an opportunity to borrow funds from FHLB using the proceeds to fund commercial loans with similar repricing opportunities while recognizing an interest spread of 3.1% on the borrowing.

Stockholders' equity increased $1,472,000 or 8.6% during the first nine months of 2000, mainly due to net income of $1,755,000. This increase was offset by dividends declared of $.90 per share, or $667,000. Participation by shareholders in the dividend reinvestment plan accounted for an increase of $288,000 in equity. Management has continued to purchase Dimeco, Inc. stock in the market in order to fulfill the majority of stock issuance requirements of the dividend reinvestment plan, resulting in changes in treasury stock. Risk-based capital and leverage capital ratios are monitored in order to assess compliance with regulatory guidelines. At September 30, 2000, the Company had total risk-based capital of 12.6% and Tier I capital of 11.3%, both of which exceed the regulatory requirements of 8.0% and 4.0%, respectively. The Company's leverage ratio was 9.4%, which also exceeds the regulatory requirement of 3.0%.

                              RESULTS OF OPERATIONS
         COMPARISON OF THE NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999

The Company earned $1,755,000 during the first nine months of 2000, which represents an increase of $184,000 or 11.7% over the same period in 1999.

Interest and fees on loans increased $1,289,000 or 15.5% from 1999 to 2000. This change is due to a combination of an increase in the size of the average loan portfolio of $15,203,000 or 11.8% and an increase in the average interest rate received on the loans of .28% to 8.67% in 2000.

Interest income on interest-bearing deposits in other banks decreased $114,000 or 89.1% due to the transfer of our main correspondent banking to the Fed and to the maturity of certificates of deposit in March 2000. Interest income earned on federal funds sold and securities purchased under agreements to resell decreased $105,000 or 46.1% due to a decrease of $3,641,000 in average balances of this type of investment, although the average interest rates received increased from 4.9% to 6.4%.

Interest earned on taxable investments increased $95,000 or 6.1% due to an increase of .66% in interest yield earned on this portfolio, in spite of a decrease of $1,992,000 in its average balances. At the same time interest earned on tax-exempt investments increased $117,000 or 213.5% due to an increase of $3,071,000 in the average size of the portfolio. The average interest yield remained fairly stable, showing an increase of .14% on a tax-equivalent basis.

Interest expense on deposits increased $521,000 or 12.1% from 1999 to 2000. Average interest-bearing deposits increased $5,135,000 or 3.8% from 1999 to 2000 and the average interest rate paid for these funds increased .32% from 3.93% to 4.25%. Increased competition for deposit dollars combined with higher interest rates in general has fueled this increase in interest rates. Interest paid on short-term borrowings has increased $59,000 or 37.7% due to an increase of .40% in the average interest rate paid for these liabilities.

The provision for loan losses increased $319,000 or 93.4% from 1999 to 2000. The loan portfolio increased 15.1% since September 30, 1999 and net loans charged-off increased from $218,000 during the first nine months of 1999 to $454,000 during the same time period in 2000. Several commercial loan customers experienced severe financial problems, causing management to charge-off their loans in 2000 combined with an increase of 117.7% in consumer loans charge-offs. Management increased the provision expense in order to maintain our internal policy limits that are monitored and reported to the board of directors on a quarterly basis.

Service charges on deposit accounts increased $172,000 or 93.4% from 1999 to 2000. Management, in conjunction with our Profit Improvement Team, analyzed the structure of existing service charges in the fourth quarter of 1999 and implemented several changes to the method of calculating and the dollar amount of charges, which have produced this improvement in service charge income.

Net gains (losses) on sales of mortgage loans has increased $79,000 or 160.2% due to a more concentrated effort of the management of this function. Loans are processed and sold in a shorter time frame which abates market risk of selling these loans in the secondary market.

Salaries and employee benefits increased $219,000 or 12.8% due to annual salary increases combined with the addition of several new employees to manage new or expanded activities. In addition, profit sharing accruals were not made in the first half of 1999 since the profit goals had not been met while in 2000 these accruals are recorded due to the accomplishment of the goals.

Professional fees increased $32,000 or 14.7% in the first nine months of 2000 as compared to the same period in 1999. The greatest increase was in the area of legal fees, which increased $30,000 or 69.4% as a result of elevated levels of loan collection activity, implementation of the stock option plan and research on prospective lines of business.

Other expense increased $95,000 or 9.1% from 1999 to 2000. This category includes all noninterest expense items not specifically detailed above and includes a large number of individual items showing smaller changes. The most prominent changes are detailed here. Advertising expense increased $30,000 or 26.5% in order to promote the addition of Internet banking in the third quarter and to attract increased deposits. Maintenance expenses related to contracts on computer software products increased $19,000 or 38.1% due to the full implementation of residential loan software package along with maintenance on additional software installed to assist with imaged check statements and Internet banking activities. Software packages that are instrumental to the operation of the bank require a high level of service in the maintenance contract agreements in order that our customers are properly served. Expenses related to other real estate owned increased $20,000 or 97.8% in 2000 as compared to 1999 due mainly to a negative market value adjustment for the reassessment of property owned. FDIC insurance increased $13,000 or 77.0% due to a combination of a new assessment structure and an increase in the deposits on which the assessment is based. The Pennsylvania shares tax increased $12,000 or 11.3% due to increased equity of the bank. Offsetting these increases was a decrease of $27,000 or 18.2% in bank supply expenses due to one-time expenses incurred in 1999 along with more aggressive bidding of these items to vendors in 2000.


        COMPARISON OF THE THREE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999


During the third quarter of 2000, the Company earned $629,000 or 10.2% more than the same quarter of 1999.

Interest and fees earned on loans increased $523,000 or 18.5% based upon an increase of $15,948,000 in average loan balances combined with an increase of
 .49% in the average interest rate earned during the third quarter of 2000 as compared to the same period in 1999. Interest earned on taxable investments decreased $110,000 or 16.8% when comparing the third quarter of 1999 to 2000 due to a decrease in the average balance of these investments of $12,437,000 or 26.7% in 2000. The average yield earned on the these investments increased .77% in 2000 to 6.42% as compared to 5.66% in 1999. Interest earned on investments which are exempt from federal income tax increased $37,000 or 134.6% over the same time frame due to an increase in the average balance of $3,008,000 or 145.7% coupled with an increase of .36% in interest yield, on a tax equivalent basis.

Interest earned on interest -bearing balances in other banks decreased $30,000 or 98.7% because of the maturity of certificates of deposit which were on the books in 1999 and were not repurchased in 2000 in addition to lower balances held in the interest-bearing checking account at FHLB. At the same time, interest earned on federal funds sold increased $52,000 due to am increase in average balance of $2,913,000, coupled with an increase in average interest yield of 1.5% to 6.6% in 2000 from 5.1% in 1999.

Interest expense on deposits increased $290,000 from the same quarter in 1999 due to a combination of an increase of $5,037,000 in average interest-bearing deposits and an increase of .62% in interest paid for these liabilities. Management has priced aggressively for certificates of deposit accounts in order to maintain relationships and introduce the institution to new customers due to strong local competition for these deposits.

The provision for loan losses increased $123,000 or 90.1% in 2000 as compared to 1999 due to the commercial and consumer loan difficulties mentioned above. Management increased the provision expense in order to maintain internal policy limits that are monitored and reported to the board of directors on a quarterly basis.

Income resulting from service charges increased $69,000 or 102.3% as a result of the revamping of these items as mentioned above.

Salaries and employee benefits increased $65,000 or 11.2% from 1999 to 2000 due to annual salary adjustments and the addition of new employees.


                            LIQUIDITY AND CASH FLOWS

To ensure that the Company can satisfy customer credit needs for current and future commitments and deposit withdrawal requirements, the Bank manages the liquidity position by ensuring that there are adequate short- term funding sources available for those needs. Liquid assets consists of cash and due from banks, federal funds sold, interest-bearing deposits with other banks and investment securities maturing in one year or less. The following table shows these liquidity sources, minus short-term borrowings, as of September 30, 2000 compared to December 31, 1999:

                                                                            Sept 30,        Dec 31,
                                                                             2000            1999
                                                                             ----            ----
                              (dollars in thousands)

      Cash and due from banks                                             $  5,943        $  2,491
      Interest-bearing deposits with other banks                                24           1,199
      Mortgage loans held for sale                                             446             237
      Federal funds sold                                                     7,735             940
      Investment securities maturing in one year or less                    10,130          21,804
                                                                          --------        --------
                                                                            24,278          26,671
      Less short-term borrowings                                             4,184           8,185
                                                                          --------        --------
      Net liquidity position                                              $ 20,094        $ 18,486
                                                                          ========        ========

      As a percent of total assets                                            9.5%            9.5%
                                                                              ====            ====


Management monitors liquidity on a consistent basis and feels that liquidity levels are adequate. In addition to these liquidity sources, the Bank also has the ability to borrow from the Federal Home Loan Bank of Pittsburgh. The maximum borrowing capacity at September 30, 2000 was $33,986,000.

Management is not aware of any known trends, events or uncertainties that will have or is reasonably likely to have a material effect on the Company's liquidity, capital resources or operations nor is management aware of any current recommendations by regulatory authorities, which if implemented, would have such an effect.

                                  RISK ELEMENTS

The table below presents information concerning nonperforming assets including nonaccrual loans, renegotiated loans, loans 90 days or more past due, nonaccrual securities, other real estate loans and repossessed assets at September 30, 2000 and December 31, 1999. A loan is classified as nonaccrual when, in the opinion of management, there are doubts about collectibility of interest and principal. At the time the accrual of interest is discontinued, future income is recognized only when cash is received. Renegotiated loans are those loans which terms have been renegotiated to provide a reduction or deferral of principal or interest as a result of the deterioration of the borrower.

                                                                     Sept 30,                  Dec 31,
                                                                      2000                      1999
                                                                      ----                      ----
                           (dollars in thousands)

Loans on nonaccrual basis                                            $  950                     $1,057
Loans past due 90 days or more                                          828                        832
Renegotiated loans                                                      542                        614
                                                                     ------                     ------
       Total nonperforming loans                                      2,320                      2,503
Other real estate                                                       191                        355
Repossessed assets                                                       13                         10
                                                                     ------                     ------
       Total nonperforming assets                                    $2,524                     $2,868
                                                                     ======                     ======

Nonperforming loans as a percent of total loans                         1.5%                       1.8%
                                                                     ======                     ======
Nonperforming assets as a percent of total assets                       1.2%                       1.5%
                                                                     ======                     ======
Allowance for loan loss as a percent of loans                           1.3%                       1.3%
                                                                     ======                     ======


Management believes the level of the allowance for loan losses at September 30, 2000 is sufficient. The relationship between the allowance for loan losses and outstanding loans is a function of the credit quality and known risk attributed to the loan portfolio. The on-going loan review program and credit approval process is used to determine the adequacy of the allowance for loan losses.

Included in total loans are loans of $622,202 which management has classified as impaired under the terms of Financial Accounting Standards Board Statement No. 114, "Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosure". The related allowance for loan losses on these loans amounted to $114,382. There were no impaired loans without a related allowance for loan losses. The average balance of impaired loans for the period was $655,085.

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

    Exhibit Number:

          27     Financial Data Table

          99     Independent Accountant's Report

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused the report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     DIMECO, INC.

Date: November 10, 2000              By: /s/ Joseph J. Murray
                                        ----------------------------------------
                                           Joseph J. Murray
                                           President and Chief Executive Officer


Date: November 10, 2000              By: /s/ Maureen H. Beilman
                                        ----------------------------------------
                                           Maureen H. Beilman
                                           Chief Financial Officer