Form 10KSB
period 2000-12-31
DIMECO INC
filed 2001-03-30
CIK 898037

                                   FORM 10-KSB

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                                            [X]
For the fiscal year ended December 31, 2000
                                                            OR

                                                           [  ]

For the transition period from _____________to________________

Commission file Number:  _______________

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

                  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

                  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

                  The aggregate market value of the voting stock held by non-affiliates of the registrant based on a closing sale price: $19,545,620 at March 16, 2001.

                  As of March 17, 2001, the registrant had outstanding 742,847 shares of its common stock, par value $.50 per share.

                       DOCUMENTS INCORPORATED BY REFERENCE

                  Portions of the registrant's 2000 definitive Proxy Statement are incorporated by reference in Part III of this Annual Report. In addition, portions of the Annual Report to stockholders of the registrant for the year ended December 31, 2000, are incorporated by reference in Part II of this Annual Report.

                                  DIMECO, INC.
                                  FORM 10-KSB

                                      Index
                                      -----
Part I                                                                      Page
------                                                                      ----

Item 1.   Description of the Business.......................................   1

Item 2.   Description of Property...........................................  15

Item 3.   Legal Proceedings.................................................  15

Item 4.   Submission of Matters to a Vote of Security Holders.... Not Applicable

Part II

Item 5.   Market for Common Equity and Related
            Stockholder Matters.............................................  16

Item 6.   Management's Discussion and Analysis or Plan
            of Operation....................................................  17

Item 7.   Financial Statements and Schedules................................  22

Item 8.   Changes in and Disagreements with Accountants on
            Accounting and Financial Disclosure.................. Not Applicable

Part III

Item 9.   Directors, Executive Officers, Promoters and Control
            Persons; Compliance with Section 16(a) of the
            Exchange Act....................................................  22

Item 10.  Executive Compensation............................................  23

Item 11.  Security Ownership of Certain Beneficial Owners
            and Management..................................................  23

Item 12.  Certain Relationships and Related Transactions ...................  23

Item 13.  Exhibits and Reports on Form 8-K..................................  24


Signatures...............................................................  25-26

                                  DIMECO, INC.
                                   FORM 10-KSB

                                     PART I

ITEM 1.           DESCRIPTION OF THE BUSINESS

                  General

                  Dimeco, Inc. (the "Company"), a Pennsylvania business corporation, is a bank holding company, registered with and supervised by the Board of Governors of the Federal Reserve System (the "Federal Reserve Board"). The Company was incorporated on October 29, 1992, and commenced operations on June 1, 1993, upon consummation of the acquisition of all of the outstanding stock of The Dime Bank of Honesdale, Pennsylvania (the "Bank"). Since commencing operations, the Company's business has consisted primarily of managing and supervising the Bank, and its principal source of income, if any, has been dividends paid by the Bank. The Company has one wholly-owned subsidiary, the Bank. At December 31, 2000, the Company had total consolidated assets, deposits and stockholders' equity of approximately $215.0 million, $184.3 million and $19.5 million, respectively.

                  The Bank was organized in 1905. The Bank is a Pennsylvania-chartered banking institution, the deposits of which are insured by the Federal Deposit Insurance Corporation (the "FDIC") under the Bank Insurance Fund ("BIF"). In 1991, the Bank was granted limited fiduciary powers to engage in an investment management service. In 1999, the Bank was granted full trust powers and has begun offering trust services to its customers. The Bank has four branch offices located in Honesdale Hawley, Damascus and Greentown, Pennsylvania and operates two off-site ATM machines, one in Honesdale and one in Hawley, Pennsylvania. Its business is as a full service commercial bank providing a wide range of services to individuals and small to medium sized businesses in its Northeastern Pennsylvania market area, including accepting time, demand, and savings deposits and making secured and unsecured commercial, real estate and consumer loans.

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

                  6. Making equity and debt investments in corporations or projects designed primarily to promote community welfare, such as the economic rehabilitation and development of low- income areas by providing housing, services or jobs for residents.

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

                  The Company did not commence or conduct any of the above-delineated activities during the calendar year 2000, but may consider one or more of these activities during the year

2001 as a means to increase noninterest income, as has been the case with many other bank holding companies.

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

                  Furthermore, the Interstate Banking Law provides that, beginning June 1, 1997, appropriate federal supervisory agencies may approve a merger of the Bank with another bank located in a different state or the establishment by the Bank of a new branch office either by acquisition or de novo, allowing an interstate merger. The Commonwealth of Pennsylvania has enacted a law to "opt-in" early to these interstate mergers.

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

                  On December 13, 1995, the Banking Commissioners of the states of Delaware, Maryland, Pennsylvania and Virginia executed a Cooperative Agreement which governs the manner in which state- chartered banks (such as the Bank) with branches in multiple states will be supervised. This

Cooperative Agreement was necessitated by the Interstate Banking Law and was drafted to create a level playing field for state-chartered banks with respect to supervision and regulation of branch offices in a multiple state setting. Specifically, this agreement outlines general principles for determining whether home or host state law applies, including the following: (1) host state law applies to operational issues relating to a branch located in a host state, including antitrust, community reinvestment, consumer protection, usury and fair lending laws; (2) the state law of the home state will apply to corporate structure issues, such as, charter, by-laws, incorporation, liquidation, stockholders and directors, capital and investments; and (3) bank powers issues will be resolved with reference to both home and host state laws.

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

                  The Financial Services Modernization Act defines " financial in nature" to include:

o        securities underwriting, dealing and market making;
o        sponsoring mutual funds and investment companies;
o        insurance underwriting and agency;

o        merchant banking activities;
o and activities that the Federal reserve Board has determined to be closely related to banking.

         In addition, a financial holding company may not acquire a company that is engaged in activities that are financial in nature unless each of the subsidiary banks of the financial holding company has a Community Reinvestment Act rating of satisfactory or better.

         The specific effects of the enactment of the Financial Services Modernization Act on the banking industry in general and on the Company and the Bank in particular have yet to be determined due to the fact that the Financial Services Modernization Act has NOT YET BEEN TESTED ON A LONG TERM BASIS.

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

                  Bank Enterprise Act of 1991. Within the overall FDICIA is a separate subtitle called the "Bank Enterprise Act of 1991." The purpose of this Act is to encourage banking institutions to establish "basic transaction services for consumers" or so-called "lifeline accounts." The FDIC assessment rate is reduced for all lifeline depository accounts. This Act establishes ten
(10) factors which are the minimum requirements to qualify as a lifeline depository account. Some of these factors relate to minimum opening and balance amounts, minimum number of monthly withdrawals, the absence of discriminatory practices against low-income individuals and minimum service charges and fees. Moreover, the Housing and Community Development Act of 1972 requires that the FDIC's risk-based assessment system include provisions regarding life-line accounts. Assessment rates applicable to life- line accounts are to be established by FDIC rule.

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

                  Regulatory Capital Requirements

         The following table presents the Company's consolidated capital ratios at December 31, 2000:

                                                                  (In Thousands)
Tier I Capital...................................................   $  19,383
Tier II Capital..................................................   $   2,105
Total Capital....................................................   $  21,488

Adjusted Total Average Assets.....................................  $ 214,580
Total Adjusted Risk-Weighted Assets(1)............................  $ 178,081

Tier I Risk-Based Capital Ratio(2)................................     10.89%
Required Tier I Risk-Based Capital Ratio..........................      4.00%
Excess Tier I Risk-Based Capital Ratio............................      6.89%

Total Risk-Based Capital Ratio(3).................................     12.07%
Required Total Risk-Based Capital Ratio...........................      8.00%
Excess Total Risk-Based Capital Ratio.............................      4.07%

Tier I Leverage Ratio(4)..........................................      9.63%
Required Tier I Leverage Ratio....................................      4.00%
Excess Tier I Leverage Ratio......................................      5.63%

------------------------------
(1)   Includes off-balance sheet items at credit-equivalent values.
(2) Tier I Risk-Based Capital Ratio is defined as the ratio of Tier I Capital to Total Adjusted Risk-Weighted Assets.
(3) Total Risk-Based Capital Ratio is defined as the ratio of Tier I and Tier II Capital to Total Adjusted Risk-Weighted Assets.
(4) Tier I Leverage Ratio is defined as the ratio of Tier I Capital to Adjusted Total Average Assets

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

                  Business - Bank

                  The Bank's legal headquarters are located at 820-822 Church Street, Honesdale, Pennsylvania 18431.

                  As of December 31, 2000, the Bank had total assets of $215.0 million, total stockholders' equity of $19.5 million and total deposits and other liabilities of $195.5 million.

                  The Bank engages in a full-service commercial banking business, including accepting time and demand deposits, making secured and unsecured commercial and consumer loans, and performing trust services. The Bank's business is not seasonal in nature. Its deposits are insured by the FDIC to the extent provided by law.

                  Competition - Bank

                  The Bank competes actively with other area commercial banks and savings and loan associations, many of which are larger than the Bank, as well as with major regional banking and financial institutions headquartered in Scranton, Pennsylvania. The Bank considers its main competitors to be: Honesdale National Bank, Wayne Bank, Citizens National Bank, Pennstar Bank, PNC Bank, First Union Bank, Citizen's Savings Association and First National Bank of Jeffersonville. The Bank is generally competitive with all competing financial institutions in its service area with respect to interest rates paid on time and savings deposits, service charges on deposit accounts and interest rates charged on loans.

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

                  The Bank has a main office located in Honesdale, Pennsylvania, and three branch offices located in Hawley, Damascus and Greentown, Pennsylvania. The Bank owns the Honesdale and Hawley locations. The Damascus location is a leased facility with a twenty (20) year term providing for annual payments of $54,173 for the current year, with the opportunity for annual adjustments based upon a variable rate interest loan which the owner used to construct the facility. The Greentown location is leased with a five (5) year term and two additional five (5) year options for renewal. The lease amount was $22,600 annually subject to increases based upon changes in the Consumer Price Index. In addition, in July 1998, the Bank entered into a ten year lease with two 5 year renewal options for the Operations Center in Honesdale, PA. Rent is fixed at $42,750 annually for the first five years with a 3% increase in rent for each of the remaining years.

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

                                     PART II

ITEM 5.           MARKET FOR THE COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

                  The caption "Market Prices of Stock/Dividends Declared" contained in the Company's Annual Report filed as Exhibit 13 hereto is incorporated in its entirety by reference under this Item 5.

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

                  As of December 31, 2000, there were $17,083,000 accumulated net earnings available at the Bank that could be paid as a dividend to the Company under current Pennsylvania law.

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

ITEM 6.           MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

                  The caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" contained in the Company's Annual Report filed at Exhibit 13 hereto is incorporated in its entirety by reference under this Item 6.

                  Nonperforming Loans and Nonperforming Assets

                  Statement of Financial Accounting Standards No. 114, "Accounting by Creditors for Impairment of a Loan," as amended by Statement No. 118, was adopted by the Company effective January 1, 1995. This statement requires recognition of impairment of a loan when it is probable that principal and interest are not collectible in accordance with the terms of the loan agreement. Measurement of impairment is based upon the present value of expected future cash flows discounted at the loan's effective interest rate, or as a practical expedient, at the loan's market value or the fair value of the collateral, if known. At December 31, 2000 and 1999, the Company had impaired loans of $616,708 and $841,228, respectively with related allowance for loan loss of approximately $116,682 and $162,390, respectively. There were no impaired loans without a related allowance for loan losses. For the years ended December 31, 2000 and 1999, average impaired loans were $643,662 and $857,399, respectively.

                  The following table identifies nonperforming loans including nonaccrual loans and past due loans which were contractually past due 90 days or more as to interest or principal payments. Renegotiated loans are those which terms have been renegotiated to provide a reduction or deferral of principal or interest as a result of the deteriorating position of the borrower.
(Dollars in Thousands)
                                                             December 31,
                                                         2000           1999
                                                         ----           ----
Loans accounted for on a non-accrual basis:
      Mortgage loans                                  $    740         $    743
      Commercial                                           149              176
      Consumer                                             118              138
                                                      --------         --------
             Total                                       1,007            1,057
                                                      --------         --------
Accruing loans which are contractually past due
  90 days or more:
      Mortgage loans                                       272              690
      Commercial                                            10               81
      Consumer                                              59               61
                                                      --------         --------
             Total                                         341              832
                                                      --------         --------
Renegotiated loans                                         540              614
                                                      --------         --------
             Total nonperforming loans                   1,888            2,503
                                                      --------         --------
Other real estate owned                                    179              355
                                                      --------         --------
             Total nonperforming assets               $  2,067         $  2,858
                                                      ========         ========

      Nonperforming loans as a percent
        of total loans                                   1.22%            1.82%
      Nonperforming assets as a percent
        of assets                                         .96%            1.47%

      Amount of interest lost on nonperforming loans  $     77         $     93

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

         Any loans which have been classified for regulatory purposes as loss, doubtful, substandard or special mention that have not been disclosed under Item III of Industry Guide 3 do not (i) represent or result from trends or uncertainties which management reasonably expects will materially impact future operating results, liquidity, or capital resources, or (ii) represent material credits about which management is aware of any information which causes them to have serious doubts as to the ability of borrowers to comply with the loan repayment terms as of December 31, 2000.

Summary of Loan Loss Experience

The following table presents an analysis of the reserve for loan losses for the years ended December 31, 2000 and 1999:

                                                            December 31,
                  (Dollars in thousands)               2000              1999
                                                       ----              -----
Loans outstanding at end of period                    $154,947         $ 137,526
                                                      ========         =========
Average loans outstanding                             $146,679         $ 130,869
                                                      ========         =========
Reserve for possible losses:
      Balance, beginning of the period                $  1,834         $   1,682
Loans charged off:
      Commercial                                           170               196
      Real estate                                          442                94
      Consumer                                             165                93
                                                      --------         ---------
             Total loans charged off                       777               383
                                                      --------         ---------
Recoveries:
      Commercial                                            38                 2
      Real estate                                           22                 2
      Consumer                                              41                27
                                                      --------         ---------
             Total recoveries                              101                31
                                                      --------         ---------
             Net loans charged off                         676               352
                                                      --------         ---------
Provisions charged to expense                              930               504
                                                      --------         ---------
Balance, end of period                                $  2,088         $   1,834
                                                      ========         =========

Ratios:


Net charge offs as a percent of average
  loans outstanding                                      0.46%             0.27%
Reserve for loan losses as a percent of average
  loans outstanding                                      1.42%             1.40%

   A portion of the allowance is specifically allocated to individual loans or group of loans. As of December 31, 2000 and 1999 the allowance for loan losses is allocated as follows:

                                                  --------------------------------------------------------------------
                                                  Amount of         % of               Amount of        % of
                                                  allowance for     loans in           allowance for    loans in
                                                  loan loss         each category      loan loss        each category
                                                  allocated         to total loans     allocated        to total loans
                                                  -------------------------------      -------------------------------
(Dollars in thousands)
                                                              2000                                     1999
                                                  -------------------------------      -------------------------------
Commercial, financial and agricultural             $   245             14.8%             $   213               13.3%
Real estate - construction                               3               .4%                   8                 .6%
Real estate - mortgage                               1,006             73.4%               1,343               72.6%
Installment loans to individuals                       181             11.4%                 225               13.5%
Unallocated                                            653                 -                  45                  -
                                                   -------            ------             -------              ------
                                                   $ 2,088            100.0%             $ 1,834              100.0%
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

Loan Maturity Schedule

         Following is a maturity schedule of all accruing loans at December 31, 2000:

                                                    Due 1           Due 1-5         Due after       Total
Fixed rate:                                        year or           years           5 years        -----
                                                    less            -------         ---------
                                                   -------
Commercial                                         $1,105           $ 6,792          $ 1,435       $  9,332
Real estate-construction                            1,919             7,985           17,392         27,296
Other                                               1,175            14,436              983         16,594
                                                   ------           -------          -------       --------
Total                                              $4,199           $29,213          $19,810       $ 53,222
                                                   ======           =======          =======       ========

                                                                   Reprice           Reprice         Total
Variable rate:                                                     within 1        within 1-5        -----
                                                                     year             years
                                                                     ----             -----
Commercial                                                         $ 11,743          $     304     $  12,048
Real estate-construction                                             62,664            24,532         87,196
Other                                                                 2,388               134          2,522
                                                                   ---------         --------      ---------
Total                                                              $ 76,795          $ 24,970      $ 101,765
                                                                   ========          ========      =========

Investment Portfolio

         The following table sets forth the carrying value of the Company's investment securities portfolio at the date indicated. At December 31, 2000 the market value of the Company's held to maturity investment securities was $536,775 and at December 31, 1999 was $15,516,823.

Available for Sale                                                    2000                1999
------------------                                                    ----                ----
          (Dollars in thousands)
U. S. Government agency securities                                   $11,867              $13,311
Mortgage-backed securities                                               254                  294
Obligations of states and political subdivisions                       5,656                2,373
Corporate Securities                                                  17,864                2,210
Commercial paper                                                      11,891               12,509
Equity securities                                                        731                  550
                                                                     -------            ---------
      Total                                                          $48,263              $31,247
                                                                     =======              =======

Held to Maturity                                                      2000                1999
----------------                                                      ----                ----
Obligations of states and political subdivisions                      $ 503              $    692
Corporate securities                                                    -                  14,878
                                                                      -----              --------
      Total                                                           $ 503              $ 15,570
                                                                      =====              ========

        There were no securities held for any issuer that were greater than ten percent of stockholders' equity as of December 31, 2000.

INVESTMENT MATURITY

Investment Portfolio Maturities

The following table sets forth certain information regarding the carrying values, weighted average yields and maturities of the Bank's Available for Sale investment securities portfolio at December 31, 2000:

                                              One year                     One to                       Five to
                                               or less                   five years                    ten years
                                     ---------------------------------------------------------------------------------------
Available for Sale
                                       Carrying       Average      Carrying       Average       Carrying       Average
                                         Value       Yield (1)       Value       Yield (1)        Value       Yield (1)
                                     ---------------------------------------------------------------------------------------
(Dollars in thousands)
U.S. Government Agency                  $ 4,489        5.48%        $ 7,378         5.69%        $    --          -%
Mortgage-backed securities              $    --           -%            --             -%        $    --          -%
Obligations of states and political     $    --           -%        $ 2,325         7.17%        $ 3,331        7.46%
      subdivisions
Corporates                              $ 5,259        6.21%        $12,605         7.23%        $   --           --%
Commercial Paper                        $11,891        7.36%        $    --            -%        $   --           --%
Equity Securities                       $    --           -%        $    --            -%        $   --           --%
                                     ---------------------------------------------------------------------------------------
Total                                   $21,639        6.68%        $22,308         6.67%        $ 3,331        7.46%
                                     =======================================================================================

                                             After ten                     Total
                                               years               Investment Securities
                                     --------------------------------------------------------
Available for Sale
                                       Carrying       Average      Carrying       Average
                                         Value       Yield (1)       Value       Yield (1)
                                     --------------------------------------------------------
(Dollars in thousands)
U.S. Government Agency                   $ --             -%        $11,867         5.61%
Mortgage-backed securities               $254          6.47%            254         6.47%
Obligations of states and political      $ --             -%        $ 6,656         7.34%
      subdivisions
Corporates                               $ --             -%        $17,864         6.92%
Commercial Paper                         $ --             -%        $11,891         7.36%
Equity Securities                         731          6.37%        $   731         6.37%
                                     --------------------------------------------------------
Total                                    $985          6.39%        $48,263        6.74%
                                     ========================================================

(1) Weighted average yields have been computed on a taxable equivalent basis assuming a federal income tax rate of 34%

The following table sets forth certain information regarding the carrying values, weighted average yields and maturities of the Bank's Held to Maturity investment securities portfolio at December 31, 2000:

                                              One year                     One to                       Five to
                                               or less                   five years                    ten years
                                     -------------------------------------------------------------------------------------
Held to Maturity
                                       Carrying       Average      Carrying       Average       Carrying       Average
                                         Value       Yield (1)       Value       Yield (1)        Value       Yield (1)
                                     -------------------------------------------------------------------------------------
(Dollars in thousands)
Obligations of states and political       $ -          - %           $ 208         8.86%          $ 295        10.21%
    subdivisions
                                     -------------------------------------------------------------------------------------
Total                                     $ -          - %           $208          8.86%          $ 295        10.21%
                                     =====================================================================================

                                              After ten                             Total
                                                years                       Investment Securities
                                     ----------------------------------------------------------------------
Held to Maturity
                                       Carrying       Average       Carrying       Average       Market
                                         Value       Yield (1)       Value        Yield (1)       Value
                                     ----------------------------------------------------------------------
(Dollars in thousands)
Obligations of states and political       $ -           - %         $ 503          9.79%         $ 537
    subdivisions
                                     ----------------------------------------------------------------------
Total                                     $ -           - %         $ 503          9.79%         $ 537
                                     ======================================================================


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

The Company's Consolidated Financial Statements and notes thereto contained in the Annual Report filed as Exhibit 13 hereto are incorporated in their entirety by reference under this Item 7.


                                    PART III

ITEM 9.           DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
                  COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

                  The captions "Information As To Nominees, Directors and Executive Officers," "Principal Officers of the Company," "Principal Officers of the Bank" and "Section 16(a) Beneficial Ownership Compliance" contained in the Company's Proxy Statement filed at Exhibit 99A hereto is incorporated in their entirety by reference under this Item 9.

ITEM 10.          EXECUTIVE COMPENSATION

                  The captions "Executive Compensation" and "Directors Compensation" contained in the Company's Proxy Statement filed as Exhibit 99A hereto is incorporated in its entirety by reference under this Item 10.

ITEM 11.          SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

                  The caption "Principal Beneficial Owners of the Company's Stock" contained in the Company's Proxy Statement filed as Exhibit 99A hereto is incorporated in its entirety by reference under this Item 11.

ITEM 12.          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

                  The information under the caption "Certain Relationships and Related Transactions" contained in the Company's Proxy Statement filed as
Exhibit 99A hereto is incorporated in its entirety by reference under this
Item 12.

ITEM 13.          EXHIBITS AND REPORTS ON FORM 8-K

(a)       Exhibits required by Item 601 of Regulation S-B:

Exhibit Number Referred to
Item 601 of Regulation S-B                 Description of Exhibit
--------------------------                  ----------------------
           2                        None.
           3A                       Articles of Incorporation of the Company at
                                    Exhibit 3A to Form S- 4 (33-58936),
                                    filed on February 26, 1993, and hereby
                                    incorporated by reference.
           3B                       By-laws of the Company at Exhibit 3B to
                                    Form S-4 (33-58936), filed on February 26,
                                    1993, and hereby incorporated by
                                    reference.
           4                        None.
           9                        None.
           10                       None.
           11                       None.
           13                       Annual Report to Stockholders for Fiscal
                                    Year Ended December 31, 2000.
           16                       None.
           18                       None.
           21                       None.
           22                       List of Subsidiaries of the Company.
           23                       None.
           24                       None.
           28                       None.


(b)       Reports on Form 8-K.

                  The Company has filed no reports on Form 8-K during the last quarter of the fiscal year ended December 31, 2000.

                                   SIGNATURES

                  In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DIMECO, INC.
         (Issuer)

By:   /s/ Joseph J. Murray
    --------------------------------
       Joseph J. Murray
       President

Date:  March 27, 2001


                  In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:  /s/ Maureen H. Beilman
    --------------------------------
       Maureen H. Beilman
       Chief Financial Officer and Treasurer
       (Principal Financial and
       Accounting Officer)

Date:  March 27, 2001

By:  /s/ Robert E. Genirs                      By:  /s/ William E. Schwarz
    --------------------------------               -----------------------------
       Robert E. Genirs                               William E. Schwarz
       Director                                       Chairman of the Board
Date:  March 27, 2001                                 and Director
                                               Date:  March 27, 2001


By:  /s/ Barbara Jean Genzlinger               By:  /s/ Henry M. Skier
    --------------------------------               -----------------------------
       Barbara Jean Genzlinger                        Henry M. Skier
       Director                                       Director
Date:  March 27, 2001                          Date:  March 27, 2001


By:  /s/ John S. Kiesendahl                    By:  /s/ John F. Spall
    --------------------------------               -----------------------------
       John S. Kiesendahl                             John F. Spall
       Director                                       Secretary and Director
Date:  March 27, 2001                          Date:  March 27, 2001


By:  /s/ Joseph J. Murray
    --------------------------------
       Joseph J. Murray
       President, Chief Executive
       Officer and Director
       (Chief Executive Officer)
Date:  March 27, 2001


By:  /s/ Thomas A. Peifer
    --------------------------------
         Thomas A. Peifer
         Director
Date:    March 27, 2001

                                INDEX TO EXHIBITS

Item Number         Description                                             Page
-----------         -----------                                             ----

    13              Annual Report to Stockholders for
                         Fiscal Year Ended December 31, 2000...............   28

    22              List of Subsidiaries of the Company....................   29

    99A             Proxy Statement, Notice of Annual Meeting and
                       Form of Proxy for the Annual Meeting of
                       Stockholders to be held April 26, 2001..............  31