Form 10QSB
period 2001-03-31
DIMECO INC
filed 2001-05-15
CIK 898037

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

        [X] QUARTERLY REPORT UNDER SECTION 13 OF 15(d) OF THE SECURITIES
            EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2001


        [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

          For the transition period from _____________ to _____________

                        Commission file Number 33-58936

                                  Dimeco, Inc.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


       Pennsylvania                                         23-2250152
-------------------------------                          ----------------
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

                                 Not Applicable
                                 --------------
             (Former name, former address and former fiscal year, if
                           changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Sections 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days. Yes __X__   No ____

The aggregate market value of the voting stock held by non-affiliates of the registrant based on a closing sale price: $21,881,000 on May 9, 2001.

As of May 9, 2001, the registrant had outstanding 743,884 shares of its common stock, par value $.50 per share.

                                  Dimeco, Inc.
                                      INDEX


PART I - FINANCIAL INFORMATION                                             Page
                                                                           ----

     Item 1. Financial Statements

             Consolidated Balance Sheet (unaudited) as of
             March 31, 2001 and December 31, 2000                            3

             Consolidated Statement of Income (unaudited) for
             the three months ended March 31, 2001 and 2000                  4

             Consolidated Statement of Changes in Stockholders'
             Equity (unaudited) for the three months ended
             March 31, 2001                                                  5

             Consolidated Statement of Cash Flows (unaudited)
             for the three months ended March 31, 2001 and 2000              6

             Notes to Consolidated Financial Statements (unaudited)          7

     Item 2. Management's Discussion and Analysis of Financial
               Condition and Results of Operations                          8-11

PART II - OTHER INFORMATION

     Item 1. Legal Proceedings                                              12

     Item 2. Changes in Securities                                          12

     Item 3. Defaults Upon Senior Securities                                12

     Item 4. Submissions of Matters to a Vote of Security Holders           12

     Item 5. Other Information                                              12

     Item 6. Exhibits and Reports on Form 8-K                               12

SIGNATURES                                                                  13

                                  DIMECO, INC.
                     CONSOLIDATED BALANCE SHEET (UNAUDITED)


                                                             March 31,            December 31,
                                                                2001                  2000
                                                            ------------          ------------
ASSETS
Cash and due from banks                                     $  5,320,079          $  4,892,873
Interest-bearing deposits in other banks                       1,393,122               198,468
Federal funds sold                                             6,660,000               265,000
                                                            ------------          ------------
         Total cash and cash equivalents                      13,373,201             5,356,341

Mortgage loans held for sale(market value
of $53,059 and $76,190)                                           53,059                76,000
Investment securities available for sale                      46,620,191            48,262,971
Investment securities held to maturity
   (market value $545,375 and $536,775)                          505,911               503,098

Loans (net of unearned income of $768,475
   and $770,710)                                             153,918,767           154,947,020
Less allowance for loan losses                                 2,158,505             2,087,690
                                                            ------------          ------------
         Net loans                                           151,760,262           152,859,330

Premises and equipment                                         4,180,653             4,187,476
Other real estate                                                233,808               178,608
Accrued interest receivable                                    1,408,090             1,513,679
Other assets                                                   2,083,592             2,055,165
                                                            ------------          ------------

         TOTAL ASSETS                                       $220,218,767          $214,992,668
                                                            ============          ============

LIABILITIES
Deposits:
         Noninterest-bearing                                $ 16,908,352          $ 17,113,762
         Interest-bearing                                    169,794,361           167,191,082
                                                            ------------          ------------
         Total deposits                                      186,702,713           184,304,844

Short-term borrowings                                          6,364,474             4,156,540
Other borrowed funds                                           4,000,000             4,000,000
Accrued interest payable                                       1,767,559             1,773,526
Other liabilities                                              1,114,567             1,220,879
                                                            ------------          ------------

         Total Liabilities                                   199,949,313           195,455,789
                                                            ------------          ------------

STOCKHOLDER'S EQUITY

Common stock, $.50 par value; 3,000,000 shares
   authorized, 742,848 and 741,496 shares issued                 371,424               370,748
Capital surplus                                                3,221,352             3,181,940
Retained earnings                                             16,291,277            15,902,677
Accumulated other comprehensive income                           385,401               153,343
Treasury stock, at cost (2,508 shares)                                --               (71,829)
                                                            ------------          ------------

         Total Stockholders' Equity                           20,269,454            19,536,879
                                                            ------------          ------------

         TOTAL LIABILITIES AND STOCKHOLDERS EQUITY          $220,218,767          $214,992,668
                                                            ============          ============



See accompanying notes to the unaudited consolidated financial statements.

                                  DIMECO, INC.
                  CONSOLIDATED STATEMENT OF INCOME (UNAUDITED)


                                                       Three Months Ended
                                                            March 31,

                                                     2001                2000
                                                     ----                ----
INTEREST INCOME
Interest and fees on loans                        $3,516,429          $3,079,601
Interest-bearing deposits in other banks              19,093              10,383
Federal funds sold                                    53,378              20,870
Investment securities:
  Taxable                                            671,896             557,838
  Exempt from federal income tax                      68,585              46,488
                                                  ----------          ----------
  Total interest income                            4,329,381           3,715,180
                                                  ----------          ----------

INTEREST EXPENSE
Deposits                                           1,951,140           1,558,586
Short-term borrowings                                 55,636              63,833
Other borrowings                                      66,150               7,059
                                                  ----------          ----------
       Total interest expense                      2,072,926           1,629,478
                                                  ----------          ----------

NET INTEREST INCOME                                2,256,455           2,085,702

Provision for loan losses                            225,500             197,500
                                                  ----------          ----------

NET INTEREST INCOME,AFTER PROVISION

   FOR LOAN LOSSES                                 2,030,955           1,888,202
                                                  ----------          ----------

NONINTEREST INCOME

Service charges on deposit accounts                  119,843              86,368
Mortgage loans held for sale, net gains               25,430               2,095
Other income                                         147,613             124,162
                                                  ----------          ----------
       Total noninterest income                      292,886             212,625
                                                  ----------          ----------

NONINTEREST EXPENSE
Salaries and employee benefits                       676,268             644,942
Occupancy expense, net                               145,868             134,022
Furniture and equipment expense                      113,017              98,084
Other expense                                        443,279             444,649
                                                  ----------          ----------
       Total noninterest expense                   1,378,432           1,321,697
                                                  ----------          ----------

Income before income taxes                           945,409             779,130
Income taxes                                         296,812             246,182
                                                  ----------          ----------

NET INCOME                                        $  648,597          $  532,948
                                                  ==========          ==========

EARNINGS PER SHARE-BASIC                          $      .87          $      .72
                                                  ==========          ==========
EARNINGS PER SHARE-DILUTED                        $      .87          $      .72
                                                  ==========          ==========

Average shares outstanding-basic                     741,504             735,739
Average shares outstanding-diluted                   747,931             735,739




See accompanying notes to the unaudited consolidated financial statements.

                                  DIMECO, INC.
      CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (UNAUDITED)


                                                                           Accumulated
                                                                              Other                      Total
                                  Common                     Retained     Comprehensive   Treasury    Stockholders' Comprehensive
                                  Stock       Surplus        Earnings     Income (Loss)     Stock        Equity         Income
                                  -----       -------        --------     -------------     -----        ------         ------

Balance, December 31, 2000       $370,748    $3,181,940     $15,902,677     $153,343      $(71,829)   $19,536,879

Net income                                                      648,597                                   648,597      $648,597

Other comprehensive income:
Net unrealized gain on
available for sale securities,
net of taxes of $119,546
adjustment                                                                   232,058                      232,058       232,058
                                                                                                                       --------

Comprehensive income                                                                                                   $880,655
                                                                                                                       ========

Dividend reinvestment plan            676        39,412                                     71,829        111,917

Cash dividends ($.35 per share)                                (259,997)                                 (259,997)
                                 --------    ----------      -----------     --------     --------    -----------

Balance, March 31, 2001          $371,424    $3,221,352      $16,291,277     $385,401     $     --    $20,269,454
                                 ========    ==========      ===========     ========     ========    ===========



See accompanying notes to the unaudited consolidated financial statements.

                                  DIMECO, INC.
                       STATEMENT OF CASH FLOWS (UNAUDITED)


For the three months ended March 31,                          2001                  2000
                                                              ----                  ----
OPERATING ACTIVITIES
Net income                                               $    648,597           $   532,948
Adjustments to reconcile net income to net cash
provided by operating activities:
     Provision for loan losses                                225,500               197,500
     Depreciation                                             108,218                90,424
     Amortization of premium and discount on
     investment securities, net                              (196,700)              (39,987)
     Deffered tax provision                                   (22,785)                   --
     Net decrease in loans held for sale                       22,941               237,000
     Decrease (increase) in interest receivable               105,589              (133,355)
     Increase (decrease) in interest payable                   (5,967)               49,777
     Other, net                                              (234,879)               52,521
                                                         ------------           -----------
     Net cash provided by operating activities                650,514               986,828
                                                         ------------           -----------
INVESTING ACTIVITIES:
Investment securities available for sale:
Proceeds from maturities or paydown                        25,508,943            12,612,476
Purchases                                                 (23,320,674)           (5,980,899)
Net decrease (increase) in loans                              777,978            (6,017,141)
Purchase of premises and equipment                           (101,395)             (376,535)
Proceeds from sale of other real estate owned                  42,420                    --
                                                         ------------           -----------
     Net cash provided by investing activities              2,907,272               237,901
                                                         ------------           -----------

FINANCING ACTIVITIES:
Increase in deposits, net                                   2,397,869             5,503,807
Increase (decrease) in short-term borrowings                2,207,934            (1,396,189)
Proceeds from dividend reinvestment plan                      111,917                94,069
Purchase of treasury stock                                         --               (13,001)
Cash dividends paid                                          (258,646)             (220,026)
                                                         ------------           -----------
     Net cash provided by financing activities              4,459,074             3,968,660
                                                         ------------           -----------

Increase in cash and cash equivalents                       8,016,860             5,193,389
Cash and cash equivalents January 1,                        5,356,341             4,630,670
                                                         ------------           -----------
CASH AND CASH EQUIVALENTS MARCH 31,                      $ 13,373,201           $ 9,824,059
                                                         ============           ===========


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

NOTE 2 - PENDING ACCOUNTING PRONOUNCEMENT

In September 2000, the FASB issued Statement No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." The Statement replaces FASB Statement No. 125 and provides consistent standards for distinguishing transfers of financial assets that are sales from transfers that are secured borrowings based on a control-oriented "financial-components" approach. Under this approach, after a transfer of financial assets, an entity recognizes the financial and servicing assets its controls and liabilities it has incurred, derecognizes financial assets when control has been surrendered and derecognizes liabilities when extinguished. The provisions of Statement No. 140 are effective for transactions occurring after March 31, 2001. This Statement is effective for recognition and reclassification of collateral and for disclosures relating to securitization transactions and collateral for fiscal years ending after December 15, 2000. The adoption of the provisions of Statement No. 140 is not expected to have a material impact on financial position or results of operation.

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS


                               FINANCIAL CONDITION

With total assets at March 31, 2001 of $220,219,000, the Company showed growth of $5,226,000 or 2.4% during the first quarter of 2001.

Cash and cash equivalents increased $8,017,000 or 149.7%, mainly due to an increase of $6,395,000 in federal funds sold. In the current interest rate environment, management has not seen enough securities which yield an interest rate with a favorable spread to federal funds sold. By keeping these assets in federal funds sold, we increase liquidity in order to take advantage of offerings as they arise, while earning a market rate of interest on these funds.

Investment securities available for sale decreased $1,643,000 or 3.4% from year end amounts. With the Federal Reserve cutting interest rates three times during the first quarter, effectively decreasing short-term interest rates by 150 basis points, it became more difficult to locate investments which fit into our investment profile.

Loans remained fairly stable during the quarter, showing a decrease of $1,028,000 or .7%. Commercial loan activity, which was the main area of growth in recent years, was slow during the first quarter. Loan participations which were agreed to during 2000 decreased commercial loan balances by $1,424,000. A home equity loan promotion did gather $1,785,000 of business, but consumers seemed slow to commit to a fixed interest rate product. Scheduled loan payments added to the decrease in loan balances.

Deposits increased $2,398,000 or 1.3% during the first quarter of 2001. The "Choice" certificate of deposit type accounts were responsible for this growth. Our customers took advantage of the opportunity to increase the balance in their accounts over the term of the CD while maintaining the interest rate received. This product has a term of twelve months and has increased the cost of funds due to the 150 basis point decline in short term interest rates this quarter. Due to the limited life of these deposits, management feels that profitability will only be affected marginally.

Short-term borrowings, which consist of securities sold under agreements to repurchase, increased $2,208,000 or 53.1% during the three months ended March 31, 2001. Management uses this product for certain commercial customers to compete with products offered by large financial service providers. We have increased the number of customers using this product over the term. In addition, several of the customers who use this type of product have seasonal businesses that build funds in the winter and spring.

Stockholders' equity increased $733,000 or 3.8% during the first quarter. Net income added $649,000 but was offset by dividends declared of $260,000. Market value increases in the available for sale category increased $232,000, net of income taxes. The dividend reinvestment plan continues to increase stockholders' equity and added $112,000. Treasury stock of $72,000 was utilized to fund part of the dividend reinvestment plan. Management monitors risk-based capital and leverage capital ratios in order to assess compliance with regulatory guidelines. At March 31, 2001 the Company had total risk-based capital of 12.2% which exceeded the requirement of 8.0%. Tier I risk-based capital was 11.0%, well within the guideline of at least fifty percent of total risk-based capital. The Company's leverage ratio, which by requirement must be at least 3%, was 9.2%.

                              RESULTS OF OPERATIONS

          COMPARISON OF THE THREE MONTHS ENDED MARCH 31, 2001 AND 2000


Net income increased $116,000 or 21.7% during 2001 as compared to 2000.

Interest and fees on loans increased $437,000 or 14.2% in 2001 over the same quarter of 2000. The average size of the loan portfolio increased $12,377,000 while the average interest rate received increased 44 basis points to 9.11% in 2001. Although short-term interest rates decreased during the first quarter of 2000, variable interest rate loans comprise approximately two-thirds of the loan portfolio and these loans repriced to higher interest rates than they earned in 2000. Interest received on federal funds sold increased $33,000 or 155.8% from 2000 to 2001 due to an increase of $2,604,000 in average balances which was offset by a decrease of 56 basis points in the average interest yield on these investments. Interest earned on taxable investments increased $114,000 or 20.5% from the first quarter of 2000 to the first quarter of 2001. The average size of this investment portfolio increased $3,418,000 or 9.1% while the average interest rate earned on these assets increased 62 basis points to 6.57% in the first quarter of 2001. Management concentrated their efforts in extending maturities in order to increase yield during 2000.

Interest expense increased $443,000 or 27.2% from 2000 to 2001. Average interest-bearing deposits increased $15,702,000 or 10.3% during the period while the average interest rate paid for these deposits increased 55 basis points. During the third and fourth quarters of 2000, management chose to feature the "Choice" CD product which gave customers the ability to add to the balance during the life of the deposit along with other features to attract customers. This product was successful in 2000, with over $11,000,000 of new deposits. During the recent period of declining interest rates , our customers took advantage of the ability to add to their balances and also opened new Choice CD accounts in the first quarter of 2001. Management has consistently decreased the interest rate paid on these deposits in line with changes in market interest rates, but the interest rates for CD products is fixed over the term of the deposit, which is twelve months for this CD product.

The provision for possible loan losses increased $28,000 or 14.2% for 2001 as compared to 2000. During that period of time, the loan portfolio increased 7.2%. Management analyzes the allowance for loan losses and determines the appropriate charge to operations on a monthly basis. Considering the higher rate of loan charge-offs in 2000 along with other statistical analysis, management believes that the charge to current operations is appropriate.

Service charges on deposit accounts increased $33,000 or 38.8% based upon a more concentrated effort to assess and collect overdraft charges combined with an 8.1% increase in the deposits at March 31, 2001 as compared to March 31, 2000.

Net gains on mortgage loans held for sale increased $23,000 or 1,113.7% based upon a more efficient program of origination and sale of mortgages.

Salaries and employee benefits increased $31,000 or 4.9% from 2000 to 2001, based mainly on normal salary increases.


                            LIQUIDITY AND CASH FLOWS

To ensure that the Company can satisfy customer credit needs for current and future commitments and deposit withdrawal requirements, the Bank manages the liquidity position by ensuring that there are adequate short-term funding sources available for those needs. Liquid assets consists of cash and due from banks, federal funds sold, interest-bearing deposits with other banks and investment securities maturing in one year or less. The following table shows these liquidity sources, minus short-term borrowings, as of March 31, 2001 compared to December 31, 2000:

                                                       March 31,    December 31,
                                                         2001          2000
                                                         ----          ----
            (dollars in thousands)
Cash and due from banks                                 $ 5,320      $ 4,893
Interest-bearing deposits with other banks                1,393          198
Mortgage loans held for sale                                 53           76
Federal funds sold                                        6,660          265
Investment securities maturing in one year or less       22,148       21,639
                                                        -------      -------
                                                         35,574       27,071
Less short-term borrowings                                6,364        4,157
                                                        -------      -------

     Net liquidity position                             $29,210      $22,914
                                                        =======      =======

As a percent of total assets                               13.3%        10.7%
                                                        =======      =======


Management monitors liquidity on a consistent basis and feels that current levels are adequate. In addition to these liquidity sources, the Bank also has a maximum borrowing capacity with the Federal Home Loan Bank of approximately $43.0 million. Management feels that with this line of credit available, it is more prudent to invest available funds in longer maturity investments in order to increase profits while not hampering liquidity.

Management is not aware of any known trends, events or uncertainties that will have or is reasonably likely to have a material effect on the Company's liquidity, capital resources or operations, nor is management aware of any current recommendations by regulatory authorities which, if implemented, would have such an effect.

                                  RISK ELEMENTS

The table below presents information concerning nonperforming assets including nonaccrual loans, renegotiated loans, loans 90 days or more past due, other real estate loans and repossessed assets at March 31, 2001 and December 31, 2000. A loan is classified as nonaccrual when, in the opinion of management, there are doubts about collectability of interest and principal. At the time the accrual of interest is discontinued, future income is recognized only when cash is received. Renegotiated loans are those loans which terms have been renegotiated to provide a reduction or deferral of principal or interest as a result of the credit quality deterioration of the borrower.

                                                    March 31,      December 31,
                                                      2001             2000
                                                     ------           ------

    (dollars in thousands)
Loans on nonaccrual basis                            $  998           $1,006
Loans past due 90 days or more                          217              341
Renegotiated loans                                      540              540
                                                     ------           ------
     Total nonperforming loans                        1,755            1,887
Other real estate                                       234              179
Repossessed assets                                       22               10
                                                     ------           ------
     Total nonperforming assets                      $2,011           $2,076
                                                     ======           ======

Nonperforming loans as a percent of total loans         1.1%             1.2%
                                                     ======           ======

Nonperforming assets as a percent of total assets       0.9%             1.0%
                                                     ======           ======

Allowance for loan loss as a percent of loans          1.40%            1.35%
                                                     ======           ======

Management believes the level of the allowance for loan losses at March 31, 2001 is sufficient. The Company has historically experienced a higher level of nonperforming loans in the first quarter of each year, with improvement showing in the second and third quarters. The relationship between the allowance for loan losses and outstanding loans is a function of the credit quality and known risk attributed to the loan portfolio. The on-going loan review program and credit approval process is used to determine the adequacy of the allowance for loan losses.

Included in total loans is a loan of $540,000 which management has classified as impaired under the terms of Financial Accounting Standards Board Statement No. 114, "Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosure". The related allowance for loan losses on this loans amounted to $100,000. There were no impaired loans without a related allowance for loan losses. The average balance of impaired loans for the period was $540,000.

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

            NONE

   Item 3 - Defaults by the Company on its senior securities

            NONE

   Item 4 - Results of votes of security holders

            The following represents the results of matters submitted to a vote of the shareholders at the annual meeting held on April 26, 2001:

         1. Election of Directors:

            The following directors were elected with terms to expire April, 2004:

                                       For        Withhold Authority
                                       ---        ------------------
            William E. Schwarz     530,728.8452       15,400.1741
            Henry M. Skier         530,517.4123       15,611.6070


         2. S.R. Snodgrass was elected as the Company's Independent Auditors for the year ending December 31, 2001 by the following vote:

                                       For           543,870.0840
                                     Against             000.0000
                                     Abstain           2,258.9353


   Item 5 - Other Information

            NONE

   Item 6 - Exhibits and Reports on Form 8-K

            NONE

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused the report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           DIMECO, INC.


Date: May 10, 2001                         By: /s/ Joseph J. Murray
                                              ----------------------------------
                                               Joseph J. Murray
                                               Executive Vice President and
                                               Chief Executive Officer

Date: May 10, 2001                         By: /s/ Maureen H. Beilman
                                              ----------------------------------
                                               Maureen H. Beilman
                                               Chief Financial Officer