Form 10QSB
period 2001-06-30
DIMECO INC
filed 2001-08-13
CIK 898037

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

        [X] QUARTERLY REPORT UNDER SECTION 13 OF 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
                  For the quarterly period ended June 30, 2001


       [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
                   For the transition period from _________ to

                         Commission file Number 33-58936

                                  Dimeco, Inc.
                                  ------------
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

                                 (570) 253-1970
                                 ---------------
                           (Issuer's Telephone Number)

                                 Not Applicable
                                 ---------------
              (Former name, former address and former fiscal year,
                         if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Sections 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

As of July 30, 2001, the registrant had outstanding 747,204 shares of its common stock, par value $.50 share.

                                  Dimeco, Inc.
                                      INDEX
                                                                           Page
PART I - FINANCIAL INFORMATION

    Item 1.  Financial Statements

             Consolidated Balance Sheet (unaudited) as of June 30,
                2001 and December 31, 2000                                   3

             Consolidated Statement of Income (unaudited) for the
                three months and the six months ended
                June 30, 2001 and 2000                                       4

             Consolidated Statement of Cash Flows (unaudited) for
                the six months ended June 30, 2001 and 2000                  5

             Consolidated Statement of Changes in Stockholders' Equity
                For the six months ended June 30, 2001                       6

             Notes to Consolidated Financial Statements (unaudited)          7

    Item 2.  Management's Discussion and Analysis of Financial
             Condition and Results of Operation                           8-12


PART II - OTHER INFORMATION

    Item 1.  Legal Proceedings                                              13

    Item 2.  Changes in Securities                                          13

    Item 3.  Default Upon Senior Securities                                 13

    Item 4.  Submissions of Matters to a Vote of Security Holders           13

    Item 5.  Other Information                                              13

    Item 6.  Exhibits and Reports on Form 8-K                               13

SIGNATURES                                                                  14

                                  Dimeco, Inc.
                     CONSOLIDATED BALANCE SHEET (Unaudited)

                                                                      June 30,              December 31,
                                                                        2001                   2000
                                                                   ------------            --------------
ASSETS
Cash and due from banks                                            $  6,982,350            $   4,892,873
Interest-bearing deposits in other banks                              1,467,470                  198,468
Federal funds sold                                                    3,485,000                  265,000
                                                                   ------------            -------------
         Total cash and cash equivalents                             11,934,820                5,356,341

Mortgage loans held for sale (market value
   of $133,569 and $76,190)                                             133,395                   76,000
Investment securities available for sale                             58,950,883               47,723,471
Investment securities held to maturity (market
   value of $442,925 and $536,775)                                      408,752                  503,098
Loans (net of unearned income of $810,080
   and $770,710)                                                    158,749,694              154,947,020
Less allowance for loan losses                                        2,244,281                2,087,690
                                                                   ------------            -------------
         Net loans                                                  156,505,413              152,859,330

Premises and equipment, net                                           4,119,233                4,187,476
Other real estate                                                       557,108                  178,608
Accrued interest receivable                                           1,366,035                1,513,679
Other assets                                                          2,640,061                2,594,665
                                                                   ------------            -------------

         TOTAL ASSETS                                              $236,615,700            $ 214,992,668
                                                                   ============            =============

LIABILITIES
Deposits:
         Noninterest-bearing                                       $ 19,822,728            $  17,113,762
         Interest-bearing                                           180,287,038              167,191,082
                                                                   ------------            -------------
         Total deposits                                             200,109,766              184,304,844

Short-term borrowings                                                 9,157,700                4,156,540
Other borrowed funds                                                  4,000,000                4,000,000
Accrued interest payable                                              1,727,435                1,773,526
Other liabilities                                                       908,053                1,220,879
                                                                   ------------            -------------

         Total Liabilities                                          215,902,954              195,455,789
                                                                   ------------            -------------

STOCKHOLDERS' EQUITY
Common stock, $.50 par value; 3,000,000 shares
   authorized, 743,882 and 741,496 shares issued                        371,941                  370,748
Capital surplus                                                       3,251,046                3,181,940
Retained earnings                                                    16,738,488               15,902,677
Accumulated other comprehensive gain                                    351,271                  153,343
Treasury stock, at cost (2,508 shares)                                       --                  (71,829)
                                                                   ------------            -------------

         Total Stockholder's Equity                                  20,712,746               19,536,879
                                                                   ------------            -------------

         Total Liabilities and Stockholders Equity                 $236,615,700            $ 214,992,668
                                                                   ============            =============


See accompanying notes to the unaudited consolidated financial statements.

                                  Dimeco, Inc.
                  CONSOLIDATED STATEMENT OF INCOME (Unaudited)

                                                        Three Months                     Six Months
                                                       Ended June 30,                   Ended June 30,
                                                       --------------                   --------------
                                                    2001             2000              2001            2000
                                                ----------------------------        ----------------------------
INTEREST INCOME
Interest and fees on loans                      $3,529,969        $3,184,055        $7,046,398        $6,263,656
Interest-bearing deposits in other banks            27,229             3,136            46,322            13,519
Federal funds sold                                  68,031            36,174           121,409            57,044
Investment securities:
    Taxable                                        709,530           540,529         1,372,426         1,089,242
    Exempt from federal income tax                  67,269            60,917           135,854           107,405
Other                                                9,100             9,100            18,100            18,225
                                                ----------        ----------        ----------        ----------
    Total interest income                        4,411,128         3,833,911         8,740,509         7,549,091
                                                ----------        ----------        ----------        ----------

INTEREST EXPENSE
Deposits                                         1,945,219         1,580,675         3,896,359         3,139,261
Short-term borrowings                               64,594            81,740           120,230           145,573
Other borrowings                                    66,885            14,939           133,035            21,998
                                                ----------        ----------        ----------        ----------
    Total interest expense                       2,076,698         1,677,354         4,149,624         3,306,832
                                                ----------        ----------        ----------        ----------

NET INTEREST INCOME                              2,334,430         2,156,557         4,590,885         4,242,259

Provision for loan losses                          227,500           205,000           453,000           402,500
                                                ----------        ----------        ----------        ----------
NET INTEREST INCOME AFTER PROVISION
    FOR LOAN LOSSES                              2,106,930         1,951,557         4,137,885         3,839,759
                                                ----------        ----------        ----------        ----------
NONINTEREST INCOME
Service charges on deposit accounts                155,126           132,500           274,969           218,868
Mortgage loans held for sale, net gains             34,907             7,465            60,337             9,560
Other  income                                      151,028           133,199           298,641           257,361
                                                ----------        ----------        ----------        ----------
    Total noninterest income                       341,061           273,164           633,947           485,789
                                                ----------        ----------        ----------        ----------
NONINTEREST EXPENSE
Salaries and employee benefits                     684,017           633,051         1,360,285         1,277,993
Occupancy expense, net                             128,237           113,687           274,105           247,709
Furniture and equipment expense                    110,532           110,863           223,549           208,947
Professional fees                                   70,898           103,503           132,648           178,492
Other expenses                                     422,238           394,584           803,767           764,244
                                                ----------        ----------        ----------        ----------
    Total noninterest expense                    1,415,922         1,355,688         2,794,354         2,677,385
                                                ----------        ----------        ----------        ----------
Income before income taxes                       1,032,069           869,033         1,977,478         1,648,163
Income taxes                                       324,500           275,900           621,312           522,082
                                                ----------        ----------        ----------        ----------
NET INCOME                                      $  707,569        $  593,133        $1,356,166        $1,126,081
                                                ==========        ==========        ==========        ==========

EARNINGS PER SHARE - BASIC                      $     0.95        $     0.80        $     1.83        $     1.53
                                                ==========        ==========        ==========        ==========
EARNINGS PER SHARE - DILUTED                    $     0.91        $     0.80        $     1.78        $     1.53
                                                ==========        ==========        ==========        ==========
Average shares outstanding-basic                   743,621           738,452           742,308           736,884
Average shares outstanding - diluted               774,697           738,452           761,060           736,884



See accompanying notes to unaudited consolidated financial statements.

                                  Dimeco, Inc.
                CONSOLIDATED STATEMENT OF CASH FLOWS (Unaudited)

                                                                                              Six Months
                                                                                             Ended June 30,
                                                                                      2001                   2000
                                                                                  ------------           ------------
OPERATING ACTIVITIES:
Net income                                                                        $  1,356,166           $  1,126,081
Adjustments to reconcile net income to net cash
provided by operating activities:
    Provision for loan losses                                                          453,000                402,500
    Depreciation                                                                       218,670                181,821
    Amortization of premium and discount on investment securities, net                (448,871)               (13,913)
    Mortgage loans held for sale, net gains                                            (60,337)                (9,560)
    Net decrease (increase) in loans held for sale                                     (57,395)               201,560
    Decrease (increase) in accrued interest receivable                                 147,644                (72,020)
    Increase (decrease) in accrued interest payable                                    (46,091)                89,092
    Amortization of net deferred loan origination fees                                 (13,163)               (17,980)
    Other, net                                                                        (454,468)               (89,573)
                                                                                  ------------           ------------
    Net cash provided by operating activities                                        1,095,155              1,798,008
                                                                                  ------------           ------------

INVESTING ACTIVITIES:
Investment securities available for sale:
    Proceeds from maturities or paydown                                             61,135,101             14,319,732
    Purchases                                                                      (71,619,403)            (7,047,499)
Investment securities held to maturity:
    Proceeds from maturities or paydown                                                100,000                100,000
Net increase in loans                                                               (4,454,083)            (5,670,577)
Purchase of premises and equipment                                                    (150,426)              (815,320)
Proceeds from sale of other real estate owned                                           42,420                 80,684
                                                                                  ------------           ------------
    Net cash (used for) provided by  investing activities                          (14,946,391)               967,020
                                                                                  ------------           ------------

FINANCING ACTIVITIES:
Increase in deposits, net                                                           15,804,922              2,584,126
Increase (decrease) in short-term borrowings                                         5,001,160             (1,113,820)
Increase in other borrowings                                                                --              1,000,000
Proceeds from dividend reinvestment plan                                               212,837                189,451
Purchase treasury stock                                                                (70,709)               (39,625)
Cash dividends paid                                                                   (518,495)              (440,744)
                                                                                  ------------           ------------
   Net cash provided by financing activities                                        20,429,715              2,179,388
                                                                                  ------------           ------------

Increase in cash and cash equivalents                                                6,578,479              4,944,416
Cash and cash equivalents, beginning of period                                       5,356,341              4,630,670
                                                                                  ------------           ------------
Cash and cash equivalents, end of period                                          $ 11,934,820           $  9,575,086
                                                                                  ============           ============

See accompanying notes to unaudited consolidated financial statements.

                                  Dimeco, Inc.
            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY



                                Common                          Retained     Accumulated    Treasury       Total      Comprehensive
                                 Stock           Surplus        Earnings        Other        Stock      Stockholders'     Income
                                                                            Comprehensive                  Equity
                                                                               Income
------------------------------------------------------------------------------------------------------------------------------------

Balance, December 31, 2000      $  370,748      $3,181,940     $15,902,677    $153,343     $(71,829)    $19,536,879
------------------------------------------------------------------------------------------------------------------------------------
Net Income                                                       1,356,166                                1,356,166     $1,356,166
------------------------------------------------------------------------------------------------------------------------------------
Other comprehensive income:
Net unrealized gain on
available for sale
securities, net of tax                                                         197,928                      197,928        197,928
benefit of $101,964                                                                                                     ----------
------------------------------------------------------------------------------------------------------------------------------------
Comprehensive income                                                                                                    $1,554,094
                                                                                                                        ==========
------------------------------------------------------------------------------------------------------------------------------------
Dividend reinvestment plan           1,193          69,106                                    142,538       212,837
------------------------------------------------------------------------------------------------------------------------------------
Purchase treasury stock                                                                       (70,709)      (70,709)
------------------------------------------------------------------------------------------------------------------------------------

Cash dividends
($.70 per share)                                                  (520,355)                                (520,355)
                                ----------      ----------     -----------    --------     ----------   -----------
------------------------------------------------------------------------------------------------------------------------------------

Balance, June 30, 2001          $  371,941      $3,251,046     $16,738,488    $351,271     $       --   $20,712,746
                                ==========      ==========     ===========    ========     ==========   ===========
------------------------------------------------------------------------------------------------------------------------------------

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

NOTE 2 - RECENT ACCOUNTING PRONOUNCEMENTS

In September 2000, the Financial Accounting Standards Board (FASB) issued Statement No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishing of Liabilities." The Statement replaces FASB Statement No. 125 and provides consistent standards for distinguishing transfers of financial asset that are sales from transfers that are secured borrowings based on control-oriented "financial-components" approach. Under this approach, after a transfer of financial assets, an entity recognizes the financial and servicing assets its controls and liabilities it has incurred, derecognizes financial assets when control has been surrendered and derecognizes liabilities when extinguished. The provisions of Statement No. 140 are effective for transactions occurring after March 31, 2001. This Statement is effective for recognition and reclassification of collateral and for disclosures relating to securitization transactions and collateral for the fiscal years ending after December 15, 2000. The adoption of the provisions of Statement No. 140 is not expected to have a material impact on financial position or results of operation.

In July 2001, the FASB issued Statement of Financial Accounting Standards Nos.. 141, Business Combinations, effective for all business combinations initiated after June 30,2001, as well as all business combinations accounted for by the purchase method that are completed after June 30, 2001. The new statement requires that the purchase method of accounting be used for all business combinations and prohibits the use of the pooling-of-interests method. The adoption Statement No. 141 is not expected to have a material effect on the Company's financial position or results of operations.

In July 2001, the FASB issued Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Asset, effective for fiscal years beginning after December 15, 2001. The new statement changes the accounting for goodwill from an amortization method to an impairment-only approach. Thus, amortization of goodwill, including goodwill recorded in past business combinations, will cease upon adoption of this Statement. The adoption of Statement No. 142 is not expected to have a material effect on the Company's financial position or results of operations.

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

                               FINANCIAL CONDITION

Total assets increased $21,623,000 or 10.1% from December 31, 2000 to June 30, 2001.

Cash and cash equivalents increased $6,578,000 or 122.8% with increased balances in all components. Cash on hand remained at similar levels to year end with the due from banks category increasing $2,211,000 based upon larger balances required at the Federal Reserve Bank. The required balance is dependent on the dollar value of checks presented for payment. In addition, balances of both interest-bearing accounts with banks and federal funds sold increased to maintain appropriate liquidity levels based upon the increased asset base.

Investment securities available for sale increased $11,227,000 or 23.5% from year end amounts. Attempting to maintain profitable interest rate spreads, management has mainly invested in commercial paper, accounting for an increase of $11,479,000 or 96.5%. This type investment is currently offering the highest short-term interest rates within our investment guidelines. In a declining interest rate environment, management has chosen to maintain more liquidity in order to take advantage of opportunities when this trend changes. Simultaneously, we have purchased $13,500,000 of longer term U.S. Government agency bonds, representing a net increase of $2,028,000 or 16.7% in this type of investment. These bonds offer a higher interest rate because of imbedded call provisions in the bond issue.

Net loans increased $3,803,000 from December 31, 2000 to put total loans at $158,750,000 as of June 30, 2001, or an increase of 2.4%. Business borrowers accounted for the largest gains. For the period, commercial mortgages grew to $66,028,000, an increase of $3,219,000 from the previous year end. Additionally, commercial loans expanded by $1,418,000, to bring this loan segment to $22,924,000. This growth in commercial borrowings is largely attributable to the 250 basis point reduction in interest rates during the first half of 2001 plus the general expansion of businesses in the bank's market area. The Company has also acquired several new business clients as a direct result of the bank's hiring of a commercial loan vice president with over eleven years of lending experience in our market area with a competing commercial bank.

Loans to individuals decreased $403,000 to bring these loans to $17,313,000 as of June 30, 2001. Because of lower interest rates, many families refinanced their residential mortgages, and in doing so, consolidated personal debt. Adding to this refinance activity were regularly scheduled payments, accounting for the decrease in loans to individuals over the period. The Company showed a decrease of $410,000 in residential mortgages during the period, also associated with refinance and regularly scheduled payments. Eighty-three residential mortgages totaling $8,365,000 were originated during the first half of 2001. These loans were generally sold at a gain, which was $60,000 for the first six months of 2001, with the Company maintaining the servicing rights. These activities accomplish several objectives. Foremost, the Company is addressing the residential credit needs of the communities it serves. Secondly, by selling these loans, the Company is replenishing its loanable funds for additional, subsequent requests. Finally, by selling these accounts the Company has both realized a profit and has reduced the interest rate risk in this category.

Deposits increased $15,805,000 or 8.6% during the first half of 2001. Noninterest-bearing deposits increased $2,709,000 or 15.8% over the period. Our business customers typically are building their deposit balances at this time of year in conjunction with the continued growth of our branches. Time deposits increased $7,701,000 or 11.0% and time deposits greater than $100,000 increased $2,650,000 or 7.8% during the first half of 2001. In the current declining interest rate environment, our customers have continued to increase their 12 month "Choice" certificates of deposit which give the customer the flexibility to lock today's rate, add additional funds and, if desired, to increase the interest rate once over the term.

Short-term borrowings, which consist of securities sold under agreements to repurchase, increased $5,001,000 or 120.3% during the six months ended June 30, 2001. Management uses this product, which is actually a sweep account, for certain commercial customers to compete with products offered by large financial service providers. We have increased the number of customers using this product during the year. These accounts will show seasonal variations due to the nature of the businesses utilizing them.

Stockholders' equity increased $1,176,000 or 6.0% during the six months ended June 30, 2001. Net income was $1,356,000, returning $520,000 to shareholders in the form of dividends. Market value increases in the available for sale category of $198,000, net of income taxes, added additional value. The dividend reinvestment plan continued to increase stockholders' equity by a net amount of $142,000 after the use of treasury stock. Management monitors risk-based capital and leverage capital ratios in order to assess compliance with regulatory guidelines. At June 30, 2001 the Company had total risk-based capital of 11.9% which exceeded the requirement of 8.0%. Tier I risk-based capital was 10.7%, well within the guideline of at least fifty percent of total risk-based capital. The Company's leverage ratio, which by requirement must be at least 3%, was 8.9%.


                              RESULTS OF OPERATIONS

            COMPARISON OF THE SIX MONTHS ENDED JUNE 30, 2001 AND 2000

The Company earned $1,356,000 during the first half of 2001, representing an increase of $230,000 or 20.4% over the same period of 2000.

Interest and fees on loans increased $783,000 or 12.5% in 2001 over the same quarter of 2000. The average size of the loan portfolio increased $12,931,000 or 9.1% while the average interest rate received increased 35 basis points to 9.1% in 2001. Although short-term interest rates decreased during the first half of 2001, variable interest rate loans comprise approximately two-thirds of the loan portfolio and these loans repriced to higher interest rates than they earned in 2000. Due to the rapid decrease in the prime rate of interest, management expects to see a decrease in the average interest rate earned on loans during the second half of 2001.

Interest received on federal funds sold increased $64,000 or 112.8% from 2000 to 2001 due to an increase of $3,281,000 in average balances which was offset by a decrease of 139 basis points in the average interest yield on these investments. Interest earned on taxable investments increased $283,000 or 26.0% from the first half of 2000 to the first half of 2001. The average size of this investment portfolio increased $7,839,000 or 21.9% while the average interest rate earned on these assets increased 21 basis points to 6.35% during that period.

Interest expense increased $843,000 or 25.5% from 2000 to 2001. Average interest-bearing deposits increased $20,189,000 or 13.3% during the period while the average interest rate paid for these deposits increased 40 basis points. During the third and fourth quarters of 2000, management chose to feature the "Choice" CD product which gave customers the ability to add to the balance during the life of the deposit along with other features to attract customers. This product was successful in 2000, with over $11,000,000 of new deposits. During the recent period of declining interest rates , our customers took advantage of the ability to add to their balances and also opened new Choice CD accounts in the first half of 2001. Management has consistently decreased the interest rate paid on new Choice CD deposits in line with changes in market interest rates; earlier dated accounts, though, carry a virtually fixed interest rate for twelve months.

The provision for possible loan losses of $453,000 increased $51,000 or 12.6% for 2001 as compared to 2000. During the last twelve months the loan portfolio increased 11.2%. Management analyzes the allowance for loan losses and determines the appropriate charge to operations on a monthly basis. One of the statistics reviewed to determine the current charge to operations is the net loan charge-offs, which were $676,000 for the entire year 2000 and are $296,000 for the six months ended June 30, 2001. Management believes that the charge to current operations is appropriate.

Service charges on deposit accounts increased $56,000 or 25.6% based upon the implementation of profit improvement ideas combined with an increase in deposits of $30,232,000 or 17.8% over the balance at June 30, 2000. Net gains on mortgage loans held for sale increased $51,000 or 531.1% based upon a more efficient program of origination and sale of mortgages.

Salaries and employee benefits increased $82,000 or 6.4% from 2000 to 2001 with the main increase coming from normal annual salary adjustments. In addition, employees receive an annual incentive based upon ROAA, which is 1.23% in 2001 as compared to 1.16% for the first half of 2000. This increase brings the accrual for 2001 to a higher percentage than in 2000.

Occupancy expense and furniture and fixtures expense increases for the year 2001 versus 2000 are both mainly attributable to depreciation of the renovations done in 2000 to the Honesdale and Hawley offices.

Professional fees expense decreased $46,000 or 25.7% from the first six months of 2000 compared to the same period in 2001. Legal fees decreased $30,000 or 53.3% in conjunction with reduced legal activity related to loan collections and in one time expenses in 2000 related to the stock option plan that were not matched in 2001. Outside professional fees decreased $16,000 or 26.8% mainly relating to the Profit Improvement project expenses in 2000 which were not repeated in 2001.


           COMPARISON OF THE THREE MONTHS ENDED JUNE 30, 2001 AND 2000

During the second quarter of 2001, the Company earned $708,000, representing an increase of $114,000 or 19.3% greater than the second quarter of 2000.

Interest and fees on loans increased $346,000 or 10.8% from the second quarter 2000 to the same period in 2001. The average size of the loan portfolio was $13,471,000 or 9.4% greater in 2001 than in 2000, while the average interest rate received increased from 8.9% in 2000 to 9.0% in 2001.

Interest earned on taxable investments increased $169,000 or 31.3% during the second quarter of 2001 as compared to the second quarter of 2000. The average balance in this category increased $12,225,000 or 35.4% from 2000 to 2001, while the average interest rate decreased from 6.2% to 6.0%.

Interest expense increased $399,000 or 23.8% during the second quarter of 2001 as compared to the second quarter of 2000. The average interest rate paid on interest-bearing accounts increased 24 basis points while interest-bearing deposits increased on average $24,633,000 or 16.3%. Each type of interest-bearing account showed moderate growth, with the exception of the Choice certificate of deposit accounts, which is responsible for the majority of this increase.

Payroll expense increased $51,000 or 8.1% from the second quarter of 2000 to the same period in 2001 as a result of normal annual salary adjustments combined with hiring additional staff due to growth of the Company.

Occupancy expense increased $15,000 or 12.8% due to depreciation on assets placed into service in connection to the renovation projects during 2000 in Honesdale and Hawley.

Professional fees decreased $33,000 or 31.5% from the second quarter 2000 as compared to the second quarter of 2001. This decrease is the result of fewer legal fees associated both with loan collection activities and with the one time expense recorded in 2000 in relation to the introduction of the stock option plans. In addition, during 2000 the Company incurred expense in relation to the Profit Improvement Plan, which continues to improve income but has no fees related to that income in 2001.


                            LIQUIDITY AND CASH FLOWS

To ensure that the Company can satisfy customer credit needs for current and future commitments and deposit withdrawal requirements, the Bank manages the liquidity position by ensuring that there are adequate short-term funding sources available for those needs. Liquid assets consists of cash and due from banks, federal funds sold, interest-bearing deposits with other banks and investment securities maturing in one year or less. The following table shows these liquidity sources, minus short-term borrowings, as of June 30, 2001 compared to December 31, 2000:

                                                            June 30,         December 31,
                                                             2001               2000
                                                             ----               ----
                                                             (dollars in thousands)
Cash and due from banks                                     $ 6,982           $ 4,893
Interest-bearing deposits with other banks                    1,467               198
Federal funds sold                                            3,485               265
Mortgage loans held for sale                                    133                76
Investment securities maturing in one year or less           29,318            21,639
                                                            -------           -------
                                                             41,385            27,071
Less short-term borrowings                                    9,158             4,157
                                                            -------           -------
Net liquidity position                                      $32,227           $22,914
                                                            =======           =======

As a percent of total assets                                   13.6%             10.7%
                                                            =======           =======

Management monitors liquidity on a consistent basis and feels that liquidity levels are adequate. In addition to these liquidity sources, the Bank has available also a credit line with the Federal Home Loan Bank in the amount of $42.0 million.

Management is not aware of any known trends, events or uncertainties that will have or is reasonably likely to have a material effect on the Company's liquidity, capital resources or operations nor is management aware of any current recommendations by regulatory authorities, which if implemented, would have such an effect.

                                  RISK ELEMENTS

The table below presents information concerning nonperforming assets including nonaccrual loans, renegotiated loans, loans 90 days or more past due, nonaccrual securities, other real estate loans and repossessed assets at June 30, 2001 , December 31, 2000. A loan is classified as nonaccrual when, in the opinion of management, there are doubts about collectibility of interest and principal. At the time the accrual of interest is discontinued, future income is recognized only when cash is received. Renegotiated loans are those loans which terms have been renegotiated to provide a reduction or deferral of principal or interest as a result of the deterioration of the borrower.

                                                         June 30,        December 31,
                                                           2001              2000
                                                           ----              ----
                                                           (dollars in thousands)
Loans on nonaccrual basis                                  $  513           $1,006
Loans past due 90 days or more                                 73              341
Renegotiated loans                                            540              540
                                                           ------           ------
          Total nonperforming loans                         1,126            1,887
Other real estate                                             557              179
Repossessed assets                                              3               10
                                                           ------           ------
          Total nonperforming assets                       $1,686           $2,076
                                                           ======           ======

Nonperforming loans as a percent of total loans               0.7%             1.2%
                                                              ===              ===

Nonperforming assets as a percent of total assets             0.7%             1.0%
                                                              ===              ===

Allowance for loan loss as a percent of loans                1.41%            1.35%
                                                             ====             ====

Management believes the level of the allowance for loan losses at June 30, 2001 is sufficient. The relationship between the allowance for loan losses and outstanding loans is a function of the credit quality and known risk attributed to the loan portfolio. The on-going loan review program and credit approval process is used to determine the adequacy of the allowance for loan losses.

Included in total loans are loans of $616,709 which management has classified as impaired under the terms of Financial Accounting Standards Board Statement No. 114, "Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosure". The related allowance for loan losses on these loans amounted to $134,862. There were no impaired loans without a related allowance for loan losses. The average balance of impaired loans for the period was $616,709.

Management does not believe that loans classified as loss, doubtful substandard or special mention for internal or regulatory purposes, (I) represent or result from trends or uncertainties which management reasonably expects will materially impact future operating results, liquidity, or capital resources, or (ii) represent material loans about which management is aware of any information which causes management to have serious doubts as to the ability of such borrowers to comply with the loan repayment terms.

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

Exhibt Number

     99    Independent Accountant's Report

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused the report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                    DIMECO, INC.



Date: August 8, 2001                By:  /s/ Joseph J. Murray
                                         -------------------------------------
                                         Joseph J. Murray
                                         President and Chief Executive Officer



Date: August 8, 2001                By:  /s/ MAUREEN H. BEILMAN
                                         -------------------------------------
                                         Maureen H. Beilman
                                         Chief Financial Officer