Form 10QSB
period 2001-09-30
DIMECO INC
filed 2001-11-08
CIK 898037

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

       [X] QUARTERLY REPORT UNDER SECTION 13 OF 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
                For the quarterly period ended September 30, 2001


       [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
           For the transition period from               to
                                          -------------    ------------

                         Commission file Number 33-58936

                                  Dimeco, Inc.
            --------------------------------------------------------
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

                                 (570) 253-1970
                           (Issuer's Telephone Number)

                                 Not Applicable
           ----------------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Sections 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days. Yes  X   No
                                                              ---     ---

The aggregate market value of the voting stock held by non-affiliates of the registrant based on a closing sale price: $23,526,000 on October 26, 2001.

As of October 26, 2001, the registrant had outstanding 746,787 shares of its common stock, par value $.50 share.

                                  Dimeco, Inc.
                                      INDEX

                                                                                          Page
                                                                                          ----
PART I - FINANCIAL INFORMATION

    Item 1.    Financial Statements

               Consolidated Balance Sheet (unaudited) as of September 30,
                  2001 and December 31, 2000                                               3

               Consolidated Statement of Income (unaudited) for the
                  three months, and nine months ended
                  September 30, 2001 and 2000                                              4

               Consolidated Statement of Changes in Stockholders' Equity
                  for the nine months ended September 30,2001                              5

               Consolidated Statement of Cash Flows (unaudited) for
                  the nine months ended September 30, 2001 and 2000                        6

               Notes to Consolidated Financial Statements (unaudited)                      7

    Item 2.    Management's Discussion and Analysis of Financial
               Condition and Results of Operation                                       8-13


PART II - OTHER INFORMATION

    Item 1.    Legal Proceedings                                                          14

    Item 2.    Changes in Securities                                                      14

    Item 3.    Default Upon Senior Securities                                             14

    Item 4.    Submissions of Matters to a Vote of Security Holders                       14

    Item 5.    Other Information                                                          14

    Item 6.    Exhibits and Reports on Form 8-K                                           14

SIGNATURES                                                                                14


                                  Dimeco, Inc.
                     CONSOLIDATED BALANCE SHEET (unaudited)

                                                           September 30,       December 31,
                                                               2001                2000
                                                           ------------        ------------
ASSETS
Cash and due from banks                                    $   7,345,888      $   4,892,873
Interest-bearing deposits in other banks                         116,636            198,468
Federal funds sold                                             3,840,000            265,000
                                                           -------------      -------------
         Total cash and cash equivalents                      11,302,524          5,356,341

Mortgage loans held for sale (market value of $300,998
          and $76,190)                                           298,500             76,000
Investment securities available for sale                      60,523,622         47,723,471
Investment securities held to maturity (market value
 of $453,450 and $536,775)                                       411,614            503,098
Loans (net of unearned income of $815,240
   and $770,710)                                             163,114,975        154,947,020
Less allowance for loan losses                                 2,286,381          2,087,690
                                                           -------------      -------------
         Net loans                                           160,828,594        152,859,330

Premises and equipment, net                                    4,032,539          4,187,476
Other real estate                                                434,300            178,608
Accrued interest receivable                                    1,509,849          1,513,679
Other assets                                                   2,567,027          2,594,665
                                                           -------------      -------------

         TOTAL ASSETS                                      $ 241,908,569      $ 214,992,668
                                                           =============      =============

LIABILITIES
Deposits:
         Noninterest-bearing                               $  22,844,794      $  17,113,762
         Interest-bearing                                    185,430,199        167,191,082
                                                           -------------      -------------
         Total deposits                                      208,274,993        184,304,844

Short-term borrowings                                          5,399,480          4,156,540
Other borrowings                                               4,000,000          4,000,000
Accrued interest payable                                       1,261,664          1,773,526
Other liabilities                                              1,416,841          1,220,879
                                                           -------------      -------------

         Total Liabilities                                   220,352,978        195,455,789
                                                           -------------      -------------

STOCKHOLDERS' EQUITY
Common stock, $.50 par value; 3,000,000 shares
   authorized, 746,702 and 741,496 shares issued                 373,351            370,748
Capital surplus                                                3,340,494          3,181,940
Retained earnings                                             17,214,605         15,902,677
Accumulated other comprehensive gain                             712,591            153,343
Treasury stock, at cost (2,400 and 2,508 shares)                 (85,450)           (71,829)
                                                           -------------      -------------

         Total Stockholders' Equity                           21,555,591         19,536,879
                                                           -------------      -------------


         TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY        $ 241,908,569      $ 214,992,668
                                                           =============      =============

See accompanying notes to the unaudited consolidated financial statements.

                                  Dimeco, Inc.
                  CONSOLIDATED STATEMENT OF INCOME (unaudited)

                                                           Three Months                   Nine Months
                                                          Ended Sept 30,                 Ended Sept 30,
                                                   --------------------------      ---------------------------
                                                      2001             2000           2001            2000
                                                   -----------     -----------     -----------     -----------
INTEREST INCOME
Interest and fees on loans                         $ 3,517,219     $ 3,351,000     $10,563,617     $ 9,614,656
Interest-bearing deposits in other banks                 9,092             395          55,414          13,914
Federal funds sold and securities
    purchased under agreement to resell                 28,309          66,051         149,718         123,095
Investment securities:
    Taxable                                            736,008         538,035       2,108,434       1,627,277
    Exempt from federal income tax                      66,478          63,785         202,332         171,190
    Other                                                9,200           9,527          27,300          27,752
                                                   -----------     -----------     -----------     -----------
     Total interest income                           4,366,306       4,028,793      13,106,815      11,577,884
                                                   -----------     -----------     -----------     -----------
INTEREST EXPENSE
Deposits                                             1,857,281       1,727,868       5,753,640       4,867,129
Short-term borrowings                                   38,499          76,023         158,729         214,670
Other borrowings                                        67,620          21,307         200,655          50,231
                                                   -----------     -----------     -----------     -----------
    Total interest expense                           1,963,400       1,825,198       6,113,024       5,132,030
                                                   -----------     -----------     -----------     -----------

NET INTEREST INCOME                                  2,402,906       2,203,595       6,993,791       6,445,854
Provision for loan losses                              230,000         259,500         683,000         662,000
                                                   -----------     -----------     -----------     -----------
NET INTEREST INCOME AFTER PROVISION
    FOR LOAN LOSSES                                  2,172,906       1,944,095       6,310,791       5,783,854
                                                   -----------     -----------     -----------     -----------
NONINTEREST INCOME
Service charges on deposit accounts                    143,361         136,286         418,330         355,154
Gain on sale of mortgage loans                         125,215          20,086         185,552          29,646
Other  income                                          145,589         144,925         444,230         402,286
                                                   -----------     -----------     -----------     -----------
    Total noninterest income                           414,165         301,297       1,048,112         787,086
                                                   -----------     -----------     -----------     -----------
NONINTEREST EXPENSE
Salaries and employee benefits                         838,970         645,532       2,199,255       1,923,525
Occupancy expense, net                                 129,019         116,192         403,124         363,901
Furniture and equipment expense                        113,203         112,260         336,752         321,207
Professional fees                                       65,351          74,870         197,999         253,362
Other expense                                          369,705         382,836       1,173,472       1,147,080
                                                   -----------     -----------     -----------     -----------
    Total noninterest expense                        1,516,248       1,331,690       4,310,602       4,009,075
                                                   -----------     -----------     -----------     -----------
Income before income taxes                           1,070,823         913,702       3,048,301       2,561,865
Income taxes                                           334,200         284,600         955,512         806,682
                                                   -----------     -----------     -----------     -----------
    NET INCOME                                     $   736,623     $   629,102     $ 2,092,789     $ 1,755,183
                                                   ===========     ===========     ===========     ===========
 BASIC EARNINGS PER SHARE                          $       .98     $       .85     $      2.81     $      2.38
                                                   ===========     ===========     ===========     ===========
 DILUTED EARNINGS PER SHARE                        $       .97     $       .85     $      2.75     $      2.38
                                                   ===========     ===========     ===========     ===========
 Weighted average shares outstanding- basic            745,911         740,880         743,080         737,877
 Weighted average shares outstanding - diluted         759,191         743,674         760,808         738,924


See accompanying notes to unaudited consolidated financial statements.

                                  Dimeco, Inc.
      CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (UNAUDITED)


                             Common                     Retained      Accumulated     Treasury        Total         Comprehensive
                             Stock      Surplus         Earnings         Other         Stock       Stockholders'       Income
                                                                     Comprehensive                    Equity
                                                                        Income
---------------------------------------------------------------------------------------------------------------------------------
Balance, December 31,
  2000                     $ 370,748   $ 3,181,940    $ 15,902,677     $ 153,343     $ (71,829)    $ 19,536,879
---------------------------------------------------------------------------------------------------------------------------------

Net Income                                               2,092,789                                    2,092,789      $2,092,789
---------------------------------------------------------------------------------------------------------------------------------

Other comprehensive
  income:
---------------------------------------------------------------------------------------------------------------------------------

Net unrealized gain                                                      559,248                        559,248         559,248
  on available for                                                                                                  -----------
  sale securities,
  net of tax benefit
  of $288,098
---------------------------------------------------------------------------------------------------------------------------------

Comprehensive income                                                                                                $ 2,652,037
                                                                                                                    ===========
---------------------------------------------------------------------------------------------------------------------------------

Dividend reinvestment
  plan                         2,603       158,554                                     158,788          319,945
---------------------------------------------------------------------------------------------------------------------------------

Purchase treasury stock                                                               (172,409)        (172,409)
---------------------------------------------------------------------------------------------------------------------------------

Cash dividends ($1.05
  per share)                                              (780,861)                                    (780,861)
                                                      ------------                                 ------------
---------------------------------------------------------------------------------------------------------------------------------

Balance, September 30,
  2001                     $ 373,351   $ 3,340,494    $ 17,214,605     $ 712,591     $ (85,450)    $ 21,555,591
                           =========   ===========    ============     =========     =========     ============
---------------------------------------------------------------------------------------------------------------------------------


See accompanying notes to the unaudited consolidated financial statements.

                                  Dimeco, Inc.
                CONSOLIDATED STATEMENT OF CASH FLOWS (unaudited)

                                                                                  Nine Months
                                                                                 Ended Sept. 30,
                                                                         -----------------------------
                                                                            2001               2000
                                                                         ----------         ----------
OPERATING ACTIVITIES:
Net income                                                             $   2,092,789      $   1,755,183
Adjustments to reconcile net income to net cash
    provided by operating activities:
      Provision for loan losses                                              683,000            662,000
      Depreciation                                                           332,064            289,038
      Amortization of computer software                                       96,847             81,314
      Amortization of premium and discount on investment
        securities, net                                                     (668,632)           (20,055)
      Mortgage loans held for sale, net gain                                (185,552)           (29,646)
      Net increase in loans held for sale                                   (222,500)          (178,854)
      Decrease (increase) in accrued interest receivable                       3,830           (142,964)
      Mortgage servicing rights                                              (98,122)                --
      Amortization of mortgage servicing rights                                3,354                 --
      Increase (decrease) in accrued interest payable                       (511,862)           366,254
      Amortization of net deferred loan origination fees                     (26,463)           (24,997)
    Other, net                                                               (84,453)          (123,249)
                                                                       -------------      -------------
             Net cash provided by operating activities                     1,414,300          2,634,024
                                                                       -------------      -------------

INVESTING ACTIVITIES:
Investment securities available for sale:
    Proceeds from maturities or paydown                                   93,646,417         20,318,328
    Purchases                                                           (104,939,104)       (10,843,560)
Investment securities:
    Proceeds from maturities or paydown                                      100,000            100,000
Net increase in loans                                                     (8,868,749)       (16,832,275)
Purchase of premises and equipment                                          (177,127)          (954,408)
Proceeds from sale of other real estate owned                                188,050            346,037
                                                                       -------------      -------------
             Net cash used for investing activities                      (20,050,513)        (7,865,878)
                                                                       -------------      -------------

FINANCING ACTIVITIES:
Increase in deposits, net                                                 23,970,149         14,814,837
Increase (decrease) in short term borrowings                               1,242,940         (4,000,765)
Proceeds from other borrowings                                                    --          4,000,000
Proceeds from dividend reinvestment plan                                     319,945            285,936
Purchase of treasury stock                                                  (172,409)          (134,545)
Cash dividends paid                                                         (778,229)          (662,332)
                                                                       -------------      -------------
    Net cash provided by financing activities                             24,582,396         14,303,131
                                                                       -------------      -------------

Increase in cash and cash equivalents                                      5,946,183          9,071,277
Cash and cash equivalents, beginning of period                             5,356,341          4,630,670
                                                                       -------------      -------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                               $  11,302,524      $  13,701,947
                                                                       =============      =============

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

NOTE 2 - RECENT ACCOUNTING PRONOUNCEMENT

In September 2000, the Financial Accounting Standards Board (FASB) issued Statement No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities." The Statement replaces FASB Statement No.125 and provides consistent standards for distinguishing transfers of financial assets that are sales from transfer that are secured borrowings based on a control-oriented "financial-components" approach. Under this approach, after a transfer of financial assets, an entity recognizes the financial and servicing assets it controls and liabilities it has incurred, derecognizes financial assets when control has been surrendered and derecognizes liabilities when extinguished. The provisions of Statement No. 140 are effective for transactions occurring after March 31, 2001. This Statement is effective for recognition and reclassification of collateral and for disclosures relating to securitization transactions and collateral for fiscal years ending after December 15,2000. The adoption of the provisions of Statement No. 140, while not material, is reflected in the current financial position and results of operation.

In July 2001, FASB issued Statement of Financial Accounting Standards Nos. 141, Business Combinations, effective for all business combinations initiated after June 30, 2001, as well as all business combinations accounted for by the purchase method that are completed after June 30, 2001. The new statement requires that the purchase method of accounting be used for all business combinations and prohibits the use of the pooling-of-interests method. The adoption Statement No. 141 does not currently have a material effect on the Company's financial position or results of operations.

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

                               FINANCIAL CONDITION

Total assets increased $26,916,000 or 12.5% from December 31, 2000 to September 30, 2001.

Cash and cash equivalents increased $5,946,000 or 111.0%. Balances with correspondent banks, particularly the Federal Reserve Bank of Philadelphia, increased $2,813,000. This balance varies daily because it is dependent on the dollar value of checks presented for payment each day. Federal funds sold increased $3,575,000 to maintain appropriate liquidity levels based upon the increased asset base.

Investment securities available for sale increased $12,800,000 or 26.8% from year end amounts. In the current declining interest rate environment, management has chosen to maintain liquidity in order to be properly positioned to purchase investments when rates return to higher levels. To attain this we have increased commercial paper holdings $13,514,000 during the period. As opportunities have been presented to purchase other types of investments such as corporate bonds or government agency bonds which fit our investment strategy and showed a favorable spread to commercial paper interest rates with prepayment possibilities, we did purchase these instruments. However, management did not purchase many bonds in these categories because they were offered with inopportune call features for our investment strategy. Using these short-term commercial paper investments versus the longer term offerings with call provisions may decrease earnings for a short time as compared to peer but we feel this strategy will position the Company well for future periods.

Total loans, net of unearned interest, increased $8,168,000 or 5.3% from December 31, 2000 resulting in a balance of $163,115,000 at September 30, 2001. Commercial mortgages showed the largest gain, with the total of this category increasing $8,459,000 or 13.5% over the first nine months of 2001. Loans were granted to customers in many industries including real estate rental, recreational vehicle dealer, refuse services, golf club and camps. New commercial customers have continued to transfer their business to the bank in order to follow the commercial loan officer hired in the first quarter of 2001. Additionally, commercial loans increased $2,797,000 or 13.0%, with a similar experience to the growth of commercial mortgages. The large volume of all commercial borrowings is reflective of the current declining interest rate environment where business customers are willing to undertake new projects.

Deposits increased $23,970,000 or 13.0% from December 31, 2000 to September 30, 2001. Noninterest-bearing deposits increased $5,731,000 or 33.5% over the period. Our business customers continue to build their deposit balances during this quarter. Typically these balances will show a decrease in the fourth quarter. Time deposits of less than $100,000 increased $9,027,000 or 12.9% and time deposits greater than $100,000 increased $1,034,000 or 3.0% during the first nine months of 2001. In the current declining interest rate environment, our customers have continued to increase their 12 month "Choice" certificates of deposit which give the customer the flexibility to lock today's rate, add additional funds and, if desired, to increase the interest rate once over the term. In addition, municipal interest-bearing deposits have increased as they do each year in conjunction with collection of the local school real estate taxes. These funds will continue to build during early October and then the taxing authorities generally invest in a combination of our certificates of deposit and other outside investments by the end of the month.

Short-term borrowings, which consist of securities sold under agreements to repurchase, increased $1,243,000 or 29.9% from balances at December 31, 2000. Management uses this product, which is a "sweep" account, for certain commercial customers to compete with products offered by large financial service providers. We have increased the number of customers using this product during the year. These accounts will show seasonal variations due to the nature of the businesses utilizing them.

Stockholders' equity increased $2,019,000 or 10.3% during the period. Net income of $2,093,000 is the main component of this increase. The board of directors voted to return $781,000 to stockholders in the form of quarterly dividends. Market value increases in the available for sale category of $559,000, net of income taxes are also reflected in this increase. The dividend reinvestment plan continued to increase stockholders' equity by a net amount of $320,000. Management monitors risk-based capital and leverage capital ratios in order to assess compliance with regulatory guidelines. At September 30, 2001 the Company had total risk-based capital of 11.8% which exceeded the requirement of 8.0%. Tier I risk-based capital was 10.6%, well within the guideline of at least fifty percent of total risk-based capital. The Company's leverage ratio, which by requirement must be at least 3%, was 8.8%.

                             RESULTS OF OPERATIONS

         COMPARISON OF THE NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000


Earnings for the first nine months of 2001 were $2,093,000, representing an increase of $338,000 or 19.2% over the same period of 2000.

Interest and fees on loans increased $949,000 or 9.9% in 2001 over the same quarter of 2000. This increase is based solely on volume. The average size of the loan portfolio increased $13,540,000 or 9.4% while the average interest rate received increased a slight 4 basis points to 8.9% in 2001. Although short-term interest rates decreased 350 basis points during the first nine months of 2001, our variable interest rate loans, which comprise approximately two-thirds of the loan portfolio, are slower to reprice based on the repricing dates inherent in the loans. The Company has seen a downturn in interest rates earned on the loan portfolio and expects further decreases during 2001 in light of these rapid decreases in the prime rate of interest.

Interest earned on taxable investments increased $481,000 or 29.6% during the first nine months of 2001 as compared to the same period in 2000. The average size of this investment portfolio increased $11,465,000 or 32.7% while the average interest rate earned on these assets decreased 15 basis points to 6.05% for the nine months of 2001. In the current declining interest rate environment, management has found several opportunities to purchase investments that yield higher than average rates of interest while maintaining the credit quality of these investments, thereby maintaining a relatively flat average rate of interest. Several of these securities have matured or been called and management does not expect to maintain the same interest yield in upcoming periods. We continue to manage the investment portfolio to offer an interest spread to overnight investments while maintaining the liquidity necessary to fund future loan demand.

Interest expense on deposits increased $887,000 or 18.2% from 2000 to 2001. Average interest-bearing deposits increased $21,985,000 or 14.4% during the period while the average interest rate paid for these deposits increased 15 basis points. Declines in stock market values have sent customers back to the safety of federally insured deposits versus the volatility of the stock market. With this in mind, management has chosen to continue to offer relatively attractive interest rates for deposits in an effort to increase market share. Also, during the third and fourth quarters of 2000, management chose to feature the "Choice" CD product which gave customers the ability to add to the balance during the life of the deposit at the opening interest rate along with other features to attract customers. This product was successful in 2000, with over $11,000,000 of new deposits. During the current declining interest rate situation, our customers took advantage of the ability to add to their balances and opened new Choice CD accounts during 2001. Management has consistently decreased the interest rate paid on new Choice CD deposits in line with changes in market interest rates and will continue to do so.

Interest paid on short-term borrowings is mainly attributable to interest paid on our cash management product for business customers. The average base of liabilities increased $1,646,000 or 30.0% in 2001 as compared to 2000. While the volume has increased for this product, the average interest rate paid for the period decreased 1.57% to 2.94% in 2001. Management has continued to lower the interest paid on all liabilities as market interest rates have decreased.

In September 2000, the Company borrowed $3,000,000 from the Federal Loan Home Bank of Pittsburgh with an interest rate of 6.85%. The interest paid on other borrowings is in relation to this loan and another for $1,000,000 borrowed in February 2000.

The provision for possible loan losses of $683,000 increased $21,000 or 3.2% for 2001 as compared to 2000. Management analyzes the allowance for loan losses each month in order to determine the adequacy of the allowance. The provision expense is an extension of that analysis. Among many other guidelines used to determine that proper provision expense, management viewed the delinquency ratio at 1.2% at September 30, 2001 and the allowance for loan loss representing 1.4% of the loan portfolio as very favorable ratios and believes that the charge to current operations is appropriate.

Service charges on deposit accounts increased $63,000 or 17.8% related to a higher collection ratio of charges combined with an increase in the deposit volume. Net gains on mortgage loans held for sale, as reported under the requirements of FASB 140, increased $156,000 or 525.9% from the first nine months of 2000 as compared to the same period in 2001. In addition, during this declining interest rate environment, more customers are choosing to either refinance their existing residential mortgages or are purchasing new homes. The volume of residential mortgages sold in the secondary market has nearly doubled in 2001 as compared to 2000, showing an increase in the gains on these sales.

Salaries and employee benefits increased $273,000 or 14.3% from 2000 to 2001. Items associated with this increase are normal salary adjustments, the addition of a senior lender and higher accurals for incentive compensation based on greater return on average assests. Additionally, included is a one time payment of $113,000 related to a compensation agreement with an executive officer.

Occupancy expense and furniture and fixtures expense increases of $39,000 and $16,000, respectively, for the year 2001 versus 2000 are both mainly attributable to depreciation of the renovations done in 2000 to the Honesdale and Hawley offices.

Professional fees expense decreased $55,000 or 21.9% during the first nine months of 2001 compared to the same period in 2000. Legal fees decreased $31,000 or 53.3% in conjunction with reduced legal activity related to loan collections and in one time expenses in 2000 related to the stock option plan that were not matched in 2001. In addition, outside professional fees of $37,000 relating to implementation of the profit improvement project expenses in 2000 were not repeated in 2001. Various other smaller fees constitute the remaining increase in this category of expense.

        COMPARISON OF THE THREE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000

During the second quarter of 2001, the Company earned $737,000, representing an increase of $108,000 or 17.1% greater than the same quarter of 2000.

Interest and fees on loans increased $166,000 or 5.0% from the third quarter 2000 to the same period in 2001. Comparing the average size of the loan portfolio shows an increase of $15,391,000 or 10.5% greater in 2001 than in 2000, while the average interest rate received decreased from 46 basis points to 8.7% in 2001 from 9.1% in 2000. Therefore, volume increases as stated above are responsible for the increased earnings.

Interest earned on taxable investments increased $198,000 or 36.8% during the second quarter of 2001 as compared to the third quarter of 2000. The average balance in this category increased $18,607,000 or 55.4% from 2000 to 2001, while the average interest rate decreased from 6.4% to 5.6%.

Interest expense increased $138,000 or 7.6% during the third quarter of 2001 as compared to the second quarter of 2000. The average interest rate paid on interest-bearing accounts decreased 34 basis points while interest-bearing deposits increased on average $25,507,000 or 16.5%.

Payroll expense increased $193,000 or 30.0% from the third quarter of 2000 to the same period in 2001 based mainly on the $113,000 payment of additional of wages mentioned above combined with normal annual salary adjustments and hiring additional staff due to growth of the Company.

Other expense is a category that encompasses all other expenses related to the operation of a financial institution. This category decreased $13,000 or 3.4% from 2000 to 2001. Advertising expense decreased $21,000 from 2000 to 2001 because the bank chose to do less advertising given the current growth rates and was able to be more cost effective with the advertising that was done than in previous years. The company realized a gain on the sale of an other real estate property in the third quarter of 2001, representing an decrease of $21,000 in expenses relating to other real estate owned. Simultaneously, expenses relating to amortization increased $6,000 due to implementation of new software programs, armored car expense increased $5,000 due to timing differences in billing, expenses relating to employee participation in outside seminars increased $5,000 due to an enhanced effort to increase employee training, repossession expense increased $8,000 due to a problem experienced with one customer and to an increase of $5,000 in PA shares tax expense, which is based on asset size.

                            LIQUIDITY AND CASH FLOWS

To ensure that the Company can satisfy customer credit needs for current and future commitments and deposit withdrawal requirements, the Bank manages the liquidity position by ensuring that there are adequate short-term funding sources available for those needs. Liquid assets consist of cash and due from banks, federal funds sold, interest-bearing deposits with other banks and investment securities maturing in one year or less. The following table shows these liquidity sources, minus short-term borrowings, as of September 30, 2001 compared to December 31, 2000:

                                                            Sept 30,      Dec 31,
                                                              2001         2000
                                                              ----         ----
                  (dollars in thousands)
      Cash and due from banks                                $ 7,346      $ 4,893
      Interest-bearing deposits with other banks                 117          198
      Federal funds sold                                       3,840          265
      Mortgage loans held for sale                               299           76
      Investment securities maturing in one year or less      31,847       21,639
                                                             -------      -------
                                                              43,449       27,071
      Less short-term borrowings                               5,399        4,157
                                                             -------      -------
      Net liquidity position                                 $38,050      $22,914
                                                             =======      =======

      As a percent of total assets                              15.7%        10.7%
                                                             =======      =======

Management monitors liquidity on a consistent basis and feels that liquidity levels are adequate. In addition to these liquidity sources, the Bank also has the ability to borrow from the Federal Home Loan Bank of Pittsburgh. The maximum borrowing capacity at September 30, 2001 was $43.0 million.

Management is not aware of any known trends, events or uncertainties that will have or is reasonably likely to have a material effect on the Company's liquidity, capital resources or operations nor is management aware of any current recommendations by regulatory authorities, which if implemented, would have such an effect.

                                 RISK ELEMENTS

The table below presents information concerning nonperforming assets including nonaccrual loans, renegotiated loans, loans 90 days or more past due, nonaccrual securities, other real estate loans and repossessed assets at September 30, 2001 and December 31, 2000. A loan is classified as nonaccrual when, in the opinion of management, there are doubts about collectibility of interest and principal. At the time the accrual of interest is discontinued, future income is recognized only when cash is received. Renegotiated loans are those loans which terms have been renegotiated to provide a reduction or deferral of principal or interest as a result of the deterioration of the borrower.

                                                         Sept 30,        Dec 31,
                                                           2001           2000
                                                           ----           ----
               (dollars in thousands)

Loans on nonaccrual basis                                 $  390          $1,006
Loans past due 90 days or more                                58             341
Renegotiated loans                                           520             540
                                                          ------          ------
    Total nonperforming loans                                968           1,887
Other real estate                                            434             179
Repossessed assets                                             5              10
                                                          ------          ------
    Total nonperforming assets                            $1,407          $2,076
                                                          ======          ======

Nonperforming loans as a percent of total loans              0.6%            1.2%
                                                          ======          ======
Nonperforming assets as a percent of total assets            0.6%            1.0%
                                                          ======          ======
Allowance for loan loss as a percent of loans               1.40%           1.35%
                                                          ======          ======

Management believes the level of the allowance for loan losses at September 30, 2001 is sufficient. The relationship between the allowance for loan losses and outstanding loans is a function of the credit quality and known risk attributed to the loan portfolio. The on-going loan review program and credit approval process is used to determine the adequacy of the allowance for loan losses.

Included in total loans are loans of $519,874 which management has classified as impaired under the terms of Financial Accounting Standards Board Statement No. 114, "Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosure". The related allowance for loan losses on these loans amounted to $79,755. There were no impaired loans without a related allowance for loan losses. The average balance of impaired loans for the period was $534,931.

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

    Exhibit Number:

          99     Independent Accountant's Report

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused the report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                     DIMECO, INC.

Date: October 29, 2001               By: /s/ Joseph J. Murray
                                         ------------------------------
                                         Joseph J. Murray
                                         President and Chief Executive Officer


Date: October 29, 2001               By: /s/ Maureen H. Beilman
                                         ------------------------------
                                         Maureen H. Beilman
                                         Chief Financial Officer