Form 10KSB
period 2001-12-31
DIMECO INC
filed 2002-03-26
CIK 898037

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   ----------

                                   FORM 10-KSB

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended               December 31, 2001
                          -------------------------------------------

                                     - OR -

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________ to __________________
SEC File Number:  0-49639
                 ---------

                                  DIMECO, INC.
--------------------------------------------------------------------------------
              (Exact name of small business issuer in its charter)

                   Pennsylvania                                  23-2250152
---------------------------------------------------         --------------------
       (State or other jurisdiction of                       (I.R.S. Employer
      of incorporation or organization)                      Identification No.)

   800-822 Church Street, Honesdale, Pennsylvania                   18431
---------------------------------------------------         --------------------
    (Address of principal executive offices)                     (Zip Code)

Registrant's telephone number, including area code:          (570) 253-1970
                                                          -------------------
Securities registered pursuant to Section 12(b) of the Act:       None
                                                          -------------------
Securities registered pursuant to Section 12(g) of the Act:

                     Common Stock, par value $0.50 per share
                     ---------------------------------------
                                (Title of Class)

         Check whether the issuer: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No__
            ---

         Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB [X]

         State issuer's revenues for its most recent fiscal year $18.9 million.

         The aggregate market value of the voting and non-voting stock held by non-affiliates of the issuer, as of March 1, 2002 was $22 million.

         As of March 1, 2002, registrant had 749,670 shares of common stock outstanding.

         Transitional Small Business Disclosure Format (check one):
         Yes_____    No  X
                       -----

                      DOCUMENTS INCORPORATED BY REFERENCE:
         Portions of the Proxy Statement for the Annual Meeting of Stockholders for the Fiscal Year ended December 31, 2001. (Part III)

FORWARD-LOOKING STATEMENTS

         Dimeco, Inc. (the "Corporation" or "Registrant") may, from time to time, make written or oral "forward-looking statements", including statements contained in the Corporation's filings with the Securities and Exchange Commission (including this annual report on Form 10-KSB and the exhibits thereto), in its reports to stockholders and in other communications by the Corporation, which are made in good faith by the Corporation pursuant to the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995.

         These forward-looking statements involve risks and uncertainties, such as statements of the Corporation's plans, objectives, expectations, estimates and intentions, that are subject to change based on various important factors (some of which are beyond the Corporation's control). The following factors, among others, could cause the Corporation's financial performance to differ materially from the plans, objectives, expectations, estimates and intentions expressed in such forward-looking statements: the strength of the United States economy in general and the strength of the local economies in which the Corporation conducts operations; the effects of, and changes in, trade, monetary and fiscal policies and laws, including interest rate policies of the Board of Governors of the Federal Reserve System, inflation, interest rate, market and monetary fluctuations; the timely development of and acceptance of new products and services of the Corporation and the perceived overall value of these products and services by users, including the features, pricing and quality compared to competitors' products and services; the willingness of users to substitute competitors' products and services for the Corporation's products and services; the success of the Corporation in gaining regulatory approval of its products and services, when required; the impact of changes in financial services' laws and regulations (including laws concerning taxes, banking, securities and insurance); technological changes, acquisitions; changes in consumer spending and saving habits; and the success of the Corporation at managing these risks.

         The Corporation cautions that this list of important factors is not exclusive. The Corporation does not undertake to update any forward-looking statement, whether written or oral, that may be made from time to time by or on behalf of the Corporation.

                                    PART I

ITEM 1. DESCRIPTION OF BUSINESS
-------------------------------

GENERAL

         The Corporation is a Pennsylvania corporation headquartered in Honesdale, Pennsylvania, which provides a full array of financial services ranging from traditional products to electronic banking and trust and investment services. At December 31, 2001, the Corporation had total consolidated assets, deposits and stockholders' equity of approximately $248.9 million, $210.4 million and $21.9 million, respectively.

         The Dime Bank (the "Bank") was organized in 1905 and is a Pennsylvania-chartered banking institution. The Bank has four branch offices located in Honesdale, Hawley, Damascus and Greentown, Pennsylvania and operates two off-site ATM machines, one in Honesdale and one in Hawley, Pennsylvania. The Dime Bank is a full service commercial bank providing a wide range of services to individuals and small to medium sized businesses in its Northeastern Pennsylvania market area, including accepting time, demand, and savings deposits and making secured and unsecured commercial, real estate and consumer loans. The Bank's website is www.thedimebank.com.
                                      -------------------

COMPETITION

         The Bank is one of many financial institutions serving its market area which consists of Wayne and Pike Counties in Pennsylvania and Sullivan County, New York. The competition for deposit products comes from other insured financial institutions such as commercial banks, thrift institutions, credit unions, and multi-state regional banks in the Corporation's market area. Deposit competition also includes a number of insurance products sold by local agents and investment products such as mutual funds and other securities sold by local and regional brokers. Loan competition varies depending upon market conditions and comes from other insured financial institutions such as commercial banks, thrift institutions, credit unions, multi-state regional banks, and mortgage brokers.

Analysis of Loan Portfolio. Set forth below is selected data relating to the composition of the Bank's loan portfolio by type of loan on the dates indicated.

                                                                     At December 31,
                                   --------------------------------------------------------------------------------------
                                               2001                         2000                        1999
                                   ----------------------------- --------------------------- ----------------------------
                                           $               %            $              %            $             %
                                          ---             ---          ---            ---          ---           ---
                                                                    (Dollars in thousands)
Type of Loans:
-------------
Loans secured by real estate:
  Construction and
      development................         $    233            .1%     $    681            .4%     $    840            .6%
  Mortgage loans-secured by
      farmland...................            2,318           1.4         2,317           1.5         2,630           1.9
  Commercial loans-secured by
      non-farm, non-residential
      properties.................           71,015          43.8        63,786          41.0        51,576          37.3
  Secured by 1-4 family
      residential properties:
  Home equity loans..............              993            .6         1,005            .6         1,183            .9
  Mortgage loans.................           46,809          28.8        47,116          30.3        45,013          32.6
Commercial and industrial
   loans.........................           23,467          14.4        21,506          13.8        17,524          12.7
Installment loans................           16,193          10.0        17,716          11.4        18,280          13.2
Other loans:
   Agricultural..................              772            .5           853            .5           833            .6
   Other ........................              706            .4           738            .5           349            .2
                                           -------        ------       -------        ------       -------        ------
Total loans......................          162,506        100.00%      155,718        100.00%      138,228        100.00%
                                                          ======                      ======                      ======
Less unearned income.............              766                         771                         702
                                           -------                     -------                     -------
Loans, net of unearned income....         $161,740                    $154,947                    $137,526
                                           =======                     =======                     =======

Loans held for sale..............         $    527                    $     76                    $    237
                                           =======                     =======                     =======

                                                             At December 31,
                                   -------------------------------------------------------------
                                                  1998                         1997
                                   -------------------------------  ----------------------------
                                              $             %              $            %
                                             ---           ---            ---          --

Type of Loans:
-------------
Loans secured by real estate:
  Construction and
      development................            $  1,385          1.1%      $    958           .9%
  Mortgage loans-secured by
      farmland...................               2,486          2.0          2,135          1.9
  Commercial loans-secured by
      non-farm, non-residential
      properties.................              44,174         35.1         31,068         28.3
  Secured by 1-4 family
      residential properties:
  Home equity loans..............               1,359          1.1          1,652          1.5
  Mortgage loans.................              40,628         32.3         39,233         35.7
Commercial and industrial
   loans.........................              16,175         12.9         14,275         13.0
Installment loans................              18,552         14.7         18,948         17.2
Other loans:
   Agricultural..................                 645           .5            612           .6
   Other ........................                 364           .3          1,012           .9
                                              -------       ------        -------       ------
Total loans......................             125,768       100.00%       109,893       100.00%
                                                            ======                      ======
Less unearned income.............                 807                       1,079
                                              -------                     -------
Loans, net of unearned income....            $124,961                    $108,814
                                              =======                     =======

Loans held for sale..............            $    923                    $    157
                                              =======                     =======

         Loan Maturity. The following table sets forth the maturities for selected categories of the Bank's loan portfolio at December 31, 2001. The table does not include prepayments or scheduled principal repayments. All loans are shown as maturing based on contractual maturities.

                                                       Due             Due after
                                                     within            1 through         Due after
                                                     1 year             5 years           5 years         Total
                                                     ------             -------           -------       ----------
                                                                            (In thousands)

Commercial and agricultural                           $44,688            $24,397           $4,248         $73,333
    real estate..............................
Commercial and industrial loans
    and agricultural.........................          15,931              6,921            1,387          24,239
Construction and development.................             119                114               --             233
                                                       ------             ------            -----          ------
Total Amounts Due............................         $60,738            $31,432           $5,635         $97,805
                                                       ======             ======            =====          ======

         The following table sets forth the dollar amount as of December 31, 2001 of selected categories of the Corporation's loans due after December 31, 2002, which are based upon fixed interest rates or floating or adjustable interest rates.

                                                                               Floating or
                                                       Fixed Rates           Adjustable Rates             Total
                                                       -----------           ----------------            --------
                                                                               (In thousands)

Commercial and agricultural                               $ 5,677                  $22,968                $28,645
    real estate..............................
Commercial and industrial loans
    and agricultural.........................               7,903                      405                  8,308
Construction and development.................                 114                       --                    114
                                                           ------                  -------                 -------
Total Amounts Due............................             $13,694                  $23,373                $37,067
                                                           ======                   ======                 ======

LENDING ACTIVITIES

         General. The principal lending activity of the Bank is the origination of commercial real estate loans, residential mortgage loans, commercial and industrial loans, installment loans, and, to a lesser extent, construction and development loans, home equity loans, and agricultural loans. Generally, loans are originated in the Corporation's primary market area.

         Commercial Real Estate Loans. The commercial real estate loan portfolio consists of loans secured primarily by summer camps for children, retail stores, retail offices and manufacturing facilities. Loans secured by commercial property may be originated in amounts up to 80% of the lower of the appraised value or purchase price, for a maximum term of 20 years. A large portion of the commercial real estate loans are secured by summer camps and recreational facilities for children, which are adjustable rate loans, with terms of up to 20 years, with the rate tied to the prime interest rate. At December 31, 2001, $23.5 of the loan portfolio consisted of loans to these summer camps and recreational facilities for children.

         Loans secured by commercial properties generally involve a greater degree of risk than residential mortgage loans and carry larger loan balances. Any significant adverse economic condition could have an adverse impact on the borrowers' ability to repay loans. This increased credit risk is a result of several factors, including the concentration of principal in a limited number of loans and borrowers, the effects of general economic conditions on income-producing properties and the increased difficulty of evaluating and monitoring these types of loans. A large portion of the commercial real estate loan portfolio includes loans secured by summer camps and recreational facilities located in the northeastern United States. Such loans are dependent upon seasonal business and factors beyond its control, such as the general economic condition of the northeastern United States and the impact on discretionary consumer spending.

         Furthermore, the repayment of loans secured by commercial real estate is typically dependent upon the successful operation of the related real estate or commercial project. If the cash flow from the project is reduced, the borrower's ability to repay the loan may be impaired. This cash flow shortage may result in the failure to make loan payments. In such cases, the Bank may be compelled to modify the terms of the loan. In addition, the nature of these loans is such that they are generally less predictable and more difficult to evaluate and monitor. As a result, repayment of these loans may be subject to a greater extent than residential loans to adverse conditions in the real estate market or economy.

         Residential Real Estate Loans. The residential real estate portfolio consists of one-to-four family residential mortgage loans. The Bank generally originates one- to-four family residential mortgage loans in amounts of up to 80% of the appraised value of the mortgaged property without requiring mortgage insurance. The Bank will originate residential mortgage loans in an amount up to 95% of the appraised value of a mortgaged property, however, mortgage insurance for the borrower is required. In addition, the Bank participates in special residential loan programs through various state and federal agencies which provide first time home buyers the ability to finance up to 100% of the property value, these loans are guaranteed by those various federal and state agencies. The Bank offers residential fixed rate loans and adjustable rate loans with a 15 to 30 year amortization period. Interest rates for adjustable rate loans for residences adjust every one to three years based upon the five year U.S. Treasury bill rate. Interest rate adjustments on such loans are generally limited to 2% during any adjustment period and 6% over the life of the loan. These loans are originated for retention in the portfolio.

         Fixed rate loans are underwritten in accordance with FreddieMac guidelines. Currently, loans underwritten in accordance with FreddieMac guidelines are generally sold in the secondary market. However, the number of saleable loans could vary materially as a result of market conditions. The Bank generally charges a higher interest rate if loans are not saleable under FreddieMac guidelines. At December 31, 2001, $26.6 million of the Bank's residential real estate loan portfolio consisted of long-term fixed rate mortgage loans.

         Substantially all of the one-to-four family mortgages include "due on sale" clauses, which are provisions giving the Bank the right to declare a loan immediately payable if the borrower sells or otherwise transfers an interest in the property to a third party.

         Property appraisals on real estate securing one-to-four family residential loans are made by appraisers approved by the Loan Committee. Appraisals are performed in accordance with applicable regulations and policies. The Bank obtains title insurance policies on all first mortgage real estate loans originated, and all second mortgage loans in excess of $50,000.

         Commercial and Industrial Loans. Commercial and industrial loans consist of equipment, accounts receivables, inventory, lines of credit, and other business purpose loans. Such loans may be originated up to 75% of the appraised value of the business asset and are secured by either the underlying collateral and/or by the personal guarantees of the borrower. Commercial and industrial loans are generally made at rates which adjust above the treasury interest rate and generally mature in 5 to 10 years.

         Unlike residential mortgage loans, which generally are made on the basis of the borrower's ability to make repayment from his or her employment and other income and which are secured by real property whose value tends to be more easily ascertainable, commercial business loans typically are made on the basis of the borrower's ability to make repayment from the cash flow of the borrower's business. As a result, the availability of funds for the repayment of commercial business loans may be substantially dependent on the success of the business itself and the general economic environment.

         Installment Loans. The installment loan portfolio includes various types of secured and unsecured consumer loans including automobile, education, and recreational vehicle loans. The Bank originates loans directly and indirectly through local automobile and recreational vehicle dealerships. These loans generally have terms of one to five years, generally at fixed rates of interest. The interest rates range between 2.5% for loans that are secured by deposits to 15.5% for loans that are unsecured, with an average interest rate of approximately 10%. The installment loan portfolio includes approximately $10 million of new and used automobile loans. These loans are originated up to 85% of the purchase price of the vehicle.

         Loans Held For Sale. The Bank holds as available for sale certain residential mortgage loans that have an annual yield determined by management. These loans conform to Freddie Mac guidelines and are readily salable in the secondary market. The Bank services such loans and is generally not liable for these loans, since they are sold on a non-recourse basis. At December 31, 2001, $527,000 of loans were classified as held for sale, carried at the lower of cost or market value.

         Loan Solicitation and Processing. The Bank has established various lending limits for its officers and also maintains a loan committee. The loan committee is comprised of the President, Chief Executive Officer and 7 loan officers. The loan committee has the authority to approve all loans up to $250,000. Requests in excess of this limit must be submitted to the full Board of Directors for approval. Additionally, the President and the Chief Executive Officer each has the authority to approve secured loans up to $100,000, and unsecured loans up to $50,000. Loan officers generally have the authority to approve secured loans between $10,000 and $75,000 and unsecured loans between $5,000 and $35,000. Notwithstanding individual lending authority, certain loan policy exceptions must be submitted to the loan committee for approval.

         Hazard insurance coverage is required on all properties securing loans made by the Bank. Flood insurance is also required, when applicable.

         Loan applicants are notified of the credit decision by letter. If the loan is approved, the loan commitment specifies the terms and conditions of the proposed loan including the amount, interest rate, amortization term, a brief description of the required collateral, and the required insurance coverage. The borrower must provide proof of fire, flood (if applicable) and casualty insurance on the property serving as collateral, and these applicable insurances must be maintained during the full term of the loan.

         Loan Commitments. The Bank generally grants commitments to fund fixed and adjustable-rate single-family mortgage loans for periods of 60 days at a specified term and interest rate. The total amount of its commitments to extend credit as of December 31, 2001 was $20.7 million.

         Nonperforming Assets. The following table identifies nonperforming loans including nonaccrual loans and past due loans which were contractually past due 90 days or more. Renegotiated loans are those which terms have been renegotiated to provide a reduction or deferral of principal or interest as a result of the deteriorating position of the borrower. At December 31, 2001, the Bank had approximately $520,000 of impaired loans within the meaning of SFAS 114, as amended by SFAS 118. For the year ended December 31, 2001, interest income that would have been recorded on loans accounted for on a non-accrual basis under the original terms of such loans was approximately $36,000 of which $7,000 was collected.

                                                                       At December 31,
                                           --------------------------------------------------------------------
                                              2001          2000            1999          1998          1997
                                           ------------  ------------   ------------  ------------  -----------
                                                                    (In thousands)
Loans accounted for on a
nonaccrual basis:
    Mortgage loans.....................        $  149       $  740         $  743        $  248        $  589
    Commercial and industrial, and
      agricultural.....................            43          149            176           137            75
    Installment........................            64          118            138           140           155
                                                -----        -----          -----         -----         -----
        Total..........................           256        1,007          1,057           525           819
                                                -----        -----          -----         -----         -----

Accruing loans which are
contractually past due 90 days
or more:
   Mortgage loans......................           265          272            690           627           616
   Commercial and industrial, and
      agricultural.....................            70           10             81           246            48
   Installment.........................            25           59             61            68            91
                                                -----       ------          -----         -----         -----
        Total..........................           360          341            832           941           755
                                                -----       ------          -----         -----         -----
Renegotiated loans.....................           520          540            614           822         1,219
                                                -----       ------          -----         -----         -----
        Total nonperforming loans......         1,136        1,888          2,503         2,288         2,793
                                                -----       ------          -----         -----         -----
Other real estate owned................           126          179            355           275           626
                                                -----        -----          -----         -----         -----
        Total nonperforming assets.....        $1,262       $2,067         $2,858        $2,563        $3,419
                                                =====        =====          =====         =====         =====

Nonperforming loans as a
   percent of total loans..............          .70%         1.22%          1.82%         1.83%         2.57%
                                                ====         =====          =====         =====         =====
Non-performing assets as a
   percent total assets................          .51%          .96%          1.47%         1.45%         2.23%
                                                ====         =====          =====         =====         =====

         Other Real Estate Owned. Real estate acquired by foreclosure is classified within Other Assets on the consolidated balance sheet at the lower of the recorded investment in the property or its fair value minus estimated costs of sale. Prior to foreclosure, the value of the underlying collateral is written down by a charge to the allowance for loan losses, if necessary. Any subsequent write-downs are charged against operating expenses. Operating expenses of such properties, net of related income and losses on their disposition, are included as other expense.

         Potential Problem Loans. As of December 31, 2001, there were no loans not previously disclosed, where known information about possible credit problems of borrowers causes management to have serious doubts as to the ability of such borrowers to comply with the present loan repayment terms.

         Classified Assets. Management, in compliance with regulatory guidelines, has instituted an internal loan review program, whereby loans are classified as special mention, substandard, doubtful or loss. When a loan is classified as substandard or doubtful, management is required to establish a valuation reserve for loan losses in an amount that is deemed prudent. When management classifies a loan as a loss asset, a reserve equal to 100% of the loan balance is required to be established or the loan is to be charged- off. The allowance for loan losses is composed of an allowance for both inherent risk associated with lending activities and particular problem assets.

         An asset is considered substandard if it is inadequately protected by the paying capacity and net worth of the obligor or the collateral pledged, if any. Substandard assets include those characterized by the distinct possibility that the Bank will sustain some loss if the deficiencies are not corrected. Assets classified as doubtful have all of the weaknesses inherent in those classified substandard, with the added characteristic that the weaknesses present make collection or liquidation in full, highly questionable and improbable, on the basis of currently existing facts, conditions, and values. Assets classified as loss are those considered uncollectible and of such little value that their continuance as assets without the establishment of a loss reserve is not warranted. Assets which do not currently expose the insured institution to a sufficient degree of risk to warrant classification in one of the aforementioned categories but possess credit deficiencies or potential weaknesses are required to be designated special mention by management.

         Management's evaluation of the classification of assets and the adequacy of the allowance for loan losses is reviewed by the Board on a regular basis and by the regulatory agencies as part of their examination process.

         The following table sets forth the Bank's classified assets in accordance with its classification system.

                                                         At
                                                  December 31, 2001
                                                  -----------------
                                                   (In thousands)

Special mention.............................             $6,829
Substandard.................................              2,626
Doubtful ...................................                 42
Loss .......................................                 --
                                                          -----
     Total..................................             $9,497
                                                          =====

ALLOWANCE FOR LOAN LOSSES

         The allowance for loan losses represents the amount which management estimates is adequate to provide for probable losses inherent in its loan portfolio. The allowance method is used in providing for loan losses. Accordingly, all loan losses are charged to the allowance, and all recoveries are credited to it. The allowance for loan losses is established through a provision for loan losses charged to operations. The provision for loan losses is based on management's periodic evaluation of individual loans, economic factors, past loan loss experience, changes in the composition and volume of the portfolio, and other relevant factors. The estimates used in determining the adequacy of the allowance for loan losses, including the amounts and timing of future cash flows expected on impaired loans, are particularly susceptible to changes in the near term.

         Impaired loans are commercial and commercial real estate loans for which it is probable that the Bank will not be able to collect all amounts due according to the contractual terms of the loan agreement. The Bank individually evaluates such loans for impairment and does not aggregate loans by major risk classifications. The definition of "impaired loans" is not the same as the definition of "nonaccrual loans," although the two categories overlap. The Bank may choose to place a loan on nonaccrual status due to payment delinquency or uncertain collectibility, while not necessarily classifying the loan as impaired. Factors considered by management in determining impairment include payment status and collateral value. The amount of impairment for these types of impaired loans is determined by the difference between the present value of the expected cash flows related to the loan, using the original interest rate, and its recorded value, or as a practical expedient in the case of collateralized loans, the difference between the fair value of the collateral and the recorded amount of the loans. When foreclosure is probable, impairment is measured based on the fair value of the collateral.

         Mortgage loans on one-to-four family properties and all consumer loans are large groups of smaller-balance homogeneous loans and are measured for impairment collectively. Loans that experience insignificant payment delays, which are defined as 90 days or less, generally are not classified as impaired. Management determines the significance of payment delays on a case-by-case basis taking into consideration all of the circumstances surrounding the loan and the borrower including the length of the delay, the borrower's prior payment record, and the amount of shortfall in relation to the principal and interest owed.

         The following table sets forth certain information regarding the allowance for loan losses at or for the dates indicated.

                                                                   At or for the Year Ended December 31,
                                               -------------------------------------------------------------------------------
                                                  2001              2000              1999              1998              1997
                                               -----------      ------------     -------------     -------------      ------------
                                                                                 (In thousands)
Loans outstanding at end of period...........     $161,740          $154,947          $137,526          $124,961          $108,815
                                                   =======           =======           =======           =======           =======
Average loans outstanding....................     $158,765          $146,679          $130,869          $114,736          $103,637
                                                   =======           =======           =======           =======           =======
Allowance for loan losses:
    Balance, beginning of the period.........      $ 2,088           $ 1,834           $ 1,682           $ 1,511           $ 1,366
                                                    ------            ------            ------            ------            ------
Loans charged off:
    Commercial and industrial, and
      agricultural...........................          218               170               196                75               151
    Mortgage loans...........................          208               442                94                46               165
    Installment..............................          199               165                93               192               112
                                                    ------            ------            ------            ------            ------
        Total loans charged off..............          625               777               383               313               428
                                                    ------            ------            ------            ------            ------
Recoveries:
    Commercial and industrial, and
      agricultural...........................           11                38                 2                 2                11
    Mortgage loans...........................            8                22                 2                 3                 4
    Installment..............................           24                41                27                28                39
                                                    ------            ------            ------            ------            ------
        Total recoveries.....................           43               101                31                33                54
                                                    ------            ------            ------            ------            ------
        Net loans charged off................          582               676               352               280               374
                                                    ------            ------            ------            ------            ------
Provisions charged to expense................          867               930               504               451               519
                                                    ------            ------            ------            ------            ------
Balance, end of period......................       $ 2,373           $ 2,088           $ 1,834           $ 1,682           $ 1,511
                                                    ======            ======            ======            ======            ======
Ratios:
    Net charge offs as a percent
        of average loans outstanding.........          .37%             0.46%             0.27%             0.24%             0.36%
                                                       ===              ====              ====              ====              ====
    Reserve for loan losses as a percent
        of average loans outstanding.........         1.50%             1.42%             1.40%             1.45%             1.46%
                                                      ====              ====              ====              ====              ====

The following table exhibits a breakdown by loan category of the allowance for loan losses.

                                                                                At December 31,
                                   --------------------------------------------------------------------------------------------
                                                2001                           2000                           1999
                                    -----------------------------  -----------------------------  ----------------------------
                                                     Percent of                     Percent of                     Percent of
                                                      Loans to                       Loans to                       Loans to
                                       Amount       Total Loans       Amount       Total Loans       Amount       Total Loans
                                       ------       -----------       ------       -----------       ------       -----------
                                                                                  (In thousands)

Commercial and industrial, and
    agricultural..................       $    147          14.9%         $  338           14.3%        $  213            13.3%
Construction and development......              1            .1               4             .4              8              .6
Mortgage..........................          1,860          74.0           1,388           72.8          1,343            71.8
Installment.......................            237          11.0             250           12.5            225            14.3
Unallocated.......................            128            --             108             --             45              --
                                          -------         -----           -----          -----          -----           -----

        Total.....................       $  2,373         100.0%         $2,088          100.0%        $1,834           100.0%
                                          =======         =====           =====          =====          =====           =====

                                                                     At December 31,
                                            -------------------------------------------------------------
                                                         1998                           1997
                                             -----------------------------  ---------------------------
                                                              Percent of                    Percent of
                                                               Loans to                      Loans to
                                                Amount       Total Loans       Amount       Total Loans
                                                ------       -----------       ------       -----------
                                                                       (In thousands)

Commercial and industrial, and
    agricultural..................                 $  230            13.4%        $  169           13.6%
Construction and development......                     11             1.1              6             .9
Mortgage..........................                  1,235            69.4            927           65.9
Installment.......................                    197            16.1            276           19.6
Unallocated.......................                      9              --            133             --
                                                    -----           -----          -----          -----

        Total.....................                 $1,682           100.0%        $1,511          100.0%
                                                    =====           =====          =====          =====

INVESTMENT ACTIVITIES

         The Bank is required under federal regulations to maintain a minimum amount of liquid assets which may be invested in specified short-term securities and certain other investments. The level of liquid assets varies depending upon several factors, including: (i) the yields on investment alternatives, (ii) management's judgment as to the attractiveness of the yields then available in relation to other opportunities, (iii) expectation of future yield levels, and
(iv) management's projections as to the short-term demand for funds to be used in loan origination and other activities. Investment securities, including mortgage-backed securities, are classified at the time of purchase, based upon management's intentions and abilities, as securities held to maturity or securities available for sale. Debt securities acquired with the intent and ability to hold to maturity are classified as held to maturity and are stated at cost and adjusted for amortization of premium and accretion of discount, which are computed using the interest method and recognized as adjustments of interest income. All other debt securities are classified as available for sale to serve principally as a source of liquidity. Equity securities are classified as available for sale when purchased.

         Current regulatory and accounting guidelines regarding investment securities (including mortgage backed securities) require the Bank to categorize securities as "held to maturity," "available for sale" or "trading." As of December 31, 2001, the Registrant had securities classified as "held to maturity" and "available for sale" in the amount of approximately $414,000 and $70.0 million, respectively and had no securities classified as "trading." Securities classified as "available for sale" are reported for financial reporting purposes at the fair market value with net changes in the market value from period to period included as a separate component of stockholders' equity, net of income taxes. At December 31, 2001, the Registrant's securities available for sale had an amortized cost of $69.3 million and market value of $70.0 million. The changes in market value in the Registrant's available for sale portfolio reflect normal market conditions and vary, either positively or negatively, based primarily on changes in general levels of market interest rates relative to the yields of the portfolio. Changes in the market value of securities available for sale do not affect the Corporation's income. In addition, changes in the market value of securities available for sale do not affect the Bank's regulatory capital requirements or its loan-to-one borrower limit.

         At December 31, 2001, the Bank's investment portfolio policy allowed investments in instruments such as: (i) U.S. Treasury obligations, (ii) U.S. federal agency or federally sponsored agency obligations, (iii) municipal obligations, (iv) mortgage-backed securities, (v) banker's acceptances, (vi) certificates of deposit, and (vii) investment grade corporate bonds, and commercial paper. The Board of Directors may authorize additional investments.

INVESTMENT PORTFOLIO

         The following table sets forth the carrying value of the investment securities portfolio at the dates indicated.

                                                                              At December 31,
                                                          -----------------------------------------------------
                                                                2001               2000               1999
                                                          -----------------  -----------------  ---------------
                                                                              (In thousands)
Available for Sale:
    U.S. Government agency securities....................     $15,042            $11,867           $13,311
    Mortgage-backed securities...........................         215                254               294
    Obligations of states and political subdivisions.....       6,249              5,656             2,373
    Corporate securities.................................      13,959             17,864             2,210
    Commercial paper.....................................      34,383             11,891            12,509
    Equity securities....................................         212                191                11
                                                               ------             ------            ------
        Total............................................     $70,060            $47,723           $30,708
                                                               ======             ======            ======

Held to Maturity:
    Obligations of states and political subdivisions.....     $   414            $   503           $   692
    Corporate securities                                            -                  -            14,878
                                                               ------             ------            ------
        Total............................................     $   414            $   503           $15,570
                                                               ======             ======            ======

         Investment Portfolio Maturities. The following table sets forth certain information regarding the carrying values, weighted average yields and maturities of the Registrant's investment and mortgage-backed securities portfolio at December 31, 2001. The following table does not take into consideration the effects of scheduled repayments or the effects of possible prepayments.
xxx

                                       One Year or Less             One to Five Years            Five to Ten Years
                                 ---------------------------  ----------------------------  ---------------------------
                                   Carrying        Average      Carrying        Average      Carrying        Average
                                     Value        Yield/(1)/     Value         Yield/(1)/      Value        Yield/(1)/
                                    -------       ----------     -------       ---------      -------       ---------
                                                                                                         (In thousands)
Available for Sale:
------------------
U.S. government agency
  securities...................     $    --             --%      $ 1,508           4.58%      $ 3,547           6.69%
Mortgage-backed securities.....          --             --            --             --            --             --
Obligations of state and
  political subdivisions.......       1,590           2.28         1,700           6.93         2,859           7.51
Corporate securities...........       4,948           7.14         8,014           7.28           500           6.50
Commercial paper...............      34,383           3.13            --             --            --             --
Equity securities/(2)/.........          --             --            --             --            --             --
                                     ------                       ------                       ------
     Total.....................     $40,921           3.58%      $11,222           6.54%      $ 6,906           7.01%
                                     ======         ======        ======         ======        ======         ======

Held to Maturity
----------------
Obligations of state and
  political subdivisions.......          --             --       $   414          10.35%           --             --%
Corporate securities...........          --             --            --             --            --             --
                                    -------                      -------                       ------
     Total.....................     $    --             --%      $   414          10.35%      $    --             --%
                                    =======        =======       =======         ======        ======         ======

                                      More than Ten Years             Total Investment Securities
                                   --------------------------    --------------------------------------
                                     Carrying        Average       Carrying      Average         Market
                                       Value        Yield/(1)/      Value       Yield/(1)/       Value
                                       -----         --------       -----       ---------        ------
                                                                 (In thousands)
Available for Sale:
------------------
U.S. government agency
  securities...................        $ 9,987           6.92%       $15,042         6.63%       $15,042
Mortgage-backed securities.....            215           5.32            215         5.32            215
Obligations of state and
  political subdivisions.......            100           9.41          6,249         6.02          6,249
Corporate securities...........            497           7.33         13,959         7.20         13,959
Commercial paper...............             --             --         34,383         3.13         34,383
Equity securities/(2)/.........            212           5.04            212         5.04            212
                                        ------                        ------                      ------
     Total.....................        $11,011           6.87%       $70,060         4.55%       $70,060
                                        ======         ======         ======       ======         ======

Held to Maturity
----------------
Obligations of state and
  political subdivisions.......            --              --%           414        10.35%           450
Corporate securities...........            --              --             --           --             --
                                        -----                         ------                      ------
     Total.....................        $   --              --%       $   414        10.35%       $   450
                                        =====          ======         ======        =====         ======

------------------------
/(1)/ Weighted average yields have been computed on a taxable equivalent basis assuming a federal income tax rate of 34%.

/(2)/ Equity investments that do not have readily determinable fair values are reported in Other Assets.

SOURCES OF FUNDS

         General. Deposits are the major source of the Bank's funds for lending and other investment purposes. Borrowings may be used on a short-term basis to compensate for reductions in the availability of funds from other sources. In addition to deposits and borrowings, the Bank derives funds from loan principal repayments, and proceeds from the sale of investment securities. Loan payments are a relatively stable source of funds, while deposit inflows are significantly influenced by general interest rates and money market conditions. They also may be used on a longer-term basis for interest rate risk management and general business purposes.

         Deposits. The Bank offers a variety of deposit accounts, although a majority of deposits are in fixed-term, market-rate certificate accounts. Deposit account terms vary, primarily as to the required minimum balance amount, the amount of time that the funds must remain on deposit and the applicable interest rate.

JUMBO CERTIFICATES OF DEPOSIT

         The following table shows the amount of the Bank's certificates of deposit of $100,000 or more by time remaining until maturity as of December 31, 2001:

                                                                  Certificates
Maturity Period                                                     of Deposit
---------------                                                     ----------
                                                                 (In thousands)
Within three months...................................               $  24,468
Three through six months..............................                   7,304
Six through twelve months.............................                   9,712
Over twelve months....................................                   3,213
                                                                       -------
                                                                     $  44,697
                                                                      ========

         Borrowings. The Bank may obtain advances from the FHLB of Pittsburgh to supplement its supply of lendable funds. Advances from the FHLB of Pittsburgh are typically secured by a pledge of the Bank's stock in the FHLB of Pittsburgh and a portion of the Bank's first mortgage loans and certain other assets. Each FHLB credit program has its own interest rate, which may be fixed or variable, and range of maturities. The Bank, if the need arises, may also access the Federal Reserve Bank discount window to supplement its supply of lendable funds and to meet deposit withdrawal requirements.

         The following table sets forth information concerning short-term FHLB advances and securities sold under agreements to repurchase during the periods indicated.

                                                               At or For the Years
                                                               Ended December 31,
                                                   -------------------------------------------
                                                      2001             2000            1999
                                                     -------          -------         -------
                                                           (In thousands)
Average outstanding.............................     $ 7,298          $ 5,902         $ 5,653
Maximum amount outstanding at any
  month-end during the year.....................      10,085            8,361          12,895
Weighted average interest rate during
   the year.....................................        2.45%            4.74%           3.46%
Total short-term borrowings at end of period....       8,252            4,157           8,185
Weighted Year End Rate..........................        1.32%            4.82%           4.50%

PERSONNEL

         As of December 31, 2001, the Registrant had 75 full-time employees and 30 part-time employees. The employees are not represented by a collective bargaining unit. The Registrant believes its relationship with its employees to be satisfactory.

TRUST ACTIVITIES

         The Bank operates a Trust Department which provides estate planning, investment management and financial planning to customers. At December 31, 2001, the Bank acted as trustee for $19.1 million of assets of which $7.8 million is non-discretionary with no investment authority.

REGULATION

         Set forth below is a brief description of certain laws which relate to the regulation and supervision of the Corporation and the Bank. The description does not purport to be complete and is qualified in its entirety by reference to applicable laws and regulations.

REGULATION OF THE CORPORATION

         General. The Corporation is a bank holding company under the Bank Holding Company Act of 1956, as amended, and is also subject to regulation and supervision by the Board of Governors of the Federal Reserve System and by the Pennsylvania Department of Banking. The Corporation is also required to file annually a report of its operations with, and is subject to examination by, the Federal Reserve and the Pennsylvania Department of Banking. This regulation and oversight is generally intended to ensure that the Corporation limits its activities to those allowed by law and that it operates in a safe and sound manner without endangering the financial health of its subsidiary bank.

         Under the Bank Holding Company Act, the Corporation must obtain the prior approval of the Federal Reserve before it is able to acquire control of another bank or bank holding company, merge or consolidate with another bank holding company, acquire all or substantially all of the assets of another bank or bank holding company, or acquire direct or indirect ownership or control of any voting shares of any bank or bank holding company if, after such acquisition, the bank holding company would directly or indirectly own or control more than 5% of such shares.

         Federal statutes impose restrictions on the ability of a bank holding company and its nonbank subsidiaries to obtain extensions of credit from its subsidiary bank, on the subsidiary bank's investments in the stock or securities of the holding company, and on the subsidiary bank's taking of the holding company's stock or securities as collateral for loans to any borrower. A bank holding company and its subsidiaries are also prevented from engaging in certain tie-in arrangements in connection with any extension of credit, lease or sale of property, or furnishing of services by the subsidiary bank.

         A bank holding company is required to serve as a source of financial and managerial strength to its subsidiary banks and may not conduct its operations in an unsafe or unsound manner. In addition, it is the policy of the Federal Reserve that a bank holding company should stand ready to use available resources to provide adequate capital to its subsidiary banks during periods of financial stress or adversity and should maintain the financial flexibility and capital-raising capacity to obtain additional resources for assisting its subsidiary banks. A bank holding company's failure to meet its obligations to serve as a source of strength to its subsidiary banks will generally be considered by the Federal Reserve to be an unsafe and unsound banking practice or a violation of the Federal Reserve regulations, or both.

         Non-Banking Activities. The business activities of the Corporation, as a bank holding company, are restricted by the Bank Holding Company Act. Under the Bank Holding Company Act and the Federal Reserve's bank holding company regulations, the Corporation may only engage in, or acquire or control voting securities or assets of a company engaged in,

         1. banking or managing or controlling banks and other subsidiaries authorized under the Bank Holding Company Act; and

         2. any Bank Holding Company Act activity the Federal Reserve has determined to be so closely related to banking or managing or controlling banks to be a proper incident thereto.

These include any incidental activities necessary to carry on those activities, as well as a lengthy list of activities that the Federal Reserve has determined to be so closely related to the business of banking.

         Financial Modernization. The Gramm-Leach-Bliley Act permits greater affiliation among banks, securities firms, insurance companies, and other companies under a new type of financial services company known as a "financial holding company." A financial holding company essentially is a bank holding company with significantly expanded powers. Financial holding companies are authorized by statute to engage in a number of financial activities previously impermissible for bank holding companies, including securities underwriting, dealing and market making; sponsoring mutual funds and investment companies; insurance underwriting and agency; and merchant banking activities. The act also permits the Federal Reserve and the Treasury Department to authorize additional activities for financial holding companies if they are "financial in nature" or "incidental" to financial activities. A bank holding company may become a financial holding company if each of its subsidiary banks is well capitalized, well managed, and has at least a "satisfactory" CRA rating. A financial holding company must provide notice to the Federal Reserve within 30 days after commencing activities previously determined by statute or by the Federal Reserve and Department of the Treasury to be permissible. The Corporation has not submitted notice to the Federal Reserve of its intent to be deemed a financial holding company.

         Regulatory Capital Requirements. The Federal Reserve has adopted capital adequacy guidelines pursuant to which it assesses the adequacy of capital in examining and supervising a bank holding company and in analyzing applications to it under the Bank Holding Company Act. The Federal Reserve's capital adequacy guidelines are similar to those imposed on the Bank by the Federal Deposit Insurance Corporation. See "Regulation of the Bank - Regulatory Capital Requirements."

         Restrictions on Dividends. The Pennsylvania Banking Code states, in part, that dividends may be declared and paid only out of accumulated net earnings and may not be declared or paid unless surplus (retained earnings) is at least equal to contributed capital. The Bank has not declared or paid any dividends that have caused its retained earnings to be reduced below the amount required. Finally, dividends may not be declared or paid if the Bank is in default in payment of any assessment due the Federal Deposit Insurance Corporation.

         The Federal Reserve has issued a policy statement on the payment of cash dividends by bank holding companies, which expresses the Federal Reserve's view that a bank holding company should pay cash dividends only to the extent that the holding company's net income for the past year is sufficient to cover both the cash dividends and a rate of earnings retention that is consistent with the holding company's capital needs, asset quality and overall financial condition. The Federal Reserve also indicated that it would be inappropriate for a company experiencing serious financial problems to borrow funds to pay dividends. Furthermore, under the federal prompt corrective action regulations, the Federal Reserve may prohibit a bank holding company from paying any dividends if the holding company's bank subsidiary is classified as "undercapitalized."

REGULATION OF THE BANK

         General. As a Pennsylvania chartered bank with deposits insured by the Bank Insurance Fund of the Federal Deposit Insurance Corporation, the Bank is subject to extensive regulation and examination by the Pennsylvania Department of Banking and by the Federal Deposit Insurance Corporation, which insures its deposits to the maximum extent permitted by law. The federal and state laws and regulations applicable to banks regulate, among other things, the scope of their business, their investments, the reserves required to be kept against deposits, the timing of the availability of deposited funds and the nature and amount of and collateral for certain loans. The laws and regulations governing the Bank generally have been promulgated to protect depositors and not for the purpose of protecting stockholders. This regulatory structure also gives the federal and state banking agencies extensive discretion in connection with their supervisory and enforcement activities and examination policies, including policies with respect to the classification of assets and the establishment of adequate loan loss reserves for regulatory purposes. Any change in such regulation, whether by the Pennsylvania Department of Banking, the Federal Deposit Insurance Corporation or the United States Congress, could have a material impact on the Registrant and our operations.

         Federal law provides the federal banking regulators, including the Federal Deposit Insurance Corporation and the Federal Reserve, with substantial enforcement powers. This enforcement authority includes, among other things, the ability to assess civil money penalties, to issue cease-and-desist or removal orders, and to initiate injunctive actions against banking organizations and institution-affiliated parties, as defined. In general, these enforcement actions may be initiated for violations of laws and regulations and unsafe or unsound practices. Other actions or inactions may provide the basis for enforcement action, including misleading or untimely reports filed with regulatory authorities.

         Pennsylvania Banking Law. The Pennsylvania Banking Code contains detailed provisions governing the organization, location of offices, rights and responsibilities of trustees, officers, and employees, as well as corporate powers, savings and investment operations and other aspects of the Bank and its affairs. The code delegates extensive rule-making power and administrative discretion to the Pennsylvania Department of Banking so that the supervision and regulation of state-chartered banks may be flexible and readily responsive to changes in economic conditions and in savings and lending practices.

         Federal Deposit Insurance. The Federal Deposit Insurance Corporation is an independent federal agency that insures the deposits, up to prescribed statutory limits, of federally insured banks and savings institutions and safeguards the safety and soundness of the banking and savings industries. The Federal Deposit Insurance Corporation administers two separate insurance funds, the Bank Insurance Fund, which generally insures commercial bank and state savings bank deposits, and the Savings Association Insurance Fund, which generally insures savings association deposits. The Bank is a member of the Bank Insurance Fund and its deposits are insured by the Federal Deposit Insurance Corporation, up to prescribed limits.

         The Federal Deposit Insurance Corporation is authorized to establish separate annual deposit insurance assessment rates for members of the Bank Insurance Fund and the Savings Association Insurance Fund, and to increase assessment rates if it determines such increases are appropriate to maintain the reserves of either insurance fund. In addition, the Federal Deposit Insurance Corporation is authorized to levy emergency special assessments on Bank Insurance Fund and Savings Association Insurance Fund members. The Federal Deposit Insurance Corporation's deposit insurance premiums are assessed through a risk-based system under which all insured depository institutions are placed into one of nine categories and assessed insurance premiums based upon their level of capital and supervisory evaluation. The Federal Deposit Insurance Corporation has set the deposit insurance assessment rates for Savings Association Insurance Fund member institutions for the first six months of 2001 at 0% to .027% of insured deposits on an annualized basis, with the assessment rate for most institutions set at 0%.

         In addition, all institutions with deposits insured by the Federal Deposit Insurance Corporation are required to pay assessments to fund interest payments on bonds issued by the Financing Corporation, an agency of the Federal government established to recapitalize the predecessor to the Savings Association Insurance Fund. The assessment rate for 2001 is approximately .019% of insured deposits. These assessments will continue until the Financing Corporation bonds mature in 2017.

         Regulatory Capital Requirements. The Federal Deposit Insurance Corporation has promulgated capital adequacy requirements for state-chartered banks that, like us, are not members of the Federal Reserve System. At December 31, 2001, the Bank exceeded all regulatory capital requirements and were classified as "well capitalized."

         The Federal Deposit Insurance Corporation's capital regulations establish a minimum 3% Tier 1 leverage capital requirement for the most highly rated state-chartered, non-member banks, with an additional cushion of at least 100 to 200 basis points for all other state-chartered, non-member banks, which effectively increases the minimum Tier 1 leverage ratio for such other banks to 4% to 5% or more. Under the Federal Deposit Insurance Corporation's regulation, the highest-rated banks are those that the Federal Deposit Insurance Corporation determines are not anticipating or experiencing significant growth and have well diversified risk, including no undue interest rate risk exposure, excellent asset quality, high liquidity, good earnings and, in general, which are considered a strong banking organization, rated composite 1 under the Uniform Financial Institutions Rating System. Tier 1 or core capital is defined as the sum of common stockholders' equity (including retained earnings), noncumulative perpetual preferred stock and related surplus, and minority interests in consolidated subsidiaries, minus all intangible assets other than certain purchased mortgage servicing rights and purchased credit card relationships.

         The Federal Deposit Insurance Corporation's regulations also require that state-chartered, non- member banks meet a risk-based capital standard. The risk-based capital standard requires the maintenance of total capital (which is defined as Tier 1 capital and supplementary (Tier 2) capital) to risk weighted assets of 8%. In determining the amount of risk-weighted assets, all assets, plus certain off balance sheet assets, are multiplied by a risk-weight of 0% to 100%, based on the risks the Federal Deposit Insurance Corporation believes are inherent in the type of asset or item. The components of Tier 1 capital for the risk-based standards are the same as those for the leverage capital requirement. The components of supplementary (Tier 2) capital include cumulative perpetual preferred stock, mandatory subordinated debt, perpetual subordinated debt, intermediate-term preferred stock, up to 45% of unrealized gains on equity securities and a bank's allowance for loan and lease losses. Allowance for loan and lease losses includable in supplementary capital is limited to a maximum of 1.25% of risk-weighted assets. Overall, the amount of supplementary capital that may be included in total capital is limited to 100% of Tier 1 capital.

         A bank that has less than the minimum leverage capital requirement is subject to various capital plan and activities restriction requirements. The Federal Deposit Insurance Corporation's regulations also provide that any insured depository institution with a ratio of Tier 1 capital to total assets that is less than 2.0% is deemed to be operating in an unsafe or unsound condition pursuant to Section 8(a) of the Federal Deposit Insurance Act and could be subject to potential termination of deposit insurance.

         The Bank is subject to minimum capital requirements imposed by the Pennsylvania Department of Banking on Pennsylvania-chartered depository institutions. Under the Pennsylvania Department of Banking's capital regulations, a Pennsylvania bank or savings bank must maintain a minimum leverage ratio of Tier 1 capital (as defined under the Federal Deposit Insurance Corporation's capital regulations) to total assets of 4%. In addition, the Pennsylvania Department of Banking has the supervisory discretion to require a higher leverage ratio for any institutions based on the institution's substandard performance in any of a number of areas. The Bank was in compliance with both the Federal Deposit Insurance Corporation and the Pennsylvania Department of Banking capital requirements as of December 31, 2001.

         Affiliate Transaction Restrictions. Federal laws strictly limit the ability of banks to engage in transactions with their affiliates, including their bank holding companies. Such transactions between a subsidiary bank and its parent company or the nonbank subsidiaries of the bank holding company are limited to 10% of a bank subsidiary's capital and surplus and, with respect to such parent company and all such nonbank subsidiaries, to an aggregate of 20% of the bank subsidiary's capital and surplus. Further, loans and extensions of credit generally are required to be secured by eligible collateral in specified amounts. Federal law also requires that all transactions between a bank and its affiliates be on terms as favorable to the bank as transactions with non-affiliates.

         Federal Home Loan Bank System. The Bank is a member of the Federal Home Loan Bank of Pittsburgh, which is one of 12 regional Federal Home Loan Banks. Each Federal Home Loan Bank serves as a reserve or central bank for its members within its assigned region. It is funded primarily from funds deposited by member institutions and proceeds from the sale of consolidated obligations of the Federal Home Loan Bank system. It makes loans to members (i.e., advances) in accordance with policies and procedures established by the board of trustees of the Federal Home Loan Bank.

         As a member, the Bank is required to purchase and maintain stock in the Federal Home Loan Bank of Pittsburgh in an amount equal to the greater of 1% of its aggregate unpaid residential mortgage loans, home purchase contracts or similar obligations at the beginning of each year or 5% of our outstanding advances from the Federal Home Loan Bank. At December 31, 2001, the Bank was in compliance with this requirement.

         Federal Reserve System. The Federal Reserve requires all depository institutions to maintain non-interest bearing reserves at specified levels against their transaction accounts (primarily checking and NOW accounts) and non-personal time deposits. The balances maintained to meet the reserve requirements imposed by the Federal Reserve may be used to satisfy the liquidity requirements that are imposed by the Department. At December 31, 2001, the Bank met its reserve requirements.

         Loans to One Borrower. Under Pennsylvania and federal law, commercial banks have, subject to certain exemptions, lending limits to one borrower in an amount equal to 15% of the institution's capital accounts. An institution's capital account includes the aggregate of all capital, surplus, undivided profits, capital securities and general reserves for loan losses. As of December 31, 2001, loans-to-one borrower limitation was $3.3 million and the Bank was in compliance with such limitation.

ITEM 2. DESCRIPTION OF PROPERTY
-------------------------------

         (a) The Company operates from its main office, an operational center, and four branch offices, as described in "Item 1 - Description of Business." All offices are owned except for two branch offices and the operations center. The leases have initial terms of between 5-20 years, with renewal options for additional years.

         (b) Investment Policies. See "Item 1. Business" above for a general description of the Registrant's investment policies and any regulatory or Board of Director's percentage of assets limitations regarding certain investments. The Registrant's investments are primarily to produce income, and to a lesser extent, possible capital gain.

                  (1) Investments in Real Estate or Interests in Real Estate. See "Item 1. Business - Lending Activities and - Regulation," and "Item
2. Description of Property."

                  (2) Investments in Real Estate Mortgages. See "Item 1. Business - Lending Activities and - Regulation.

                  (3) Investments in Securities of or Interests in Persons Primarily Engaged in Real Estate Activities. See "Item 1. Business - Lending Activities and - Regulation.

         (c)      Description of Real Estate and Operating Data. Not applicable.

ITEM 3.  LEGAL PROCEEDINGS
--------------------------

         There are various claims and lawsuits in which Registrant is periodically involved, such as claims to enforce liens, condemnation proceedings on properties in which Registrant holds security interests, claims involving the making and servicing of real property loans, and other issues incident to Registrant's business. In the opinion of management, no material loss is expected from any of the pending claims or lawsuits.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
------------------------------------------------------------

         Not applicable.

                                       PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
-----------------------------------------------------------------

         Information relating to the market for Registrant's common equity and related stockholder matters appears under " Stock Market Information" in the Registrant's Annual Report to Stockholders for the fiscal year ended December 31, 2001 ("Annual Report") and is incorporated herein by reference.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
------------------------------------------------------------------

         The information contained in the section captioned "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Annual Report is incorporated herein by reference.

ITEM 7.  FINANCIAL STATEMENTS
-----------------------------

         The Registrant's financial statements listed in Item 13 are incorporated herein by reference.

ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
------------------------------------------------------------------------
FINANCIAL DISCLOSURE
--------------------

         None.

                                   PART III

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS:
----------------------------------------------------------------------
COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.
--------------------------------------------------

         The information required under this item is incorporated herein by reference to the Proxy Statement for the 2002 Annual Meeting (the "Proxy Statement") contained under the sections captioned "Section 16(a) Beneficial Ownership Reporting Compliance," and "Election of Directors."

ITEM 10.  EXECUTIVE COMPENSATION
--------------------------------

         The information required by this item is incorporated by reference to the Proxy Statement contained under the section captioned "Director and Executive Officer Compensation."

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
------------------------------------------------------------------------

         (a)      Security Ownership of Certain Beneficial Owners
         (b)      Security Ownership of Management

                  The information required by items (a) and (b) is incorporated herein by reference to the Proxy Statement contained under the sections captioned "Principal Holders" and "Election of Directors."

         (c) Management of the Corporation knows of no arrangements, including any pledge by any person of securities of the Corporation, the operation of which may at a subsequent date result in a change in control of the Corporation.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
--------------------------------------------------------

         The information required by this item is incorporated herein by reference to the section captioned "Certain Relationships and Related Transactions" in the Proxy Statement.

ITEM 13.  EXHIBITS, LISTS AND REPORTS ON FORM 8-K
-------------------------------------------------

         (a)      The following documents are filed as a part of this report:

         (1) The consolidated balance sheet of Dimeco, Inc. as of December 31, 2001 and 2000 and the related consolidated statements of income, changes in shareholders' equity and cash flows for each of the three years in the period ended December 31, 2001, together with the related notes and the independent auditors' report of S.R. Snodgrass, A.C., independent certified public accountants for the three years ended December 31, 2001.

         (2)      Schedules omitted as they are not applicable.

         3. The following exhibits are included in this Report or incorporated herein by reference:

         (a)      List of Exhibits:
                  3(i)    Articles of Incorporation of Dimeco, Inc.*
                  3(ii)   Amended Bylaws of Dimeco, Inc.
                  10.1    2000 Independent Stock Option Plan**
                  10.2    2000 Stock Incentive Plan***
                  10.3    Form of Salary Continuation Plan for Executive
                          Officers
                  10.4    Form of Deferred Compensation Plan for Directors
                  10.5    Form of Split Dollar Agreement with a Director
                  13      Portions of the Annual Report to Stockholders for the
                          fiscal year ended December 31, 2001
                  21      Subsidiary of the Registrant (See Item 1 --
                          Description of Business -- General)
                  23      Consent of S.R. Snodgrass, A.C.

         (b) On December 14, 2001, the Registrant filed a Form 8-K (Items 5 and 7) to announce that the Executive Vice President of the Company and Bank was also appointed the Chief Executive Officer of the Company, effective January 1, 2002.

------------------------
* Incorporated by reference to the Exhibit 3A to the Form S-4 (33-58936) filed with the Commission on February 26, 1993.
** Incorporated by reference to Exhibit 99.1 to the Form S-8 (File No. 333-69420) filed with the Commission on September 14, 2001.
*** Incorporated by reference to Exhibit 99.1 to the Form S-8 (File No. 333-69416) filed with the Commission on September 14, 2001.

                                  SIGNATURES

         In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed as of March 25, 2002 on its behalf by the undersigned, thereunto duly authorized.

                                     DIMECO, INC.

                                     By:     /s/ Gary C. Beilman
                                             ----------------------------------
                                             Gary C. Beilman
                                             Chief Executive Officer
                                             (duly authorized representative)

         In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated as of March 25, 2002.

/s/ William E. Schwarz               /s/ Joseph J. Murray
-----------------------------        ------------------------------------------
William E. Schwarz                           Joseph J. Murray
Chairman of the Board of Directors           President and Director

/s/ Gary C. Beilman                          /s/ Robert E. Genirs
-------------------------------------        ----------------------------------
Gary C. Beilman                              Robert E. Genirs
Chief Executive Officer                      Director
(Principal Executive Officer)

/s/ Barbara Jean Genzlinger                  /s/ John S. Kiesendahl
-------------------------------------        ----------------------------------
Barbara Jean Genzlinger                      John S. Kiesendahl
Director                                     Director

/s/ Thomas A. Peifer                         /s/ Henry M. Skier
-------------------------------------        ----------------------------------
Thomas A. Peifer                             Henry M. Skier
Director                                     Director

/s/ John F. Spall                            /s/ Maureen H. Beilman
-------------------------------------        ----------------------------------
John F. Spall                                Maureen H. Beilman
Secretary and Director                       Chief Financial Officer and
                                             Treasurer (Principal Accounting
                                             Officer)