Form 10QSB
period 2002-03-31
DIMECO INC
filed 2002-05-15
CIK 898037

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                  FORM 10-QSB

       [X] QUARTERLY REPORT UNDER SECTION 13 OF 15(d) OF THE SECURITIES
                             EXCHANGE ACT OF 1934
                 For the quarterly period ended March 31, 2002


      [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

    For the transition period from _______________ to ____________

                        Commission file Number 33-58936

                                 Dimeco, Inc.
           --------------------------------------------------------
            (Exact name of registrant as specified in its charter)

                    Pennsylvania                     23-2250152
            -------------------------------       ------------------
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

                                Not Applicable
                         ----------------------------
             (Former name, former address and former fiscal year,
                         if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Sections 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days.  Yes   X    No
                                                                ---      ---

The aggregate market value of the voting stock held by non-affiliates of the registrant based on a closing sale price: $26,500,000 on April 30, 2002.

As of April 30, 2002, the registrant had outstanding 751,648 shares of its common stock, par value $.50 share.

                                 Dimeco, Inc.
                                     INDEX
                                                                          Page
                                                                         -------

PART I - FINANCIAL INFORMATION

 Item 1. Financial Statements

         Consolidated Balance Sheet (unaudited) as of March 31,
          2002 and December 31, 2001                                        3

         Consolidated Statement of Income (unaudited) for the
          three months ended March 31, 2002 and 2001                        4

         Consolidated Statement of Comprehensive Income (unaudited)
          for the three months ended March 31, 2002 and 2001                5

         Consolidated Statement of Changes in Stockholders' Equity
          (unaudited) for the three months ended March 31,2002              6

         Consolidated Statement of Cash Flows (unaudited) for
          the three months ended March 31, 2002 and 2001                    7

         Notes to Consolidated Financial Statements (unaudited)           8-9

 Item 2. Management's Discussion and Analysis of Financial
         Condition and Results of Operation                             10-13


PART II - OTHER INFORMATION

 Item 1.  Legal Proceedings                                                14

 Item 2.  Changes in Securities                                            14

 Item 3.  Default Upon Senior Securities                                   14

 Item 4.  Submissions of Matters to a Vote of Security Holders             14

 Item 5.  Other Information                                                14

 Item 6.  Exhibits and Reports on Form 8-K                                 14

SIGNATURES                                                                 15

                                 Dimeco, Inc.
                    CONSOLIDATED BALANCE SHEET (unaudited)

(dollars in thousands)                                                                   March 31,         December 31,
                                                                                           2002                2001
                                                                                      ---------------     --------------
Assets
Cash and due from banks                                                               $         5,961     $        7,147
Interest-bearing deposits in other banks                                                        2,815                153
Federal funds sold                                                                              5,000              3,060
                                                                                      ----------------    ---------------
     Total cash and cash equivalents                                                           13,776             10,360

Mortgage loans held for sale                                                                      374                527
Investment securities available for sale                                                       64,695             70,060
Investment securities held to maturity (market value of $452 and $450)                            417                414

Loans (net of unearned income of $728 and $766)                                               162,542            161,740
Less allowance for loan losses                                                                  2,519              2,373
                                                                                      ----------------    ---------------
     Net loans                                                                                160,023            159,367

Premises and equipment                                                                          4,009              4,024
Accrued interest receivable                                                                     1,340              1,257
Other assets                                                                                    2,953              2,865
                                                                                      ----------------    ---------------
TOTAL ASSETS                                                                          $       247,587     $      248,874
                                                                                      ================    ===============

Liabilities
Deposits:
   Noninterest-bearing                                                                $        19,423     $       22,319
   Interest-bearing                                                                           189,599            188,066
                                                                                      ----------------    ---------------
     Total deposits                                                                           209,022            210,385

Short-term borrowings                                                                           9,876              8,252
Other borrowed funds                                                                            4,000              4,000
Accrued interest payable                                                                          938              1,166
Other liabilities                                                                               1,409              3,120
                                                                                      ----------------    ---------------
  TOTAL LIABILITIES                                                                           225,245            226,923
                                                                                      ----------------    ---------------

Stockholders' Equity
Common stock, $.50 par value; 3,000,000 shares authorized;
749,666 and 746,785 shares issued                                                                 375                374
Capital surplus                                                                                 3,456              3,349
Retained earnings                                                                              18,214             17,762
Accumulated other comprehensive gain                                                              342                484
Treasury stock at cost (1,200 and 500 shares)                                                     (45)               (18)
                                                                                      ----------------    ---------------
  TOTAL STOCKHOLDERS' EQUITY                                                                   22,342             21,951
                                                                                      ----------------    ---------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                            $       247,587     $      248,874
                                                                                      ================    ===============

See accompanying notes to the unaudited consolidated financial statements.

                                 Dimeco, Inc.
                 CONSOLIDATED STATEMENT OF INCOME (unaudited)

(dollars in thousands, except per share)


For the three months ended March 31,                                                        2002           2001
                                                                                        -------------   ------------
Interest Income
Interest and fees on loans                                                              $      3,070    $     3,516
Interest-bearing deposits in other banks                                                           6             19
Federal funds sold                                                                                14             53
Investment securities:
  Taxable                                                                                        716            672
  Exempt from federal income tax                                                                  61             69
                                                                                        -------------   ------------
     Total interest income                                                                     3,867          4,329
                                                                                        -------------   ------------

Interest Expense
Deposits                                                                                       1,388          1,951
Short-term borrowings                                                                             26             56
Other borrowed funds                                                                              66             66
                                                                                        -------------   ------------
     Total interest expense                                                                    1,480          2,073
                                                                                        -------------   ------------

Net Interest Income                                                                            2,387          2,256

Provision for loan losses                                                                        224            225
                                                                                        -------------   ------------
Net Interest Income, After Provision for Loan Losses                                           2,163          2,031
                                                                                        -------------   ------------

Noninterest Income
Services charges on deposit accounts                                                             121            120
Mortgage loans held for sale gains, net                                                          118             25
Other income                                                                                     166            148
                                                                                        -------------   ------------
     Total noninterest income                                                                    405            293
                                                                                        -------------   ------------

Noninterest Expense
Salaries and employee benefits                                                                   751            676
Occupancy expense, net                                                                           135            146
Furniture and equipment expense                                                                  117            113
Other expense                                                                                    464            443
                                                                                        -------------   ------------
     Total noninterest expense                                                                 1,467          1,378
                                                                                        -------------   ------------

Income before income taxes                                                                     1,101            946
Income taxes                                                                                     350            297
                                                                                        -------------   ------------
    NET INCOME                                                                          $        751    $       649
                                                                                        =============   ============

Earnings per Share - basic                                                              $       1.00    $      0.87
                                                                                        =============   ============
Earnings per share - diluted                                                            $       0.98    $      0.87
                                                                                        =============   ============

Average shares outstanding - basic                                                           749,928        741,504
Average shares outstanding - diluted                                                         766,104        747,931


See accompanying notes to unaudited consolidated financial statements.

                                  Dimeco, Inc.
          CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (unaudited)

(dollars in thousands)

                                                                                   Three Months Ended March 31,
                                                                                2002                          2001
                                                                            ------------                 -------------
Net Income                                                                  $        751                 $         649
Other comprehensive Income:
Unrealized losses (gains) on available for sale securities                  $       (215)                $         352
                                                                            ------------                 -------------
Other comprehensive income before tax                                               (215)                          352
Income tax expense related to other comprehensive income                             (73)                          120
                                                                            ------------                  ------------
Other comprehensive income, net of tax                                              (142)                          232
                                                                            ------------                  ------------
Comprehensive income                                                        $        609                  $        881
                                                                            ============                  ============




See accompanying notes to unaudited consolidated financial statements.

                                  Dimeco, Inc.
     CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (unaudited)

                                                                                             Net Unrealized
(dollars in thousands)                                      Common                  Retained   Gain (Loss)   Treasury  Stockholders'
                                                            Stock         Surplus   Earnings  on Securities    Stock     Equity
                                                            -------       -------   --------  -------------  --------  ------------
Balance, December 31, 2001                                  $   374       $ 3,349    17,762      $  484      $  (18)    $ 21,951

Net Income                                                                              751                                  751
Other comprehensive income:
Net unrealized gain on available for sale securities                                               (142)                    (142)
Dividend reinvestment plan                                        1           107                                18          126
Purchase treasury stock                                                                                         (45)         (45)
Cash dividends ($.40 per share)                                                        (299)                                (299)
                                                            -------       -------    ------      ------      ------     --------
Balance, March 31, 2002                                     $   375       $ 3,456    18,214      $  342      $  (45)    $ 22,342
                                                            =======       =======    ======      ======      ======     ========

See accompanying notes to the unaudited consolidated financial statements.

                                 Dimeco, Inc.
               CONSOLIDATED STATEMENT OF CASH FLOWS (unaudited)

(dollars in thousands)
For the three months ended March 31,                                    2002             2001
                                                                -----------------  -----------------
Operating Activities:
Net income                                                         $          751  $             649
Adjustments to reconcile net income to net
  cash provided by operating activities:
     Provision for loan losses                                                224                225
     Depreciation/amortization of software                                    116                138
     Amortization of premium and discount
        on investment securities, net                                        (209)              (197)
      Origination of loans held for sale                                   (5,377)            (1,984)
      Proceeds of loans held for sale                                       5,584              2,032
     Mortgage loans held for sale, net gains                                 (118)               (25)
     Decrease (increase) in accrued interest receivable                       (84)               106
     Decrease in accrued interest payable                                    (227)                (6)
     Deferred income taxes                                                    (38)               (23)
     Other, net                                                               281               (264)
                                                                   --------------   ----------------
     Net cash provided by operating activities                                903                651
                                                                   --------------   ----------------

Investing Activities:
Investment securities available for sale:
   Proceeds from maturities or  paydown                                    41,215             25,509
   Purchases                                                              (37,859)           (23,321)
Net increase in loans                                                        (878)               778
Purchase of premises and equipment                                            (95)              (101)
Proceeds from sale of other real estate owned                                  87                 42
                                                                   --------------   ----------------
     Net cash provided by investing activities                              2,470              2,907
                                                                   --------------   ----------------

Financing Activities:
Increase (decrease) in deposits, net                                       (1,362)             2,398
Increase in short-term borrowings                                           1,624              2,208
Proceeds from dividend reinvestment plan                                      125                112
Purchase of treasury stock                                                    (45)                --
Cash dividends paid                                                          (299)              (259)
                                                                   --------------   ----------------
     Net cash provided by financing activities                                 43              4,459
                                                                   --------------   ----------------

Increase in cash and cash equivalents                                       3,416              8,017
Cash and cash equivalents at beginning of period                           10,360              5,356
                                                                   --------------   ----------------
Cash and cash equivalents at end of period                         $       13,776   $         13,373
                                                                   ==============   ================


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

 NOTE 2 - RECENT ACCOUNTING PRONOUNCEMENT

 In July 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (FAS) No. 141, Business Combinations, effective for all business combinations initiated after June 30, 2001, as well as all business combinations accounted for by the purchase method that are completed after June 30, 2001. The new statement requires that the purchase method of accounting be used for all business combinations and prohibits the use of the pooling-of-interests method. The adoption of FAS No. 141 did not have a material effect on the Company's financial position or results of operations.

 In July 2001, the FASB issued FAS No. 142, Goodwill and Other Intangible Assets, effective for fiscal years beginning after December 15, 2001. The statement changes the accounting for goodwill from an amortization method to an impairment-only approach. Thus, amortization of goodwill, including goodwill recorded in past business combinations, will cease upon adoption of this statement. However, the new statement did not amend FAS No. 72, Accounting for Certain Acquisitions of Banking or Thrift Institutions, which requires recognition and amortization of unidentified intangible assets relating to the acquisition of financial institutions or branches thereof. The FASB has decided to undertake a limited scope project to reconsider the provisions of FAS No. 72 in 2002. Therefore, the adoption of FAS No. 142 did not have a material effect on the Company's financial position or results of operations.

 In August 2001, the FASB issued FAS No. 143, Accounting for Asset Retirement Obligations, which requires that the fair value of a liability be recognized when incurred for the retirement of a long-lived asset and the value of the asset be increased by that amount. The statement also requires that the liability be maintained at its present value in subsequent periods and outlines certain disclosures for such obligations. The adoption of this statement, which is effective January 1, 2003, is not expected to have a material effect on the Company's financial statements.

 In October 2001, the FASB issued FAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. FAS No. 144 supercedes FAS No. 121 and applies to all long-lived assets (including discontinued operations) and consequently amends APB Opinion No. 30, Reporting Results of Operations - Reporting the Effects of Disposal of a Segment of a Business. FAS No. 144 requires that long-lived assets that are to be disposed of by sale be measured at the lower of book value or fair value less costs to sell. FAS No. 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001 and, generally, its provisions are to be applied prospectively. The adoption of this statement is not expected to have a material effect on the Company's financial statements.

 NOTE 3 - EARNINGS PER SHARE

 There are no convertible securities which would affect the numerator in calculating basic and diluted earnings per share; therefore, net income as presented on the Consolidated Statement of Income (unaudited) will be used as the numerator. The following table sets forth the composition of the weighted-average common shares (denominator) used in the basic and diluted earnings per share computation.


(in thousands)
For the three months ended March 31,                                         2002                         2001
                                                                            -------                      -------
Weighted-average common stock outstanding                                   749,093                      742,034
Average treasury stock                                                          835                         (529)
                                                                            -------                      -------
Weighted-average common stock and common stock
 equivalents used to calculate basic earnings per share                     749,928                      741,504

Additional common stock equivalents (stock options)
 used to calculate diluted earnings per share                                16,176                        6,427
                                                                            -------                      -------
Weighted-average common stock and common stock
 equivalents used to calculate diluted earnings per share                   766,104                      747,931
                                                                            -------                      -------

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

                              Financial Condition

Total assets decreased $1,287,000 or .5% from December 31, 2001 to March 31,
2002.

Cash and cash equivalents increased $3,416,000 or 33.0%. Balances with the Federal Reserve Bank of Philadelphia decreased $919,000 based upon a lower value of checks presented for payment. Interest-bearing deposits increased $2,662,000 and federal funds sold increased $1,940,000 as a result of maturities of short-term investments.

Available for sale investment securities decreased $5,365,000 or 7.7% from year end balances due to maturities for which comparable investments were not available. The excess funds were invested in interest-bearing checking accounts and federal funds sold to earn interest while looking for comparable grade
securities in the market.    Using these short-term investments may decrease
earnings for a short time as compared to peer but we feel this strategy will position the Company well for future periods when interest rates rebound.

Deposits decreased $1,363,000 or .6% from December 31, 2001 to March 31, 2002. Noninterest-bearing deposits decreased $2,896,000 or 13.0% over the period while interest-bearing deposits increased $1,533,000 or .8%. Several business customers had increased their deposits temporarily at the end of 2001 and, as expected, used these funds early in the first quarter.

Short-term borrowings, which consist of securities sold under agreements to repurchase, increased $1,624,000 or 19.7% from balances at December 31, 2001. Management uses this product, which is a "sweep" account, for certain commercial customers to compete with products offered by large financial service providers. These accounts will show seasonal variations due to the nature of the businesses utilizing them.

Stockholders' equity increased $391,000 or 1.8% during the period. Net income of $751,000 was offset by payment of $299,000 in dividends. Market value decreases in the available for sale category of $142,000, net of income taxes also served to lower balances. The dividend reinvestment plan added $126,000 to
stockholders' equity.   Management monitors risk-based capital and leverage
capital ratios in order to assess compliance with regulatory guidelines. At March 31, 2002 the Company had total risk-based capital of 12.3% which exceeded the requirement of 8.0%. Tier I risk-based capital was 11.0%, well within the guideline of at least fifty percent of total risk-based capital. The Company's leverage ratio, which by requirement must be at least 3%, was 9.0%.

                             Results of Operations

          Comparison of the three months ended March 31, 2002 and 2001

Earnings of $751,000 during the first quarter of 2002 represented an increase of $102,000 or 15.7% over the same period in 2001.

Interest and fees on loans decreased $446,000 or 12.7% in 2002 over the same
quarter of 2001.   Although the average balance of loans increased $8,515,000,
the average rate of interest earned on the portfolio decreased 1.64%.   The
prime rate of interest dropped from 8.0% at March 31, 2001 to 4.75% at March 31, 2002. Approximately 66% of our loan portfolio is variable rate loans.

Interest earned on taxable investments increased $44,000 or 6.5% during the first three months of 2002 compared to the same period in 2001. The average size of this investment portfolio increased $19,976,000 or 49.5% while the average interest rate earned on these assets decreased 172 basis points to 4.75% for the period. During the first quarter of 2002 management continued to see declines in interest rates earned on the portfolio with the average yield on new purchases of 2.9% versus maturities which had an average yield of 3.3%. We continue to manage the investment portfolio to offer an interest spread to overnight investments while maintaining the liquidity necessary to fund future loan demand or higher interest income within our investment guidelines.

Interest expense on deposits declined $563,000 or 28.9% from 2001 to 2002. Average interest-bearing deposits increased $20,322,000 or 12.1% during the period while the average interest rate paid for these deposits decreased 170 basis points.

Interest paid on short-term borrowings is mainly attributable to interest paid on our cash management product for business customers. Average balances of this product were $8,249,000, representing an increase of $2,800,000 or 51.4% over the first quarter of 2001. While the volume has increased for this product, the average interest rate paid for the period decreased 2.75% to 1.25% in 2002 over the same period in 2001.

Net gains on mortgage loans held for sale increased $93,000 or 372.0% for the first three months of 2002 as compared to the same period in 2001 as a direct result of construction loan activity during 2001. Due to the nature of the construction, these loans were not eligible for sale until construction was complete which occurred in the first quarter of 2002.

Salaries and employee benefits increased $75,000 or 11.1% from 2001 to 2002. This increase is attributable to a number of items including normal salary increases, higher medical insurance premiums, hiring three full time equivalent staff members and higher unemployment insurance rates.



                           Liquidity and Cash Flows

To ensure that the Company can satisfy customer credit needs for current and future commitments and deposit withdrawal requirements, the Bank manages the liquidity position by ensuring that there are adequate short-term funding sources available for those needs. Liquid assets consist of cash and due from banks, federal funds sold, interest-bearing deposits with other banks and investment securities maturing in one year or less. The following table shows these liquidity sources, minus short-term borrowings, as of March 31, 2002 compared to December 31, 2001:


                                                       March 31,                  Dec 31,
                                                         2002                      2001
                                                      ---------                  --------
(dollars in thousands)
Cash and due from banks                                 $ 5,961                  $ 7,147
Interest-bearing deposits with other banks                2,815                      153
Federal funds sold                                        5,000                    3,060
Mortgage loans held for sale                                374                      527
Investment securities maturing in one year or less       33,298                   40,921
                                                        -------                  -------
                                                         47,448                   51,808
Less short-term borrowings                                9,876                    8,252
                                                        -------                  -------
Net liquidity position                                  $37,572                  $43,556
                                                        =======                  =======

As a percent of total assets                               15.2%                    17.5%
                                                        =======                  =======

Management monitors liquidity on a consistent basis and feels that liquidity levels are adequate. In addition to these liquidity sources, the Bank also has the ability to borrow from the Federal Home Loan Bank of Pittsburgh. The maximum borrowing capacity at March 31, 2002 was $44 million.

Management is not aware of any known trends, events or uncertainties that will have or is reasonably likely to have a material effect on the Company's liquidity, capital resources or operations nor is management aware of any current recommendations by regulatory authorities, which if implemented, would have such an effect.

                                 Risk Elements

The table below presents information concerning nonperforming assets including nonaccrual loans, renegotiated loans, loans 90 days or more past due, other real estate loans and repossessed assets at March 31, 2002 and December 31, 2001. A loan is classified as nonaccrual when, in the opinion of management, there are doubts about collectability of interest and principal. At the time the accrual of interest is discontinued, future income is recognized only when cash is received. Renegotiated loans are those loans which terms have been renegotiated to provide a reduction or deferral of principal or interest as a result of the deterioration of the borrower.


                                                                     Mar. 31,   Dec 31,
                                                                       2002      2001
                                                                     -------   --------
(dollars in thousands)
   Loans on nonaccrual basis                                          $  378    $  256
   Loans past due 90 days or more                                         94       360
   Renegotiated loans                                                    520       520
                                                                      ------    ------
   Total nonperforming loans                                             992     1,136
   Other real estate                                                      34       126
   Repossessed assets                                                      2        --
                                                                      ------    ------
       Total nonperforming assets                                     $1,028    $1,262
                                                                      ======    ======

   Nonperforming loans as a percent of total loans                      0.6%      0.7%
                                                                     ======    ======
   Nonperforming assets as a percent of total assets                    0.4%      0.5%
                                                                     ======    ======
   Allowance for loan loss  as a percent of loans                      1.55%     1.47%
                                                                     ======    ======

Management believes the level of the allowance for loan losses at March 31, 2002 is sufficient. The relationship between the allowance for loan losses and outstanding loans is a function of the credit quality and known risk attributed to the loan portfolio. The on-going loan review program and credit approval process is used to determine the adequacy of the allowance for loan losses.

Included in total loans are loans of $520,000 which management has classified as impaired under the terms of Financial Accounting Standards Board Statement No. 114, "Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosure". The related allowance for loan losses on these loans amounted to $88,000 There were no impaired loans without a related allowance for loan losses. The average balance of impaired loans for the period was $520,000.

PART II  -  OTHER INFORMATION

  Item 1 -  Legal Proceedings
            NONE

  Item 2 -  Changes in the rights of the Company's security holders
            NONE

  Item 3 -  Defaults by the Company on its senior securities
            NONE

  Item 4 -  Submissions of matters to a vote of security holders

     The following represents the results of matters submitted to a vote of the stockholders at the Annual Meeting held on April 25, 2002:

1.  Election of Directors:

          The following directors were elected with terms to expire April, 2005:

                               For                                          Withhold Authority
                             ------                                         ------------------
          Robert E. Genirs   479,526                                             16,313
          Joseph J. Murray   479,401                                             16,438
          Thomas A. Peifer   479,572                                             16,267

2. SR Snodgrass was elected as the Company's Independent Auditors for the year ending December 31, 2002 by the following vote:

          For                          478,370
          Abstain                       17,469

  Item 5 -  Other information
            NONE

  Item 6 -  Exhibits and Reports on Form 8-K

  Exhibit Number:


     99     Independent Accountants' Report

                                      SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused the report to be signed on its behalf by the undersigned, thereunto duly authorized.



                         DIMECO, INC.

Date: May 10, 2002       By: /s/ Gary C. Beilman
                            ----------------------------------
                            Gary C. Beilman
                            Executive Vice President and Chief Executive Officer


Date: May 10, 2002       By: /s/ Maureen H. Beilman
                            ----------------------------------
                            Maureen H. Beilman
                            Chief Financial Officer