Form 10QSB
period 2002-06-30
DIMECO INC
filed 2002-08-14
CIK 898037

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

        [X] QUARTERLY REPORT UNDER SECTION 13 OF 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
                  For the quarterly period ended June 30, 2002


       [_] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
           For the transition period from __________________ to

                         Commission file Number 33-58936

                                  Dimeco, Inc.
                               ---------------
             (Exact name of registrant as specified in its charter)

                 Pennsylvania                           23-2250152
              ----------------------------------------------------
                (State or other jurisdiction of (I.R.S. Employer
               incorporation or organization) Identification No.)

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

                                 Not Applicable
                            -------------------
   (Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Sections 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days. Yes  X    No
                                                              ---

The aggregate market value of the voting stock held by non-affiliates of the registrant based on a closing sale price: $26,600,000 on July 31, 2002.

As of July 31, 2002, the registrant had outstanding 754,483 shares of its common stock, par value $.50 share.

                                  Dimeco, Inc.
                                      INDEX

                                                                                 Page
                                                                                 ----
PART I - FINANCIAL INFORMATION

  Item 1. Financial Statements

          Consolidated Balance Sheet (unaudited) as of June 30,
            2002 and December 31, 2001                                              3

          Consolidated Statement of Income (unaudited) for the
            three and six months ended June 30, 2002 and 2001                       4

          Consolidated Statement of Comprehensive Income (unaudited) for the
            three and six months ended June 30, 2002 and 2001                       5

          Consolidated Statement of Changes in Stockholders' Equity                 6
            for the six months ended June 30, 2002

          Consolidated Statement of Cash Flows (unaudited) for
            the six months ended June 30, 2002 and 2001                             7

          Notes to Consolidated Financial Statements (unaudited)                    8

  Item 2. Management's Discussion and Analysis of Financial
          Condition and Results of Operation                                     9-14


PART II - OTHER INFORMATION

  Item 1. Legal Proceedings                                                        15

  Item 2. Changes in Securities                                                    15

  Item 3. Default Upon Senior Securities                                           15

  Item 4. Submissions of Matters to a Vote of Security Holders                     15

  Item 5. Other Information                                                        15

  Item 6. Exhibits and Reports on Form 8-K                                         15

SIGNATURES                                                                         16

                                  Dimeco, Inc.
                     CONSOLIDATED BALANCE SHEET (unaudited)

(dollars in thousands)                                               June 30,          December 31,
                                                                       2002                2001
                                                                    ----------         ------------
Assets
Cash and due from banks                                             $    7,879         $      7,147
Interest-bearing deposits in other banks                                   127                  153
Federal funds sold                                                       1,355                3,060
                                                                    ----------         ------------
     Total cash and cash equivalents                                     9,361               10,360

Mortgage loans held for sale                                               165                  527
Investment securities available for sale                                76,890               70,060
Investment securities held to maturity (market value of
$459 and $450)                                                             420                  414

Loans (net of unearned income of $744 and $766)                        168,029              161,740
Less allowance for loan losses                                           2,679                2,373
                                                                    ----------         ------------
     Net loans                                                         165,350              159,367

Premises and equipment                                                   4,008                4,024
Accrued interest receivable                                              1,341                1,257
Other assets                                                             2,908                2,865
                                                                    ----------         ------------

TOTAL ASSETS                                                        $  260,443         $    248,874
                                                                    ==========         ============

Liabilities
Deposits :
   Noninterest-bearing                                              $   20,064         $     22,319
   Interest-bearing                                                    195,736              188,066
                                                                    ----------         ------------
     Total deposits                                                    215,800              210,385

Short-term borrowings                                                   15,552                8,252
Other borrowed funds                                                     4,000                4,000
Accrued interest payable                                                   854                1,166
Other liabilities                                                        1,137                3,120
                                                                    ----------         ------------

   TOTAL LIABILITIES                                                   237,343              226,923
                                                                    ----------         ------------

Stockholders' Equity
Common stock, $.50 par value; 3,000,000 shares authorized;
751,648 and 746,785 shares issued                                          376                  374
Capital surplus                                                          3,537                3,349
Retained earnings                                                       18,696               17,762
Accumulated other comprehensive income                                     516                  484
Treasury stock at cost (574 and 500 shares)                                (25)                 (18)
                                                                    ----------         ------------

   TOTAL STOCKHOLDERS' EQUITY                                           23,100               21,951
                                                                    ----------         ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                          $  260,443         $    248,874
                                                                    ==========         ============

See accompanying notes to the unaudited consolidated financial statements.

                                  Dimeco, Inc.
                  CONSOLIDATED STATEMENT OF INCOME (unaudited)

                                                                            Three Months ended         Six Months ended
                                                                                  June 30,                  June 30,
(dollars in thousands, except per share)                                     2002         2001         2002         2001
                                                                           --------     --------     --------     --------
Interest Income

Interest and fees on loans                                                 $  3,036     $  3,530     $  6,106     $  7,047

Interest-bearing deposits in other banks                                          9           27           15           46

Federal funds sold                                                               31           68           45          121
Investment securities:
  Taxable                                                                       705          719        1,422        1,391

  Exempt from federal income tax                                                 74           67          135          136
                                                                           --------     --------     --------     --------
     Total interest income                                                    3,855        4,411        7,723        8,741
                                                                           --------     --------     --------     --------

Interest Expense

Deposits                                                                      1,302        1,945        2,691        3,897

Short-term borrowings                                                            49           65           75          120

Other borrowed funds                                                             67           67          133          133
                                                                           --------     --------     --------     --------

     Total interest expense                                                   1,418        2,077        2,899        4,150
                                                                           --------     --------     --------     --------
Net Interest Income                                                           2,437        2,334
                                                                                                        4,824        4,591

Provision for loan losses                                                       205          227          429          453
                                                                           --------     --------     --------     --------

Net Interest Income, After Provision for Loan Losses                          2,232        2,107        4,395        4,138
                                                                           --------     --------     --------     --------

Noninterest Income

Services charges on deposit accounts                                            143          155          264          275

Mortgage loans held for sale gains, net                                          96           35          214           60

Other income                                                                    134          151          300          299
                                                                           --------     --------     --------     --------
     Total noninterest income                                                   373          341          778          634
                                                                           --------     --------     --------     --------

Noninterest Expense

Salaries and employee benefits                                                  738          684        1,490        1,360

Occupancy expense, net                                                          129          128          264          274

Furniture and equipment expense                                                 120          111          237          224

Other expense                                                                   481          493          944          937
                                                                           --------     --------     --------     --------
Total noninterest expense                                                     1,468        1,416        2,935        2,795
                                                                           --------     --------     --------     --------

Income before income taxes                                                    1,137        1,032        2,238        1,977


Income taxes                                                                    354          324          704          621
                                                                           --------     --------     --------     --------

    NET INCOME                                                             $    783     $    708     $  1,534     $  1,356
                                                                           ========     ========     ========     ========

Earnings per Share - basic                                                 $   1.05     $   0.95     $   2.05     $   1.83
                                                                           ========     ========     ========     ========
Earnings per share - diluted                                               $   1.02     $   0.91     $   2.00     $   1.78
                                                                           ========     ========     ========     ========

Average shares outstanding - basic                                          750,829      743,621      749,452      742,308
Average shares outstanding - diluted                                        772,229      774,697      768,240      761,060


See accompanying notes to unaudited consolidated financial statements

                                  Dimeco, Inc.

           CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (unaudited)

                      Dimeco, Inc.
                      Consolidated Statement of Comprehensive Income (unaudited)

                                                                   Three months ended June 30,           Six months ended June 30,
                                                                     2002              2001               2002              2001
                                                                  ----------        ----------         ----------        ----------
Net income                                                        $      783        $      708         $    1,534        $    1,356
                                                                  ----------        ----------         ----------        ----------

Other comprehensive income:
Unrealized losses (gains) on available for sale securities               263               (53)                48               299
                                                                  ----------        ----------         ----------        ----------

Other comprehensive income (loss) before tax                             263               (53)                48               299
Income tax expense (benefit) related to other comprehensive
    income (loss)                                                         89               (19)                16               101
                                                                  ----------        ----------         ----------        ----------

Other comprehensive income (loss), net of tax                            174               (34)                32               198
                                                                  ----------        ----------         ----------        ----------

Comprehensive income                                              $      957        $      674         $    1,566        $    1,554
                                                                  ==========        ==========         ==========        ==========

See accompanying notes to the unaudited consolidated financial statements.

                                  Dimeco, Inc.

      CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (unaudited)

                                                                                       Accumulated
                                                                                          other
                                                        Common   Capital   Retained   Comprehensive   Treasury     Stockholders'
                                                        Stock    Surplus   Earnings      Income        Stock          Equity
                                                        -----    -------   --------      ------        -----          ------
Balance December 31, 2001                                  $374    $3,349   $17,762       $484         ($18)        $21,951

Net Income                                                                    1,534                                   1,534
Other comprehensive income:
Net unrealized gain on available for sale securites                                         32                           32
Dividend reinvestment plan                                    2       188                                63             253
Purchase treasury stock                                                                                 (70)            (70)
Cash dividends ($.80 per share)                                                (600)                                   (600)
                                                        -----------------------------------------------------------------------

Balance June 30, 2002                                      $376    $3,537   $18,696       $516         ($25)        $23,100
                                                           ====    ======   =======       ====         =====        =======

See accompanying notes to the unaudited consolidated financial statements.

                                  Dimeco, Inc.
                CONSOLIDATED STATEMENT OF CASH FLOWS (unaudited)

For the six months ended June 30,                             2002           2001
-------------------------------------------------------     ---------      ---------
Operating Activities:

Net income                                                  $   1,534      $   1,356
Adjustments to reconcile net income to net
  cash provided by operating activities:
   Provision for loan losses                                      429            453
   Depreciation/amortization of software                          278            282
   Amortization of premium and discount
     on investment securities, net                               (383)          (449)
   Origination of loans held for sale                          (9,145)        (5,821)
   Proceeds of loans held for sale                              9,599          5,824
   Mortgage loans held for sale, net gains                       (214)           (60)

   Decrease (increase) in accrued interest receivable             (84)           147
   Increase (decrease) in accrued interest payable               (312)           (46)
   Amortization of net deferred loan origination fees              (9)           (13)
   Other, net                                                     (64)          (518)
                                                            ---------      ---------
   Net cash provided by operating activities                    1,629          1,155
                                                            ---------      ---------

Investing Activities:

Investment securities available for sale:
   Proceeds from maturities or paydown                        100,936         61,135
   Purchases                                                 (109,342)       (71,619)
Investment securities:
   Proceeds from maturities or paydown                              -            100
Net increase in loans                                          (6,403)        (4,514)
Purchase of premises and equipment                               (208)          (151)
Proceeds from sale of other real estate owned                      87             43
                                                            ---------      ---------
     Net cash used for investing activities                   (14,930)       (15,006)
                                                            ---------      ---------

Financing Activities:

Increase in deposits, net                                       5,416         15,805
Increase in short-term borrowings                               7,301          5,001
Proceeds from dividend reinvestment plan                          252            213
Purchase of treasury stock                                        (69)           (71)
Cash dividends paid                                              (598)          (518)
                                                            ---------      ---------
     Net cash provided by financing activities                 12,302         20,430
                                                            ---------      ---------

     Increase (decrease) in cash and cash equivalents            (999)         6,579
     Cash and cash equivalents, beginning of period            10,360          5,356
                                                            ---------      ---------
   Cash and cash equivalents, end of period                 $   9,361      $  11,935
                                                            =========      =========


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

NOTE 2 - RECENT ACCOUNTING PRONOUNCEMENT

     In July 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (FAS) No. 141, Business Combinations, effective for all business combinations initiated after June 30, 2001, as well as all business combinations accounted for by the purchase method that are completed after June 30, 2001. The new statement requires that the purchase method of accounting be used for all business combinations and prohibits the use of the pooling-of-interests method. FAS No. 141 also specifies criteria which must be met for intangible assets acquired in a purchase method business combination to be recognized and reported apart from goodwill. The adoption of FAS No. 141 did not have a material effect on the Company's financial position or results of operations.

     On January 1, 2002, the Company adopted FAS No. 142, Goodwill and Other Intangible Assets, effective for fiscal years beginning after December 15, 2001. This statement changes the accounting for goodwill from an amortization method to an impairment-only approach. Thus, amortization of goodwill, including goodwill recorded in past business combinations, will cease upon adoption of this statement. However, this new statement did not amend FAS No. 72, Accounting for Certain Acquisitions of Banking or Thrift Institutions, which requires recognition and amortization of unidentified intangible assets relating to the acquisition of financial institutions or branches thereof. The FASB has undertaken a limited scope project to reconsider the provisions of FAS No. 72 in 2002 and has issued an exposure draft of a proposed statement, Acquisitions of Certain Financial Institutions, that would remove acquisitions of financial institutions from the scope of FAS No. 72. The adoption of this proposed statement would require all goodwill originating from acquisitions that meet the definition of a business combination as defined in Emerging Issues Task Force Issue ("EITF") No. 98-3 to be discontinued. The adoption of FAS No. 142 did not have a material effect on the Company's financial position or results of operations.

     In August 2001, the FASB issued FAS No. 143, Accounting for Asset Retirement Obligations, which requires that the fair value of a liability be recognized when incurred for the retirement of a long-lived asset and the value of the asset be increased by that amount. The statement also requires that the liability be maintained at its present value in subsequent periods and outlines certain disclosures for such obligations. The new statement takes effect for fiscal years beginning after June 15, 2002. The adoption of this statement, which is effective January 1, 2003, is not expected to have a material effect on the Company's financial statements.

On January 1, 2002, the Company adopted FAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. FAS No. 144 supercedes FAS No. 121 and applies to all long-lived assets (including discontinued operations) and consequently amends APB Opinion No. 30, Reporting Results of
Operations-Reporting the Effects of Disposal of a Segment of a Business. FAS No. 144 requires that long-lived assets that are to be disposed of by sale be measured at the lower of book value or fair value less costs to sell. The adoption of FAS No. 144 did not have a material effect on the Company's financial statements.

In April 2002, the FASB issued FAS No. 145, "Recission of FASB Statement No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections". FAS No. 145 rescinds FAS No. 4, which required all gains and losses from extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. As a result, the criteria in Opinion 30 will now be used to classify those gains and losses. This statement also amends FASB FAS No. 13 to require that certain lease modifications that have economic effects similar to sale-leaseback transactions be accounted for in the same manner as sale-leaseback transactions. This statement also makes technical corrections to existing pronouncements, which are not substantive but in some cases may change accounting practice. FAS No. 145 is effective for transactions occurring after May 15, 2002. The adoption of FAS No. 145 did not have a material effect on the Company's financial position or results of operations.

In July 2002, the FASB issued FAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, which requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. This statement replaces EITF Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring). The new statement will be effective for exit or disposal activities initiated after December 31, 2002, the adoption of which is not expected to have a material effect on the Company's financial statements.


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

                                                         For the three months    For the six months ended
                                                            ended June 30,                June 30,
                                                            2002        2001         2002         2001
                                                            ----        ----         ----         ----
Weighted average common stock outstanding                 751,168     743,658      750,137      743,127
Average treasury stock                                       (339)        (37)        (685)        (819)
                                                          -------     -------      -------      -------
Weighted average common stock and common stock            750,829     743,621      749,452      742,308
equivalents used to calculate basic earnings per share

Additional common stock equivalents (stock options) used to                21,400     31,076       18,788      18,752
                                                                          -------    -------      -------     -------
calculate diluted earnings per share
Weighted -average common stock and common stock equivalents used to       772,229    774,697      768,240     761,060
                                                                          =======    =======      =======     =======
calculate diluted earnings per share

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

                        Sarbanes-Oxley Act of 2002

On July 30, 2002 the President signed into law the Sarbanes-Oxley Act of 2002 (the Act), following an investigative order proposed by the SEC on chief financial officers and chief executive officers of 947 large public companies on June 27, 2002. Additional regulations are expected to be promulgated by the SEC. As a result of the accounting restatements by large public companies, the passage of the Act and regulations expected to be implemented by the SEC, publicly-registered companies, such as the Company, will be subject to additional reporting regulations and disclosure. These new regulations, which are intended to curtail corporate fraud, will require certain officers to personally certify certain SEC filings and financial statements and may require additional measures to be taken by our outside auditors, officers and directors. The loss of investor confidence in the stock market and the new laws and regulations will increase non-interest expenses of the Company and could adversely affect the prices of publicly-traded stocks, such as the Company.

                               Financial Condition

Total assets at June 30, 2002 increased $11,569,000 or 4.6% from December 31, 2001. The growth occurred in both investments and loans.

Cash and cash equivalents decreased $999,000 or 9.6% as funds were invested in higher interest-earning assets at June 30, 2002 than were available at year end.

Investment securities available for sale increased $6,830,000 or 9.7% during the first six months of 2002. Management has continued to invest in high quality, shorter-term securities as they become available. Holdings of commercial paper have increased $3,499,000 or 10.2% while tax exempt municipal bonds increased $2,284,000 or 55.0%, with purchases of longer-term offerings containing call provisions in the one to three year period. US government sponsored agency investments which were called in the first half of the year were replaced primarily with bonds containing call provisions within one year or with "step up" bonds which offer the potential to increase the interest rate or be called at dates ranging from three months to two years.

Loans increased $6,289,000 or 3.9% during the first six months of the year. Growth was primarily in the commercial real estate portfolio, with an increase of $6,946,000 or 9.8% granted to customers in a variety of business sectors. This commercial real estate lending was supplemented by an increase of $1,708,000 or 7.3% in commercial and industrial loans that were granted to businesses to fund equipment purchases and to fund other general business needs. Simultaneously, the consumer and residential mortgage portfolios decreased due to both scheduled payments and refinancing arrangements. Due to the current low interest rate environment, we have continued to see a flurry of mortgage refinances with customers including consumer debt in the financing deal. As consumer debt was packaged into residential mortgage refinances, the mortgages were sold in the secondary market in order for the Company to eliminate long-term interest rate risk in this portion of the loan portfolio. We have also experienced lower activity in auto/truck financing in light of the favorable interest rates offered by the auto industry.

Noninterest-bearing deposits decreased $2,255,000 or 10.1% during the first half of the year. As noted, several business customers did have temporary deposits at December 31, 2001which were withdrawn early in 2002. At the same time, interest-bearing deposits increased $7,670,000 or 4.1%. Certificates of deposit showed a decrease of $3,820,000 or 3.1% during this time while statement savings accounts increased $7,999,000 or 30.7% and interest-bearing checking accounts increased $2,714,000 or 14.4%. Large certificates of deposit held by municipal customers matured in the first half of the year and were not re-deposited, but, as anticipated, were used to meet their operating expenses. Other businesses have increased their interest-bearing deposits due to the seasonal nature of their businesses. The bank introduced a new packaged checking account late in 2001 which has enticed existing customers to increase their total deposits with the institution. In addition, we continue to see customers augmenting their deposit accounts with funds that they have withdrawn from the stock market. Normal fluctuations in the other deposit products account for the remaining variances.

Short-term borrowings increased $7,300,000 or 88.5% with a greater number of customers taking advantage of our sweep accounts. These commercial accounts require a minimum balance in a noninterest-bearing checking account with all excess funds "swept" into securities sold with agreements to repurchase. Management has continued to increase our share of total customer wallet through this offering. Again, we believe that customers continue the flight to safety of bank deposits versus investing in the stock market.

Stockholders' equity increased $1,149,000 or 5.2% during the first six months of 2002. Net income of $1,534,000 was the predominant component of the increase with an offset of $600,000 in dividends declared. Stockholders increased their investment in the Company with $253,000 through the dividend reinvestment plan. Total risk-based capital was 11.7% with the Tier I component representing 10.4%. The required minimum risk-based capital ratio is 8.0% with at least 50% of that amount coming form Tier I. The leverage ratio of 8.8% also far exceeded the minimum standard ratio of 3.0%.

                              Results of Operations

           Comparison of the three months ended June 30, 2002 and 2001

Net income increased $75,000 or 10.6% from the second quarter of 2001 to 2002.

The average size of the loan portfolio increased $8,838,000 or 5.6% while the average interest rate received on the portfolio decreased 159 basis points, with the net effect being a $494,000 or 14.0% decrease in interest earned. Interest earned on taxable investment securities in 2002 was $14,000 or 1.9% lower than in 2001. The average size of the investment portfolio increased $15,982,000 or 33.9% while the average interest rate earned dropped from 6.10% to 4.52%. In the current low interest rate environment, management has chosen to continue to invest in short-term investments, believing that returns on longer term securities are not sufficient as related to the market risk associated with extending maturities. We have realized a lower interest rate on new purchases as securities mature or are called, or funds become available due to the increase in deposits but have sufficient liquidity to invest as interest rates rebound.

Interest expense has also decreased in light of the lower interest rate environment. The average deposit base increased $17,355,000 or 9.9% and the average short-term borrowings increased $5,676,000 or 67.6%. The average interest rate paid on these liabilities decreased 171 basis points from 2001 to 2002, resulting in a decrease of $659,000 in interest expense.

The provision for loan losses decreased $22,000 or 9.7% for the quarter upon management's analysis of the allowance. With credit quality improving as compared to previous periods and the reports of the loan review function and external reviews being favorable along with favorable ratio analysis, management adjusted the amount of provision expense for the quarter.

Gains on mortgage loans held for sale increased $61,000 or 174.9% from the same quarter in 2001. Mortgage activity for the second quarter of 2002 has remained constant as compared to 2001. We have worked diligently to decrease the turnaround time from date of closing to sale date, with certain loans sold before closing in order to diminish the market risk associated with the timing of sales in the secondary mortgage market. This procedure has minimized the opportunity to sell the loans at a discount, although not eliminating the occurrence of some market value decreases at sale date.


Other income decreased $17,000 or 11.4% during the second quarter as compared to the previous year. Income related to our merchant credit card program was offset by an adjustment of $10,000 made to participants for a calculation error in 2001. In addition, commissions related to sales of life and disability insurance were $7,000 lower this year in light of the decrease in consumer loan originations.

Salaries and employee benefits expense increased $54,000 or 7.9% over the previous year. Additional staffing, higher medical insurance premiums and normal salary increases were the main sources of increased expenses.


            Comparison of the six months ended June 30, 2002 and 2001

Net income improved $178,000 or 13.1% from 2001 to 2002.

Total interest income decreased $1,018,000 or 11.6% from 2001 to 2002 relating to an increase in the average portfolios combined with a declining interest rate scenario. Interest and fees on loans declined $941,000 or 13.4% from 2001 to 2002 with an increase of $8,679,000 or 5.6% in the loan portfolio combined with a decline of 165 basis points in interest earned on the portfolio. Interest earned on the taxable investment portfolio increased $31,000 or 2.2% in 2002 as compared to 2001 with the average portfolio increasing $17,473,000 or 39.6% and the average interest rate earned declining 163 basis points.

Interest expense also declined during the period with increases in the average deposits of $21,758,000 or 11.5% while the average interest rate paid for the deposits decreased 157 basis points. Interest paid on borrowings also decreased $45,000 or 17.8% with the average interest rate paid on these liabilities decreasing from 3.45% in 2001 to 1.34% in 2002. The average balance of these liabilities increased $4,215,000 or 60.5% from 2001 to 2002.

Gains on mortgage loans held for sale increased $154,000 or 255.3% from 2001 to 2002. Mortgage products have continued to grow in this low interest rate environment as a result of increased volume in secondary mortgage lending.

Salaries and employee benefits increased $130,000 or 9.5% due to employee staff increases associated with growth of the Company, normal salary increases, higher medical insurance premiums and an increase in the unemployment insurance rates.

                            Liquidity and Cash Flows

To ensure that the Company can satisfy customer credit needs for current and future commitments and deposit withdrawal requirements, the Bank manages the liquidity position by ensuring that there are adequate short-term funding sources available for those needs. Liquid assets consist of cash and due from banks, federal funds sold, interest-bearing deposits with other banks and investment securities maturing in one year or less. The following table shows these liquidity sources, minus short-term borrowings, as of June 30, 2002 compared to December 31, 2001:

                                                                  June 30,        Dec. 31,
                                                                    2002            2001
                                                                    ----            ----
(dollars in thousands)
   Cash and due from banks                                         $  7,879        $  7,147
   Interest-bearing deposits with other banks                           127             153
   Federal funds sold                                                 1,355           3,060
   Mortgage loans held for sale                                         165             527
   Investment securities maturing in one year or less                41,865          40,921
                                                                   --------        --------
                                                                     51,391          51,808
   Less short-term borrowings                                        15,552           8,252
                                                                   --------        --------
   Net liquidity position                                          $ 35,839        $ 43,556
                                                                   ========        ========

   As a percent of total assets                                        13.8%           17.5%
                                                                   ========        ========

Management monitors liquidity on a consistent basis and feels that liquidity levels are adequate. In addition to these liquidity sources, the Bank also has the ability to borrow from the Federal Home Loan Bank of Pittsburgh. The maximum borrowing capacity at June 30, 2002 was $43 million.

Management is not aware of any known trends, events or uncertainties that will have or is reasonably likely to have a material effect on the Company's liquidity, capital resources or operations nor is management aware of any current recommendations by regulatory authorities, which if implemented, would have such an effect.

                                  Risk Elements

The table below presents information concerning nonperforming assets including nonaccrual loans, renegotiated loans, loans 90 days or more past due, other real estate loans and repossessed assets at June 30, 2002 and December 31, 2001. A loan is classified as nonaccrual when, in the opinion of management, there are doubts about collectability of interest and principal. At the time the accrual of interest is discontinued, future income is recognized only when cash is received. Renegotiated loans are those loans which terms have been renegotiated to provide a reduction or deferral of principal or interest as a result of the deterioration of the borrower.

                                                           June 30,       Dec. 31,
                                                             2002           2001
                                                             ----           ----
      (dollars in thousands)
Loans on nonaccrual basis                                     $   379        $   256
Loans past due 90 days or more                                    171            360
Renegotiated loans                                                515            520
                                                              -------        -------
Total nonperforming loans                                       1,065          1,136
Other real estate                                                  34            126
Repossessed assets                                                  6              -
                                                              -------        -------
     Total nonperforming assets                               $ 1,105        $ 1,262
                                                              =======        =======

Nonperforming loans as a percent of total loans                   0.6%           0.7%
                                                              =======        =======

Nonperforming assets as a percent of total assets                 0.4%           0.5%
                                                              =======        =======

Allowance for loan loss as a percent of loans                    1.59%          1.47%
                                                              =======        =======

Management believes the level of the allowance for loan losses at June 30, 2002 is sufficient. The relationship between the allowance for loan losses and outstanding loans is a function of the credit quality and known risk attributed to the loan portfolio. The on-going loan review program and credit approval process is used to determine the adequacy of the allowance for loan losses.

Included in total loans are loans of $515,000 which management has classified as impaired under the terms of FAS No. 114, "Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosure". The related allowance for loan losses on these loans amounted to $81,000 There were no impaired loans without a related allowance for loan losses. The average balance of impaired loans for the period was $519,000.

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
           NONE

Item 4  -  Submissions of matters to a vote of security holders
     The following represents the results of matters submitted to a vote of the stockholders at the Annual Meeting held on April 25, 2002:

        1. Election of Directors:
           The following directors were elected with terms to expire April,
           2005:
                                              For           Withhold Authority
                                             -------        ------------------
           Robert E. Genirs                  479,526           16,313
           Joseph J. Murray                  479,401           16,438
           Thomas A. Peifer                  479,572           16,267

        2. SR Snodgrass was elected as the Company's Independent Auditors for the year ending December 31, 2002 by the following vote:

           For                478,370
           Abstain             17,469

Item 5 - Other information
           NONE

Item 6-  Exhibits and Reports on Form 8-K

Exhibit Number:

     27    Financial Data Table

     99    Independent Accountant's Report
     99A   Certification Pursuant to 18 U.S.C. Section 1350

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused the report to be signed on its behalf by the undersigned, thereunto duly authorized.



                        DIMECO, INC.

Date: August 12, 2002   By: /s/ Gary C. Beilman
                            ----------------------------------------------------
                            Gary C. Beilman
                            Executive Vice President and Chief Executive Officer

Date: August 12, 2002   By: /s/ Maureen H. Beilman
                            ----------------------------------------------------
                            Maureen H. Beilman
                            Chief Financial Officer