Form 10QSB
period 2002-09-30
DIMECO INC
filed 2002-11-14
CIK 898037

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

        [X] QUARTERLY REPORT UNDER SECTION 13 OF 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
                For the quarterly period ended September 30, 2002

        [_] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
            For the transition period from ___________ to

                         Commission file Number 33-58936

                                  Dimeco, Inc.
                                  ------------
             (Exact name of registrant as specified in its charter)

                             Pennsylvania 23-2250152
                             -----------------------
                (State or other jurisdiction of (I.R.S. Employer
               incorporation or organization) Identification No.)

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

The aggregate market value of the voting stock held by non-affiliates of the registrant based on a closing sale price: $26,613,000 on November 1, 2002.

As of November 1, 2002, the registrant had outstanding 753,907 shares of its common stock, par value $.50 share.

                                  Dimeco, Inc.
                                      INDEX

                                                                          Page
                                                                        --------
PART I - FINANCIAL INFORMATION

  Item 1. Financial Statements

          Consolidated Balance Sheet (unaudited) as of September 30,
             2002 and December 31, 2001                                      3

          Consolidated Statement of Income (unaudited) for the
             three and nine months ended September 30, 2002 and 2001         4

          Consolidated Statement of Comprehensive Income (unaudited)
             for the three and nine months ended September 30, 2002
             and 2001                                                        5

          Consolidated Statement of Changes in Stockholders' Equity          6
             for the nine months ended September 30, 2002

          Consolidated Statement of Cash Flows (unaudited) for
             the nine months ended September 30, 2002 and 2001               7

          Notes to Consolidated Financial Statements (unaudited)         8 - 9

  Item 2. Management's Discussion and Analysis of Financial
          Condition and Results of Operation                            10 -15

  Item 3. Controls and Procedures                                           16

PART II - OTHER INFORMATION

  Item 1. Legal Proceedings                                                 17

  Item 2. Changes in Securities                                             17

  Item 3. Default Upon Senior Securities                                    17

  Item 4. Submissions of Matters to a Vote of Security Holders              17

  Item 5. Other Information                                                 17

  Item 6. Exhibits and Reports on Form 8-K                                  17

SIGNATURES                                                                  18

                                  Dimeco, Inc.
                     CONSOLIDATED BALANCE SHEET (unaudited)

(dollars in thousands)                                                      September 30,   December 31,
                                                                                2002            2001
                                                                          ---------------   ------------
Assets
Cash and due from banks                                                  $         9,205    $     7,147
Interest-bearing deposits in other banks                                           5,065            153
Federal funds sold                                                                 6,910          3,060
                                                                          ---------------   ------------
     Total cash and cash equivalents                                              21,180         10,360

Mortgage loans held for sale                                                         118            527
Investment securities available for sale                                          57,038         70,060
Investment securities held to maturity (market value of $465
and $450)                                                                            423            414

Loans (net of unearned income of $748 and $766)                                  183,267        161,740
Less allowance for loan losses                                                     2,751          2,373
                                                                          ---------------   ------------
     Net loans                                                                   180,516        159,367

Premises and equipment                                                             4,252          4,024
Accrued interest receivable                                                        1,147          1,257
Other assets                                                                       2,982          2,865
                                                                          ---------------  -------------

TOTAL ASSETS                                                             $       267,656  $     248,874
                                                                          ===============  =============

Liabilities
Deposits :
   Noninterest-bearing                                                   $        23,786  $      22,319
   Interest-bearing                                                              206,265        188,066
                                                                          ---------------  -------------
     Total deposits                                                              230,051        210,385

Short-term borrowings                                                              8,015          8,252
Other borrowed funds                                                               4,000          4,000
Accrued interest payable                                                             746          1,166
Other liabilities                                                                  1,162          3,120
                                                                          ---------------  -------------

  TOTAL LIABILITIES                                                              243,974        226,923
                                                                          ---------------  -------------

Stockholders' Equity
Common stock, $.50 par value; 3,000,000 shares authorized;
754,482 and 746,785 shares issued                                                    377            374
Capital surplus                                                                    3,648          3,349
Retained earnings                                                                 19,215         17,762
Accumulated other comprehensive gain                                                 603            484
Treasury stock at cost ( 3,753 and 500 shares)                                      (161)           (18)
                                                                          ---------------  -------------

  TOTAL STOCKHOLDERS' EQUITY                                                      23,682         21,951
                                                                          ---------------  -------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                               $       267,656  $     248,874
                                                                          ===============  =============

See accompanying notes to the unaudited consolidated financial statements.

                                  Dimeco, Inc.

    CONSOLIDATED STATEMENT OF INCOME (unaudited)


                                                                           Three Months ended                Nine Months ended
                                                                              September 30,                    September 30,
(dollars in thousands, except per share)                                   2002            2001             2002            2001
                                                                        ----------      ---------        ---------        ----------
Interest Income
Interest and fees on loans                                              $    3,133      $   3,517        $   9,239        $   10,564
Interest-bearing deposits in other banks                                         4              9               20                55
Federal funds sold                                                              12             28               57               150
Investment securities:
  Taxable                                                                      580            745            2,002             2,136
  Exempt from federal income tax                                                88             67              223               202
                                                                        ----------      ---------        ---------        ----------

     Total interest income                                                   3,817          4,366           11,541            13,107
                                                                        ----------      ---------        ---------        ----------

Interest Expense
Deposits                                                                     1,248          1,857            3,939             5,754
Short-term borrowings                                                           37             38              112               159
Other borrowed funds                                                            68             68              201               200
                                                                        ----------      ---------        ---------        ----------

     Total interest expense                                                  1,353          1,963            4,252             6,113
                                                                        ----------      ---------        ---------        ----------

Net Interest Income                                                          2,464          2,403            7,289             6,994

Provision for loan losses                                                      146            230              575               683
                                                                        ----------      ---------        ---------        ----------

Net Interest Income, After Provision for Loan Losses                         2,318          2,173            6,714             6,311
                                                                        ----------      ---------        ---------        ----------

Noninterest Income
Services charges on deposit accounts                                           167            143              431               418
Mortgage loans held for sale gains, net                                         56            125              270               186
Other income                                                                   158            146              457               444
                                                                        ----------      ---------        ---------        ----------

     Total noninterest income                                                  381            414            1,158             1,048
                                                                        ----------      ---------        ---------        ----------

Noninterest Expense
Salaries and employee benefits                                                 753            839            2,243             2,199
Occupancy expense, net                                                         130            129              394               403
Furniture and equipment expense                                                119            113              355               337
Other expense                                                                  502            435            1,447             1,372
                                                                        ----------      ---------        ---------        ----------

Total noninterest expense                                                    1,504          1,516            4,439             4,311
                                                                        ----------      ---------        ---------        ----------

Income before income taxes                                                   1,195          1,071            3,433             3,048
Income taxes                                                                   376            334            1,080               955
                                                                        ----------      ---------        ---------        ----------

    NET INCOME                                                          $      819      $     737        $   2,353        $    2,093
                                                                        ==========      =========        =========        ==========

Earnings per Share - basic                                              $     1.09      $   0.98         $    3.14        $     2.81
                                                                        ==========      =========        =========        ==========
Earnings per share - diluted                                            $     1.06      $    0.97        $    3.06        $     2.75
                                                                        ==========      =========        =========        ==========

Average shares outstanding- basic                                          751,728        745,911          750,214           743,880
Average shares outstanding - diluted                                       772,849        759,191          769,780           760,808

   See accompanying notes to unaudited consolidated financial statements.

                                  Dimeco, Inc.

           CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (unaudited)


                                                              Three months ended September 30,       Nine months ended September 30,
                                                                  2002             2001                2002              2001
                                                                  ----             ----                ----              ----
Net income                                                        $819           $  737              $2,353            $2,093

Other comprehensive income:
Unrealized gains on available for sale securities                  131              548                 180               847

Income tax expense related to other comprehensive income            45              187                  61               288
                                                                  ----             ----               -----             -----

Other comprehensive income, net of tax                              86              361                 119               559
                                                                  ----             ----               -----             -----

Comprehensive income                                              $905           $1,098              $2,472            $2,652
                                                                  ====           ======              ======            ======

See accompanying notes to the unaudited consolidated financial statements.

                                  Dimeco, Inc.

      CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (unaudited)

                                                                                        Accumulated
                                                                                           Other                        Total
                                                        Common               Retained   Comprehensive     Treasury   Stockholders'
                                                        Stock     Surplus    Earnings      Income          Stock        Equity
                                                        -----     -------    --------      ------         -----         ------
Balance December 31, 2001                              $   374    $ 3,349    $17,762      $   484         ($  18)      $21,951
Net income                                                                     2,353                                     2,353
Net unrealized gain on available for sale securities                                          119                          119
Dividend reinvestment plan                                   3        286                                     87           376
Purchase treasury stock                                                                                     (230)         (230)
Exercise of stock options                                              13                                                   13

Cash dividends ($1.20 per share)                                                (900)                                     (900)
                                                       ========   =======    =======      =======         =======      =======

Balance, September 30, 2002                            $   377    $ 3,648    $19,215      $   603         ($ 161)      $23,682



See accompanying notes to the unaudited consolidated financial statements.

                                  Dimeco, Inc.
                CONSOLIDATED STATEMENT OF CASH FLOWS (unaudited)

For the nine months ended September 30,                      2002         2001
---------------------------------------                      ----         ----
Operating Activities:
Net income                                                $   2,353    $   2,093
Adjustments to reconcile net income to net
  cash provided by operating activities:
     Provision for loan losses                                  575          683
     Depreciation/amortization of software                      415          429
     Amortization of premium and discount
        on investment securities, net                          (554)        (669)
     Origination of loans held for sale                     (10,583)      (9,716)
     Proceeds of loans held for sale                         11,119        9,493
     Mortgage loans held for sale, net gains                   (270)        (186)
     Decrease in accrued interest receivable                    110            4
     Decrease in accrued interest payable                      (420)        (512)
     Amortization of net deferred loan origination fees         (24)         (26)
     Other, net                                                (168)        (179)
                                                          ---------    ---------

     Net cash provided by operating activities                2,553        1,414
                                                          ---------    ---------

Investing Activities:
Investment securities available for sale:
   Proceeds from maturities or paydown                      176,974       93,647
   Purchases                                               (165,227)    (104,939)
Investment securities:
   Proceeds from maturities or paydown                           -           100
Net increase in loans                                       (21,700)      (8,869)
Purchase of premises and equipment                             (565)        (177)
Proceeds from sale of other real estate owned                   106          188
                                                          ---------    ---------
     Net cash used for investing activities                 (10,412)     (20,050)
                                                          ---------    ---------

Financing Activities:
Increase  in deposits, net                                   19,667       23,970
Increase (decrease) in short-term borrowings                   (236)       1,243
Proceeds from dividend reinvestment plan                        376          320
Purchase of treasury stock                                     (230)        (173)
Cash dividends paid                                            (898)        (778)
                                                          ---------    ---------
     Net cash provided by financing activities               18,679       24,582
                                                          ---------    ---------

     Increase in cash and cash equivalents                   10,820        5,946
     Cash and cash equivalents, beginning of period          10,360        5,356
                                                          ---------    ---------
   Cash and cash equivalents, end of period               $  21,180    $  11,302
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

  Certain comparative amounts for prior periods have been reclassified to conform to current year presentation. The reclassifications did not affect net income or equity capital.

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

On October 1, 2002, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (FAS) No. 147, Acquisitions of Certain Financial Institutions, effective for all business combinations initiated after October 1, 2002. This Statement addresses the financial accounting and reporting for the acquisition of all or part of a financial institution, except for a transaction between two or more mutual enterprises. This Statement removes acquisitions of financial institutions, other than transactions between two or more mutual enterprises, from the scope of FAS No. 72, Accounting for Certain Acquisitions of Banking or Thrift Institutions, and FASB Interpretation No. 9, Applying APB Opinions No. 16 and 17 When a Savings and Loan Association or a Similar Institution Is Acquired in a Business Combination Accounted for by the Purchase Method. The acquisition of all or part of a financial institution that meets the definition of a business combination shall be accounted for by the purchase method in accordance with FAS No. 141, Business Combinations, and FAS No. 142, Goodwill and Other Intangible Assets. This Statement also provides guidance on the accounting for the impairment or disposal of acquired long-term customer-relationship intangible assets (such as depositor- and borrower-relationship intangible assets and credit cardholder intangible assets), including those acquired in transactions between two or more mutual enterprises.

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


                                                                         For the three months ended        For the nine months ended
                                                                               September 30,                     September 30,
                                                                           2002             2001              2002          2001
                                                                           ----             ----              ----          ----
Weighted average common stock outstanding                                753,041          746,091            751,117        744,128
Average treasury stock                                                   (1,313)            (180)              (903)          (248)
                                                                         -------          -------            -------        -------
Weighted average common stock and common stock equivalents used to
calculate basic earnings per share                                       751,728          745,911            750,214        743,880
Additional common stock equivalents (stock options) used to
calculate diluted earnings per share                                      21,121           13,280             19,566         16,928
                                                                         -------          -------            -------        -------
Weighted -average common stock and common stock equivalents used to
calculate diluted earnings per share                                     772,849          759,191            769,780        760,808
                                                                         =======          =======            =======        =======

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

                               Financial Condition

Total assets increased $18,782,000 or 7.5% from December 31, 2001 to September 30, 2002.

Cash and cash equivalents increased $10,820,000 or 104.4% over the period. Correspondent bank balances, in particular the Federal Reserve Bank of Philadelphia, are determined based upon the dollar value of checks presented for payment on a daily basis. This amount was $2,250,000 greater at September 30, 2002 than at December 31, 2001. The bank received significant deposits from municipal customers during the last week of September with September 30 being the last day for taxpayers to pay their school taxes at a discount. Therefore liquid funds increased in both interest-bearing balances due from other banks of $4,912,000 and federal funds sold of $3,850,000. Management is aware that the municipal customers usually bid the majority of these funds to local institutions as certificates of deposit or transfer the taxes collected to the taxing authorities in other financial institutions beginning in October and was waiting for the results of these actions before investing funds in longer-term securities in which we were the successful bidder.

Investment securities available for sale decreased $13,022,000 or 18.6% from December 31, 2001 to September 30, 2002. Included in this decline is $12,413,000 of commercial paper maturities which were not replaced. Management maintains a high level of these liquid investments to be capable of funding loan commitments while receiving a favorable spread to interest rates available in the federal funds market. Funds which were not reinvested in similar securities were invested in loans, which bear a significantly higher interest rate than investments, or due to the timing of deposit increases, were not reinvested until after the reporting date.

Loans increased $21,527,000 or 13.3% from December 31, 2001 to September 30, 2002. Commercial real estate loans increased $17,206,000 or 24.2% during the period with loans granted to businesses in a variety of industries including summer camps, day camps, manufacturing, real estate development, hospitality and retail sales. Commercial and industrial loans increased $3,757,000 or 16.0% during this period with loans to businesses to fund general business needs including equipment purchases and inventory.

Deposits increased $19,666,000 or 9.4% from December 31, 2002 to September 30, 2002 with growth in all types of accounts other than passbook savings, which has been closed to new accounts. Interest-bearing checking accounts increased $7,201,000 or 22.1%. Growth was centered in municipal deposits and other normal business cash increases combined with new deposits of $1,999,000 in the bank's packaged checking account product. Increases also occurred in statement savings balances, amounting to $6,445,000 or 24.7% over balances at December 31, 2001. Many business customers use this deposit product which has a tiered interest rate structure which pays the highest rate available in the last tier while maintaining their assets as liquid funds. Certificates of deposit balances increased $4,272,000 or 3.5% over the period, after declining in the previous quarter. Balances of certificates less than $100,000 increased $8,958,000 or 11.7% with the largest growth occurring as a result of a special 36 month product that gives customers the ability to adjust the rate of interest to current offered rates once over the term. At the same time, certificates of deposit greater than $100,000 decreased $4,687,000 or 10.5% due to maturities of municipal deposits during the period which were not yet replaced by the taxing authorities and customers' seasonal cash requirements. In addition, customers continue to increase deposit balances due to their lack of confidence in the stock market.

Securities sold under agreements to repurchase, the only liability in short-term borrowings, had similar balances at September 30, 2002 to those at December 31, 2001. During the third quarter these balances declined due to the seasonal nature of our business customers who enter into these repurchase agreements with us.

Stockholders' equity increased $1,731,000 or 7.9% during the first nine months of 2002, primarily due to net income of $2,353,000. Dividends paid to stockholders of $900,000 offset these increases in retained earnings. Management has continued to attempt to purchase treasury stock for use in the dividend reinvestment plan and for future use when stock options are exercised in the future. Total risk-based capital was 12.0% including a Tier I component of 10.8%. The required minimum total risk-based capital ratio is 8.0% with a minimum of 4.0% comprised of Tier I capital. The Company's leverage ratio of 8.9% at September 30, 2002 also greatly exceeded the minimum regulatory ratio of 3.0%.

                              Results of Operations

        Comparison of the three months ended September 30, 2002 and 2001

Net income for the 2002 quarter was $819,000 representing an increase of $82,000 or 11.2% over the same quarter in 2001.

Interest income decreased $549,000 or 12.6% during the third quarter of 2002 as compared to the same quarter of 2001. Interest and fees on loans decreased $384,000 or 10.9% due to a decrease in the average interest rate received of 7.08% in 2002 as compared to 8.60% in 2001. The average size of the loan portfolio increased $13,352,000 or 8.2% to $175,638,000 in the third quarter of 2002. Simultaneously, the average interest rates earned on taxable investment securities decreased by 1.90% while the average balance of these investments increased by $9,074,000 or 17.3%. Management believes that the interest yield curve does not show enough benefit to invest in longer-term securities and therefore has maintained a relatively liquid short-term investment portfolio. We have, though, invested roughly 1/3 of available assets in U.S. government agency securities which include opportunities for the interest rate to "step-up" over time or be called. These bonds have a higher interest yield than other short-term investments such as high grade commercial paper but are subject to being called at an inopportune time for reinvestment at favorable interest rates.

Total interest expense declined $610,000 or 31.1% with the average interest rate paid decreasing by 153 basis points to 2.54% for the third quarter of 2002. Average interest-bearing deposits increased $16,595,000 or 9.2% for the third quarter of 2002 as compared to the same quarter of 2001 while average short-term borrowings increased $3,328,000 or 44.2% over the same period.

The provision for loan losses is charged to operations to bring the total allowance for loan losses to a level that represents management's best estimates of the losses inherent in the portfolio, based on:

..    historical experience;
..    volume;
..    type of lending conducted by the Bank;
..    industry standards;
..    the level and status of past due and non-performing loans;
..    the general economic conditions in the Bank's lending area; and
..    other factors affecting the collectibility of the loans in its portfolio.

The provision for loan losses decreased $84,000 or 36.6% from the 2001 quarter to 2002. Management believes that through the internal analysis of the allowance for loan loss that the allowance for 2002 was adequate at this level and further provision expense was not warranted at this time. Credit quality has continued to improve based upon delinquency ratio analysis and the opinion of the outsourced loan review analysts.

Gains on mortgage loans held for sale decreased $69,000 or 55.6% in the third quarter of 2002 as compared to 2001. Mortgage origination volume was significantly higher during the second quarter of 2001 than in 2002 resulting in gains on the sales of these loans in the third quarter of 2001. During the summer of 2002, the bank offered a special residential mortgage promotion which has originated a high volume with the loan closings beginning to take place at the end of the third quarter of 2002. Gains on sales of these loans will be recognized as they close and are sold in the fourth quarter of 2002.

Salary and employee benefit expense decreased $86,000 or 10.2% in the third quarter of 2002 as compared the same quarter of 2001. In 2001, there was a nonrecurring payroll expense of $113,000 relating to a compensation agreement. Offsetting this item were normal salary increases and at least one additional full time equivalent employee over the previous quarter.

Other expense increased $67,000 or 15.4% during the third quarter of 2002 as compared to the third quarter of 2001. Advertising expenses grew $11,000 or 34.7% due to less than normal advertising during the 2001 quarter. The bank ran ads to promote a mortgage campaign during the summer of 2002. Legal expenses were $12,000 lower in 2002 than in 2001 as the Company incurred less expense relating to delinquent loan accounts and did not match 2001 expenses in connection with the registration of the stock option plan. Outside professional fees increased $19,000 or 51.7% during the 2002 quarter with extra expense primarily related to waiving the appraisal fees on residential mortgages for the mortgage promotion and contracting for assistance in the creation of a complete business recovery model. Expenses associated with property relating to a loan in litigation increased $14,000 or 95.7% in 2002, the largest expense relating to payment of prior years real estate taxes. In addition, the bank was able to record a gain on the sale of a property in 2001 of over $40,000 which was not duplicated in 2002. In 2002, the primary computer software used by the Company was fully amortized resulting in $10,000 less in amortization expense. Other expense encompasses many operating expense categories; smaller changes in several line items are responsible for the remaining differences.

        Comparison of the nine months ended September 30, 2002 and 2001

Net income increased $260,000 or 12.4% for the nine months ended September 30, 2002 as compared to the same period in 2001.

Interest income decreased $1,566,000 or 11.9% over the same period last year due to market interest rate declines. Interest and fees on loans decreased $1,325,000 or 12.5% due primarily to a decline in the average interest rate received on loans of 162 basis points to 7.07% for the nine months ended September 30, 2002. While the average interest rate declined, the average size of the loan portfolio increased $10,253,000 or 6.5% over the period. Interest earned on taxable investment securities decreased $134,000 or 6.3% also primarily due to a decline in the average interest earned on the portfolio of 6.46% in 2002 as compared to 9.08% in 2001. The average size of this investment portfolio increased $14,995,000 or 31.9% over the period. Reasons for the decreased income on interest-bearing balances due from other banks and in federal funds sold are also related to the general decline in market interest rates from 2001 to 2002.

Interest expense declined $1,861,000 or 30.4% for the nine months ended September 30, 2002 as compared to the same period in 2001. The average interest rate paid was 2.74% in 2002 as compared to 4.41% in 2001. This decrease in interest rate diminished interest expense while an increase of $20,668,000 or 10.7% in the average balance of deposits was responsible for additional expense.

The provision for loan losses decreased $108,000 or 15.8% from 2001 to 2002 based upon management's analysis of the allowance for loan losses. This analysis results in management's belief that the allowance is sufficient at the current level and additional provision expense is not warranted at this time.

Gains on mortgage loans held for sale increased $84,000 or 45.2% in 2002 as compared to 2001. Origination of residential mortgages has continued to expand during 2002 due to low interest rates on these products. Customers have continued to purchase new residences or refinance previous loans, many of whom are coming to the bank from competitors. The bank typically sells these loans in the secondary market and retains the servicing rights, with the resulting gains recorded on sales.

Salaries and employee benefits increased $44,000 or 2.0% in 2002 as compared to 2001. As mentioned above, a nonrecurring payroll expense occurred in 2001 offsetting normal salary increases and payroll of additional employees.

Other expense increased $75,000 or 5.5% with the changes discussed in the quarterly comparison above.

                            Liquidity and Cash Flows

To ensure that the Company can satisfy customer credit needs for current and future commitments and deposit withdrawal requirements, the Bank manages the liquidity position by ensuring that there are adequate short-term funding sources available for those needs. Liquid assets consist of cash and due from banks, federal funds sold, interest-bearing deposits with other banks and investment securities maturing in one year or less. The following table shows these liquidity sources, minus short-term borrowings, as of September 30, 2002 compared to December 31, 2001:

                                                                 September 30,     December 31,
                                                                     2002              2001
                                                                     ----              ----
  (dollars in thousands)
      Cash and due from banks                                    $   9,205         $   7,147
      Interest-bearing deposits with other banks                     5,065               153
      Federal funds sold                                             6,910             3,060
      Mortgage loans held for sale                                     118               527
      Investment securities maturing in one year or less            25,444            40,921
                                                                 ---------         ---------
                                                                    46,742            51,808
      Less short-term borrowings                                     8,015             8,252
                                                                 ---------         ---------
      Net liquidity position                                     $  38,727         $  43,556
                                                                 =========         =========

      As a percent of total assets                                    14.5%             17.5%
                                                                 =========         =========

Management monitors liquidity on a consistent basis and feels that liquidity levels are adequate. In addition to these liquidity sources, the Bank also has the ability to borrow from the Federal Home Loan Bank of Pittsburgh. The maximum borrowing capacity at September 30, 2002 was $43 million.

Management is not aware of any known trends, events or uncertainties that will have or is reasonably likely to have a material effect on the Company's liquidity, capital resources or operations nor is management aware of any current recommendations by regulatory authorities, which if implemented, would have such an effect.

                                  Risk Elements

The table below presents information concerning nonperforming assets including nonaccrual loans, renegotiated loans, loans 90 days or more past due, other real estate loans and repossessed assets at September 30, 2002 and December 31, 2001. A loan is classified as nonaccrual when, in the opinion of management, there are doubts about collectability of interest and principal. At the time the accrual of interest is discontinued, future income is recognized only when cash is received. Renegotiated loans are those loans which terms have been renegotiated to provide a reduction or deferral of principal or interest as a result of the deterioration of the borrower.


                                                         September 30,      December 31,
                                                             2002               2001
                                                             ----               ----

         (dollars in thousands)
  Loans on nonaccrual basis                              $      498         $      256
  Loans past due 90 days or more                                190                360
  Renegotiated loans                                            498                520
                                                         ----------         ----------
  Total nonperforming loans                                   1,186              1,136
  Other real estate                                               -                126
  Repossessed assets                                             21                  -
                                                         ----------         ----------
      Total nonperforming assets                         $    1,207         $    1,262
                                                         ==========         ==========

  Nonperforming loans as a percent of total loans               0.6%               0.7%
                                                         ==========         ==========


  Nonperforming assets as a percent of total assets             0.5%               0.5%
                                                         ==========         ==========


  Allowance for loan loss as a percent of loans                1.50%              1.47%
                                                         ==========         ==========


Management believes the level of the allowance for loan losses at September 30, 2002 is sufficient. The relationship between the allowance for loan losses and outstanding loans is a function of the credit quality and known risk attributed to the loan portfolio. The on-going loan review program and credit approval process is used to determine the adequacy of the allowance for loan losses.

Included in total loans are loans of $498,000 which management has classified as impaired under the terms of FAS No. 114, "Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosure". The related allowance for loan losses on these loans amounted to $41,000. There were no impaired loans without a related allowance for loan losses. The average balance of impaired loans for the period was $514,000.

                                      -15

                             CONTROLS AND PROCEDURES

                Evaluation of disclosure controls and procedures

Based on their evaluation as of a date within 90 days of the filing date of this Quarterly Report on Form 10-QSB, the Registrant's principal executive officer and principal financial officer have concluded that the Registrant's disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934 (the "Exchange Act")) are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

                          Changes in internal controls

There were no significant changes in the Registrant's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

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

                            DIMECO, INC.

Date: November 12, 2002     By: /s/ Gary C. Beilman
                                --------------------------------------------
                                Gary C. Beilman
                                Executive Vice President and Chief Executive
                                Officer

Date: November 12, 2002     By: /s/ Maureen H. Beilman
                                --------------------------------------------
                                Maureen H. Beilman
                                Chief Financial Officer

                            SECTION 302 CERTIFICATION

       I, Gary C. Beilman, certify that:

1.     I have reviewed this quarterly report on Form 10-QSB of Dimeco, Inc.:

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

       (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

       (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

       (c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

       (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

       (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                              /s/ Gary C. Bielman
Date: November 12, 2002                      ___________________________________
                                             Gary C. Beilman
                                             Chief Executive Officer

                            SECTION 302 CERTIFICATION

       I, Maureen H. Beilman, certify that:

1.     I have reviewed this quarterly report on Form 10-QSB of Dimeco, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

       (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

       (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

       (c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

       (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

       (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                             /s/ Maureen H. Beilman
Date: November 12, 2002                      ___________________________________
                                             Maureen H. Beilman
                                             Chief Financial Officer