Form 10KSB
period 2002-12-31
DIMECO INC
filed 2003-03-26
CIK 898037

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

(Mark One)

☒            ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the fiscal year ended December 31, 2002

- OR -

☐            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the transition period from                       to

SEC File Number: 0-49639

DIMECO, INC.

(Exact name of small business issuer in its charter)

Pennsylvania (State or other jurisdiction of of incorporation or organization)	23-2250152 (I.R.S. Employer Identification No.)

800-822 Church Street, Honesdale, Pennsylvania (Address of principal executive offices)	18431 (Zip Code)

Registrant’s telephone number, including area code: (570) 253-1970

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, par value $0.50 per share
(Title of Class)

Check whether the issuer: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB  ☒

The issuer’s revenues for the year ended December 31, 2002 totaled $17.2 million.

The aggregate market value of the voting and non-voting stock held by non-affiliates of the issuer, as of March 1, 2003 was $31.1 million.

As of March 1, 2003, registrant had 756,088 shares of common stock outstanding.

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☒

DOCUMENTS INCORPORATED BY REFERENCE

1.        Portions of the Annual Report to Stockholders for the Fiscal Year ended December 31, 2002. (Part I)

2.        Portions of the Proxy Statement for the Annual Meeting of Stockholders for the fiscal year ended December 31, 2002. (Part III)

Forward-Looking Statements

Dimeco, Inc. (the “Company” or “Registrant”) may, from time to time, make written or oral “forward-looking statements,” including statements contained in the Company’s filings with the Securities and Exchange Commission (including this annual report on Form 10-KSB and the exhibits thereto), in its reports to stockholders and in other communications by the Company, which are made in good faith by the Company pursuant to the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995.

These forward-looking statements involve risks and uncertainties, such as statements of the Company’s plans, objectives, expectations, estimates and intentions, that are subject to change based on various important factors (some of which are beyond the Company’s control). The following factors, among others, could cause the Company’s financial performance to differ materially from the plans, objectives, expectations, estimates and intentions expressed in such forward-looking statements: the strength of the United States economy in general and the strength of the local economies in which the Company conducts operations; the effects of, and changes in, trade, monetary and fiscal policies and laws, including interest rate policies of the Board of Governors of the Federal Reserve System, inflation, interest rate, market and monetary fluctuations; the timely development of and acceptance of new products and services of the Company and the perceived overall value of these products and services by users, including the features, pricing and quality compared to competitors’ products and services; the willingness of users to substitute competitors’ products and services for the Company’s products and services; the success of the Company in gaining regulatory approval of its products and services, when required; the impact of changes in financial services’ laws and regulations (including laws concerning taxes, banking, securities and insurance); technological changes, acquisitions; changes in consumer spending and saving habits; and the success of the Company at managing these risks.

The Company cautions that this list of important factors is not exclusive. The Company does not undertake to update any forward-looking statement, whether written or oral, that may be made from time to time by or on behalf of the Company.

PART I

Item 1. Description of Business

General

The Company, a Pennsylvania corporation, is a bank holding company headquartered in Honesdale, Pennsylvania. At December 31, 2002, the Company had total consolidated assets, deposits and stockholders’ equity of approximately $281 million, $239 million and $25 million, respectively. The Company’s principal business is to serve as a holding company for its wholly-owned subsidiary, The Dime Bank (the “Bank”).

The Bank is a Pennsylvania-chartered commercial bank, originally organized in 1905. The Bank provides a comprehensive range of lending, depository and financial services to individuals and small to medium-sized businesses. The Bank’s deposit services range from traditional time, demand, and savings deposit accounts to sophisticated cash management products, including electronic banking and commercial sweep accounts. The Bank’s lending services include secured and unsecured commercial, real estate and consumer loans. The Bank also operates a trust and investments department, with $18.6 million in client assets under management at December 31, 2002, of which $6.8 million is non-discretionary with no investment authority. The Bank conducts business from four branch offices, located in Honesdale, Hawley, Damascus and Greentown, Pennsylvania, as well as maintaining two off-site ATM machines, one in Honesdale and one in Hawley, Pennsylvania. The Bank’s web site is www.thedimebank.com.

Competition

The Bank is one of many financial institutions serving its principal market area, which includes Wayne and Pike Counties, Pennsylvania and Sullivan County, New York. The competition for deposit products comes from other insured financial institutions such as commercial banks, thrift institutions, credit unions, and multi-state regional banks in the Company’s market area. Deposit competition also includes a number of insurance products sold by local agents and investment products such as mutual funds and other securities sold by local and regional brokers. Loan competition varies depending upon market conditions and comes from other insured financial institutions such as commercial banks, thrift institutions, credit unions, multi-state regional banks, and mortgage brokers.

Analysis of Loan Portfolio. Set forth below is selected data relating to the composition of the Bank’s loan portfolio by type of loan on the dates indicated.

	At December 31,

	2002		2001		2000		1999		1998

(Dollars in thousands)	$	%	$	%	$	%	$	%	$	%

Type of Loans:
Loans secured by real estate:
Construction and development	$111	0.1%	$233	0.1%	$681	0.4%	$840	0.6%	$1,385	1.1%
Mortgage loans-secured by farmland	1,978	1.1	2,318	1.4	2,317	1.5	2,630	1.9	2,486	2.0
Commercial loans-secured by non-farm, non-residential properties	88,960	47.3	71,015	43.8	63,786	41.0	51,576	37.3	44,174	35.1
Secured by 1-4 family residential properties:
Home equity loans	1,402	0.7	993	0.6	1,005	0.6	1,183	0.9	1,359	1.1
Mortgage loans	48,980	26.0	46,809	28.8	47,116	30.3	45,013	32.6	40,628	32.3
Commercial and industrial loans	28,437	15.1	23,467	14.4	21,506	13.8	17,524	12.7	16,175	12.9
Installment loans	16,896	9.0	16,193	10.0	17,716	11.4	18,280	13.2	18,552	14.7
Other loans:
Agricultural	705	0.4	772	0.5	853	0.5	833	0.6	645	0.5
Other	638	0.3	706	0.4	738	0.5	349	0.2	364	0.3

Total loans	188,107	100.00%	162,506	100.00%	155,718	100.00%	138,228	100.00%	125,768	100.00%

Less unearned income	746		766		771		702		807

Loans, net of unearned income	$187,361		$161,740		$154,947		$137,526		$124,961

Loans held for sale	$1,195		$527		$76		$237		$923

Loan Maturity. The following table sets forth the maturities for selected categories of the Bank’s loan portfolio at December 31, 2002. The table does not include prepayments or scheduled principal repayments. All loans are shown as maturing based on contractual maturities.

(In thousands)	Due Within 1 year	Due after 1 through 5 years	Due after 5 years	Total

Commercial and agricultural real estate	$66,211	$21,154	$3,573	$90,938
Commercial and industrial, and agricultural	19,631	8,062	1,449	29,142
Construction and development	—	111	—	111

Total Amounts Due	$85,842	$29,327	$5,022	$120,191

The following table sets forth the dollar amount as of December 31, 2002 of selected categories of the Company’s loans due after December 31, 2003, which are based upon fixed interest rates or floating or adjustable interest rates.

(In thousands)	Fixed Rates	Floating or Adjustable Rates	Total

Commercial and agricultural real estate	$4,525	$20,202	$24,727
Commercial and industrial, and agricultural	9,121	390	9,511
Construction and development	111	—	111

Total Amounts Due	$13,757	$20,592	$34,349

Lending Activities

General. The principal lending activity of the Bank is the origination of commercial real estate loans, residential mortgage loans, commercial and industrial loans, installment loans, and, to a lesser extent, construction and development loans, home equity loans, and agricultural loans. Generally, loans are originated in the Company’s primary market area.

Commercial Real Estate Loans. The commercial real estate loan portfolio consists of loans secured primarily by children’s recreational summer camps, retail stores, retail offices and manufacturing facilities. Loans secured by commercial property may be originated in amounts up to 80% of the lower of the appraised value or purchase price, for a maximum term of 20 years. A large portion of the commercial real estate loans are secured by summer camps and recreational facilities for children, which are adjustable rate loans, with terms of up to 20 years, with the rate tied to the prime interest rate. At December 31, 2002, $29 million of the loan portfolio consisted of loans to these summer camps and recreational facilities for children.

Loans secured by commercial properties generally involve a greater degree of risk than residential mortgage loans and carry larger loan balances. This increased credit risk is a result of several factors, including the concentration of principal in a limited number of loans and borrowers, the effects of general economic conditions on income-producing properties and the greater difficulty of evaluating and monitoring these types of loans. Any significant adverse change in economic conditions could have an adverse impact on the borrowers’ ability to repay loans. A large portion of the Bank’s commercial real estate loan portfolio consists of loans secured by summer camps and recreational facilities located in the northeastern United States. Such loans are dependent upon seasonal business and factors beyond the Bank’s control, such as the general economic condition of the northeastern United States and the impact on discretionary consumer spending.

Furthermore, the repayment of loans secured by commercial real estate is typically dependent upon the successful operation of the related business or commercial project. If the cash flow from the project is reduced, the borrower’s ability to repay the loan may be impaired. This cash flow shortage may result in the failure to make loan payments. In such cases, the Bank may be compelled to modify the terms of the loan. In addition, the nature of these loans makes them generally less predictable and more difficult to evaluate and monitor. As a result, repayment of these loans may be subject to a greater extent than residential loans to adverse conditions in the real estate market or economy.

Residential Real Estate Loans. The residential real estate portfolio consists of one-to-four family residential mortgage loans. The Bank generally originates one- to-four family residential mortgage loans in amounts of up to 80% of the appraised value of the mortgaged property without requiring mortgage insurance. The Bank will originate residential mortgage loans in amounts up to 95% of the appraised value of a mortgaged property, however, mortgage insurance for the borrower is required. In addition, the Bank participates in special residential loan programs through various state and federal agencies which provide first time home buyers the ability to finance up to 100% of the property value, these loans are guaranteed by those various federal and state agencies. The Bank offers residential fixed rate loans and adjustable rate loans with a 15 to 30 year amortization period. Interest rates for adjustable rate loans for residences adjust every one to three years based upon the five year U.S. Treasury bill rate. Interest rate adjustments on such loans are generally limited to 2% during any adjustment period and 6% over the life of the loan. These loans are originated for retention in the portfolio.

Fixed rate loans are underwritten in accordance with FreddieMac guidelines. Currently, loans underwritten in accordance with FreddieMac guidelines are generally sold in the secondary market. However, the number of saleable loans could vary materially as a result of market conditions. The Bank generally charges a higher interest rate if loans are not saleable under FreddieMac guidelines. At December 31, 2002, $34 million of the Bank’s residential real estate loan portfolio consisted of long-term fixed rate mortgage loans.

Substantially all of the one-to-four family mortgages include “due on sale” clauses, which are provisions giving the Bank the right to declare a loan immediately payable if the borrower sells or otherwise transfers an interest in the property to a third party.

Property appraisals on real estate securing one-to-four family residential loans are made by appraisers approved by the Loan Committee. Appraisals are performed in accordance with applicable regulations and policies. The Bank obtains title insurance policies on most first mortgage real estate loans originated, and all second mortgage loans in excess of $50,000.

Commercial and Industrial Loans. Commercial and industrial loans consist of equipment, accounts receivables, inventory, lines of credit, and other business purpose loans. Such loans may be originated in amounts up to 75% of the appraised value of the business asset and are secured by either the underlying collateral and/or by the personal guarantees of the borrower. Commercial and industrial loans are generally made at rates which adjust above the treasury interest rate and generally mature in 5 to 10 years.

Unlike residential mortgage loans, which generally are made on the basis of the borrower’s ability to make repayment from his or her employment and other income and which are secured by real property whose value tends to be more easily ascertainable, commercial business loans typically are made on the basis of the borrower’s ability to make repayment from the cash flow of the borrower’s business. As a result, the availability of funds for the repayment of commercial business loans may be substantially dependent on the success of the business itself and the general economic environment.

Installment Loans. The installment loan portfolio includes various types of secured and unsecured consumer loans including automobile, education, and recreational vehicle loans. The Bank originates loans directly and indirectly through local automobile and recreational vehicle dealerships. These loans generally have terms of one to five years, generally at fixed rates of interest. The interest rates range between 0.3% for loans that are secured by deposits to 15.5% for loans that are unsecured, with an average interest rate of approximately 10%. The installment loan portfolio includes approximately $9 million of new and used automobile loans. These loans are originated in amounts up to 85% of the purchase price of the vehicle.

Loans Held For Sale. The Bank holds as available for sale certain residential mortgage loans that have an annual yield determined by management. These loans conform to Freddie Mac guidelines and are readily salable in the secondary market. The Bank services such loans and is generally not liable for these loans, since they are sold on a non-recourse basis. At December 31, 2002, $1,195,000 of loans were classified as held for sale, carried at the lower of cost or market value.

Loan Solicitation and Processing. The Bank has established various lending limits for its officers and also maintains a loan committee. The loan committee is comprised of the President, Chief Executive Officer and seven of the Bank’s loan officers. The loan committee has the authority to approve all loans up to $250,000. Requests in excess of this limit must be submitted to the full Board of Directors for approval. Additionally, the President and the Chief Executive Officer each has the authority to approve secured loans up to $100,000, and unsecured loans up to $50,000. Loan officers generally have the authority to approve secured loans between $10,000 and $75,000 and unsecured loans between $5,000 and $35,000. Notwithstanding individual lending authority, certain loan policy exceptions must be submitted to the loan committee for approval.

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

Loan Commitments. The Bank generally grants commitments to fund fixed and adjustable-rate single-family mortgage loans for periods of 60 days at a specified term and interest rate. The total amount of its commitments to extend credit as of December 31, 2002 was $25 million.

Nonperforming Assets. The following table identifies nonperforming loans including nonaccrual loans and past due loans which were contractually past due 90 days or more. Renegotiated loans are those which terms have been renegotiated to provide a reduction or deferral of principal or interest as a result of the deteriorating position of the borrower. At December 31,

2002, the Bank had approximately $3,025,000 of impaired loans within the meaning of FAS No. 114, as amended by FAS No. 118. For the year ended December 31, 2002, interest income that would have been recorded on loans accounted for on a non-accrual basis under the original terms of such loans was approximately $53,000 of which $42,000 was collected.

	At December 31,

(In thousands)	2002	2001	2000	1999	1998

Loans accounted for on a nonaccrual basis:
Mortgage loans	$467	$149	$740	$743	$248

Commercial and industrial, and agricultural	62	43	149	176	137
Installment	73	64	118	138	140

Total	602	256	1,007	1,057	525

Accruing loans which are contractually past due 90 days or more:
Mortgage loans	55	265	272	690	627
Commercial and industrial, and agricultural	10	70	10	81	246
Installment	27	25	59	61	68

Total	92	360	341	832	941

Renegotiated loans	498	520	540	614	822

Total nonperforming loans	1,192	1,136	1,888	2,503	2,288

Other real estate owned	—	126	179	355	275

Total nonperforming assets	$1,192	$1,262	$2,067	$2,858	$2,563

Nonperforming loans as a percent of total loans	0.64%	0.70%	1.22%	1.82%	1.83%

Nonperforming assets as a percent total assets	0.43%	0.51%	0.96%	1.47%	1.45%

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

Potential Problem Loans. As of December 31, 2002, there were no loans not previously disclosed, where known information about possible credit problems of borrowers causes management to have serious doubts as to the ability of such borrowers to comply with the present loan repayment terms.

Classified Assets. Management, in compliance with regulatory guidelines, has instituted an internal loan review program, whereby loans are classified as special mention, substandard, doubtful or loss. When a loan is classified as substandard or doubtful, management is required to establish a valuation reserve for loan losses in an amount that is deemed prudent. When management classifies a loan as a loss asset, a reserve equal to 100% of the loan balance is required to be established or the loan is to be charged-off. The allowance for loan losses is composed of an allowance for both inherent risk associated with lending activities and particular problem assets.

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

Management’s evaluation of the classification of assets and the adequacy of the allowance for loan losses is reviewed by the Board on a regular basis and by the regulatory agencies as part of their examination process.

The following table sets forth the Bank’s classified assets in accordance with its classification system.

(In thousands)	At December 31, 2002

Special mention	$5,039
Substandard	1,896
Doubtful	—
Loss	—

Total	$6,935

Allowance for Loan Losses

The allowance for loan losses represents the amount which management estimates is adequate to provide for probable losses inherent in its loan portfolio. The allowance method is used in providing for loan losses. Accordingly, all loan losses are charged to the allowance, and all recoveries are credited to it. The allowance for loan losses is established through a provision for loan losses charged to operations. The provision for loan losses is based on management’s periodic evaluation of individual loans, economic factors, past loan loss experience, changes in the composition and volume of the portfolio, and other relevant factors. The estimates used in determining the adequacy of the allowance for loan losses, including the amounts and timing of future cash flows expected on impaired loans, are particularly susceptible to changes in the near term.

Impaired loans are commercial and commercial real estate loans for which it is probable that the Bank will not be able to collect all amounts due according to the contractual terms of the loan agreement. The Bank individually evaluates such loans for impairment and does not aggregate loans by major risk classifications. The definition of “impaired loans” is not the same as the definition of “nonaccrual loans,” although the two categories overlap. The Bank may choose to place a loan on nonaccrual status due to payment delinquency or uncertain collectibility, while not necessarily classifying the loan as impaired. Factors considered by management in determining impairment include payment status and collateral value. The amount of impairment for these types of impaired loans is determined by the difference between the present value of the expected cash flows related to the loan, using the original interest rate, and its recorded value, or as a practical expedient in the case of collateralized loans, the difference between the fair value of the collateral and the recorded amount of the loans. When foreclosure is probable, impairment is measured based on the fair value of the collateral.

Mortgage loans on one-to-four family properties and all consumer loans are large groups of smaller-balance homogeneous loans and are measured for impairment collectively. Loans that experience insignificant payment delays, which are defined as 90 days or less, generally are not classified as impaired. Management determines the significance of payment delays on a case-by-case basis taking into consideration all of the circumstances surrounding the loan and the borrower including the length of the delay, the borrower’s prior payment record, and the amount of shortfall in relation to the principal and interest owed.

The following table sets forth certain information regarding the allowance for loan losses at or for the dates indicated.

	At or for the Year Ended December 31,

(In thousands)	2002	2001	2000	1999	1998

Loans outstanding at end of period	$187,361	$161,740	$154,947	$137,526	$124,961

Average loans outstanding	$172,368	$158,521	$146,679	$130,869	$114,736

Allowance for loan losses:
Balance, beginning of the period	$2,373	$2,088	$1,834	$1,682	$1,511

Loans charged off:
Commercial and industrial, and agricultural	100	218	170	196	75
Mortgage loans	48	208	442	94	46
Installment	151	199	165	93	192

Total loans charged off	299	625	777	383	313

Recoveries:
Commercial and industrial, and agricultural	6	11	38	2	2
Mortgage loans	23	8	22	2	3
Installment	40	24	41	27	28

Total recoveries	69	43	101	31	33

Net loans charged off	230	582	676	352	280

Provisions charged to expense	675	867	930	504	451

Balance, end of period	$2,818	$2,373	$2,088	$1,834	$1,682

Ratios:
Net charge offs as a percent of average loans outstanding	0.13%	0.37%	0.46%	0.27%	0.24%

Allowance for loan losses as a percent of average loans outstanding	1.63%	1.50%	1.42%	1.40%	1.45%

The following table exhibits a breakdown by loan category of the allowance for loan losses.

	At December 31,

	2002		2001		2000		1999		1998

(In thousands)	Amount	Percent of Loans to Total Loans	Amount	Percent of Loans to Total Loans	Amount	Percent of Loans to Total Loans	Amount	Percent of Loans to Total Loans	Amount	Percent of Loans to Total Loans

Commercial and industrial, and agricultural	$383	15.8%	$147	14.9%	$338	14.3%	$213	13.3%	$230	13.4%
Construction and development	1	0.1	1	0.1	4	0.4	8	0.6	11	1.1
Mortgage	1,993	75.4	1,860	74.0	1,388	72.8	1,343	71.8	1,235	69.4
Installment	245	8.7	237	11.0	250	12.5	225	14.3	197	16.1
Unallocated	196	—	128	—	108	—	45	—	9	—

Total	$2,818	100.0%	$2,373	100.0%	$2,088	100.0%	$1,834	100.0%	$1,682	100.0%

Investment Activities

The Bank is required under federal regulations to maintain a minimum amount of liquid assets which may be invested in specified short-term securities and certain other investments. The level of liquid assets varies depending upon several factors, including: (i) the yields on investment alternatives, (ii) management’s judgment as to the attractiveness of the yields then available in relation to other opportunities, (iii) expectation of future yield levels, and (iv) management’s projections as to the short-term demand for funds to be used in loan origination and other activities. Investment securities, including mortgage-backed securities, are classified at the time of purchase, based upon management’s intentions and abilities, as securities held to maturity or securities available for sale. Debt securities acquired with the intent and ability to hold to maturity are classified as held to maturity and are stated at cost and adjusted for amortization of premium and accretion of discount, which are computed using the interest method and recognized as adjustments of interest income. All other debt securities are classified as available for sale to serve principally as a source of liquidity. Equity securities are classified as available for sale when purchased.

Current regulatory and accounting guidelines regarding investment securities (including mortgage backed securities) require the Bank to categorize securities as “held to maturity,” “available for sale” or “trading.” As of December 31, 2002, the Registrant had securities classified as “held to maturity” and “available for sale” in the amount of approximately $400,000 and $79 million, respectively and had no securities classified as “trading.” Securities classified as “available for sale” are reported for financial reporting purposes at the fair market value with net changes in the market value from period to period included as a separate component of stockholders’ equity, net of income taxes. At December 31, 2002, the Registrant’s securities available for sale had an amortized cost of $78 million and market value of $79 million. The changes in market value in the Registrant’s available for sale portfolio reflect normal market conditions and vary, either positively or negatively, based primarily on changes in general levels of market interest rates relative to the yields of the portfolio. Changes in the market value of securities available for sale do not affect the Company’s income. In addition, changes in the market value of securities available for sale do not affect the Bank’s regulatory capital requirements or its loan-to-one borrower limit.

At December 31, 2002, the Bank’s investment portfolio policy allowed investments in instruments such as: (i) U.S. Treasury obligations, (ii) U.S. federal agency or federally sponsored agency obligations, (iii) municipal obligations, (iv) mortgage-backed securities, (v) banker’s acceptances, (vi) certificates of deposit, and (vii) investment grade corporate bonds, and commercial paper. The Board of Directors may authorize additional investments.

Investment Portfolio

The following table sets forth the carrying value of the investment securities portfolio at the dates indicated.

	At December 31,

(In thousands)	2002	2001	2000

Available for Sale:
U.S. Government agency securities	$27,845	$15,042	$11,867
Mortgage-backed securities	167	215	254
Obligations of states and political subdivisions	8,906	6,249	5,656
Corporate securities	11,651	13,959	17,864
Commercial paper	29,967	34,383	11,891
Equity securities	344	212	191

Total	$78,880	$70,060	$47,723

Held to Maturity:
Obligations of states and political subdivisions	$426	$414	$503

Investment Portfolio Maturities. The following table sets forth certain information regarding the carrying values, weighted average yields and maturities of the Registrant’s investment and mortgage—backed securities portfolio at December 31, 2002. The following table does not take into consideration the effects of scheduled repayments or the effects of possible prepayments.

	One Year or Less		One to Five Years		Five to Ten Years		More than Ten Years		Total Investment Securities

(In thousands)	Carrying Value	Average Yield(1)	Carrying Value	Average Yield(1)	Carrying Value	Average Yield(1)	Carrying Value	Average Yield(1)	Carrying Value	Average Yield(1)	Market Value

Available for Sale:
U.S. government agency securities	$—	—%	$4,508	3.12%	$6,022	3.94%	$17,315	5.22%	$27,845	4.80%	$27,845
Mortgage-backed securities	—	—	—	—	—	—	167	4.16	167	4.16	167
Obligations of state and political subdivisions	1,995	3.19	1,096	6.77	3,415	7.31	2,400	7.12	8,906	6.25	8,906
Corporate securities	3,659	5.00	6,735	7.72	757	6.75	500	7.33	11,651	6.75	11,651
Commercial paper	29,967	1.93	—	—	—	—	—	—	29,967	1.93	29,967
Equity securities(2)	—	—	—	—	—	—	344	3.88	344	3.88	344

Total	$35,621	2.28%	$12,339	5.59%	$10,194	5.24%	$20,726	6.87%	$78,880	4.06%	$78,880

Held to Maturity
Obligations of state and political subdivisions	230	5.85%	196	11.36%	—	—%	—	—%	426	10.35%	462

Total	$230	5.85%	$196	11.36%	$—	—%	$—	—%	$426	10.35%	$462

____________________________

   (1)    Weighted average yields have been computed on a taxable equivalent basis assuming a federal income tax rate of 34%.

   (2)    Equity investments that do not have readily determinable fair values are reported in Other Assets.

Sources of Funds

General. Deposits are the major source of the Bank’s funds for lending and other investment purposes. Borrowings may be used on a short-term basis to compensate for reductions in the availability of funds from other sources. In addition to deposits and borrowings, the Bank derives funds from loan principal repayments, and proceeds from the sale of investment securities. Loan payments are a relatively stable source of funds, while deposit inflows are significantly influenced by general interest rates and money market conditions. They also may be used on a longer-term basis for interest rate risk management and general business purposes.

Deposits. The Bank offers a variety of deposit accounts, although a majority of deposits are in fixed-term, market-rate certificate accounts. Deposit account terms vary, primarily as to the required minimum balance amount, the amount of time that the funds must remain on deposit and the applicable interest rate.

Jumbo Certificates of Deposit

The following table shows the amount of the Bank’s certificates of deposit of $100,000 or more by time remaining until maturity as of December 31, 2002:

Maturity Period	Certificates of Deposit

(In thousands)
Within three months	$14,870
Three through six months	9,426
Six through twelve months	9,842
Over twelve months	11,322

$45,460

Borrowings. The Bank may obtain advances from the FHLB of Pittsburgh to supplement its supply of lendable funds. Advances from the FHLB of Pittsburgh are typically secured by a pledge of the Bank’s stock in the FHLB of Pittsburgh and a portion of the Bank’s first mortgage loans and certain other assets. Each FHLB credit program has its own interest rate, which may be fixed or variable, and range of maturities. The Bank, if the need arises, may also access the Federal Reserve Bank discount window to supplement its supply of lendable funds and to meet deposit withdrawal requirements.

The following table sets forth information concerning short-term FHLB advances and securities sold under agreements to repurchase during the periods indicated.

	At or For the Years Ended December 31,

(Dollars in thousands)	2002	2001	2000

Average outstanding	$10,886	$7,298	$5,902
Maximum amount outstanding at any month-end during the year	15,552	10,085	8,361
Weighted average interest rate during the year	1.32%	2.45%	4.74%
Total short-term borrowings at year end	8,928	8,252	4,157
Weighted average interest rate at year end	1.00%	1.32%	4.82%

Personnel

As of December 31, 2002, the Registrant had 79 full-time employees and 19 part-time employees. The employees are not represented by a collective bargaining unit. The Registrant believes its relationship with its employees to be satisfactory.

Trust Activities

The Bank operates a Trust and Investments Department which provides estate planning, investment management and financial planning to customers. At December 31, 2002, the Bank acted as trustee for $18.6 million of assets, of which $6.8 million is non-discretionary with no investment authority.

Regulation

Set forth below is a brief description of certain laws which relate to the regulation and supervision of the Company and the Bank. The description does not purport to be complete and is qualified in its entirety by reference to applicable laws and regulations.

Regulation of the Company

Set forth below is a brief description of certain laws which related to the regulation of the Company and the Bank. The description does not purport to be complete and is qualified in its entirety by reference to applicable laws and regulations.

Recent Legislation to Curtail Corporate Accounting Irregularities. On July 30, 2002, President Bush signed into law the Sarbanes-Oxley Act of 2002 (the “Act”). The Securities and Exchange Commission (the “SEC”) has promulgated certain regulations pursuant to the Act and will continue to propose additional implementing or clarifying regulations as necessary in furtherance of the Act. The passage of the Act and the regulations implemented by the SEC subject publicly-

traded companies to additional and more cumbersome reporting regulations and disclosure. Compliance with the Act and corresponding regulations may increase the Company’s expenses.

General. The Company, as a bank holding company under the Bank Holding Company Act of 1956, as amended, is subject to regulation, supervision and examination by the Board of Governors of the Federal Reserve System and by the Pennsylvania Department of Banking. The Company is required to file annually a report of its operations with the Federal Reserve and the Pennsylvania Department of Banking. This regulation and oversight is generally intended to ensure that the Company limits its activities to those allowed by law and that it operates in a safe and sound manner without endangering the financial health of the Bank.

Under the Bank Holding Company Act, the Company must obtain the prior approval of the Federal Reserve before it may acquire control of another bank or bank holding company, merge or consolidate with another bank holding company, acquire all or substantially all of the assets of another bank or bank holding company, or acquire direct or indirect ownership or control of any voting shares of any bank or bank holding company if, after such acquisition, the Company would directly or indirectly own or control more than 5% of such shares.

Federal statutes impose restrictions on the ability of a bank holding company and its nonbank subsidiaries to obtain extensions of credit from its subsidiary bank, on the subsidiary bank’s investments in the stock or securities of the holding company, and on the subsidiary bank’s taking of the holding company’s stock or securities as collateral for loans to any borrower. A bank holding company and its subsidiaries are also prevented from engaging in certain tie-in arrangements in connection with any extension of credit, lease or sale of property, or furnishing of services by the subsidiary bank.

A bank holding company is required to serve as a source of financial and managerial strength to its subsidiary banks and may not conduct its operations in an unsafe or unsound manner. In addition, it is the Federal Reserve policy that a bank holding company should stand ready to use available resources to provide adequate capital to its subsidiary banks during periods of financial stress or adversity and should maintain the financial flexibility and capital-raising capacity to obtain additional resources for assisting its subsidiary banks. A bank holding company’s failure to meet its obligations to serve as a source of strength to its subsidiary banks will generally be considered by the Federal Reserve to be an unsafe and unsound banking practice or a violation of the Federal Reserve regulations, or both.

Non-Banking Activities. The business activities of the Company, as a bank holding company, are restricted by the Bank Holding Company Act. Under the Bank Holding Company Act and the Federal Reserve’s bank holding company regulations, the Company may only engage in, or acquire or control voting securities or assets of a company engaged in (i) banking or managing or controlling banks and other subsidiaries authorized under the Bank Holding Company Act; or (ii) any non-banking activity the Federal Reserve has determined to be so closely related to banking or managing or controlling banks to be a proper incident thereto. These include any incidental activities necessary to carry on those activities, as well as a lengthy list of activities that the Federal Reserve has determined to be so closely related to the business of banking as to be a proper incident thereto.

Financial Modernization. The Gramm-Leach-Bliley Act, which became effective in March 2001, permits greater affiliation among banks, securities firms, insurance companies, and other companies under a new type of financial services company known as a “financial holding company.” A financial holding company essentially is a bank holding company with significantly expanded powers. Financial holding companies are authorized by statute to engage in a number of financial activities previously impermissible for bank holding companies, including (i) securities underwriting, dealing and market making;(ii) sponsoring mutual funds and investment companies; (iii) insurance underwriting and agency; and (iv) merchant banking activities. The Gramm-Leach-Bliley Act also permits the Federal Reserve and the Treasury Department to authorize additional activities for financial holding companies if they are “financial in nature” or “incidental” to financial activities. A bank holding company may become a financial holding company if each of its subsidiary banks is well capitalized, well managed, and has at least a “satisfactory” CRA rating. A financial holding company must provide notice to the Federal Reserve within 30 days after commencing activities previously determined by statute or by the Federal Reserve and Department of the Treasury to be permissible. The Company has not submitted notice to the Federal Reserve to become a financial holding company.

Regulatory Capital Requirements. The Federal Reserve has adopted capital adequacy guidelines under which it assesses the adequacy of capital in examining and supervising a bank holding company and in analyzing applications to it under the Bank Holding Company Act. The Federal Reserve’s capital adequacy guidelines are similar to those imposed on the Bank by the Federal Deposit Insurance Corporation (“FDIC”). See “Regulation of the Bank - Regulatory Capital Requirements.”

Restrictions on Dividends. The Federal Reserve has issued a policy statement on the payment of cash dividends by bank holding companies, which expresses the Federal Reserve’s view that a bank holding company should pay cash dividends only to the extent that the holding company’s net income for the past year is sufficient to cover both the cash dividends and a rate of earnings retention that is consistent with the holding company’s capital needs, asset quality and overall financial condition. The Federal Reserve also indicated that it would be inappropriate for a company experiencing serious financial problems to borrow funds to pay dividends. Furthermore, under the federal prompt corrective action regulations, the Federal Reserve may prohibit a bank holding company from paying any dividends if the holding company’s bank subsidiary is classified as “undercapitalized.”

Regulation of the Bank

General. As a Pennsylvania chartered insured commercial bank with deposits insured by the Bank Insurance Fund of the FDIC, the Bank is subject to extensive regulation and examination by the Pennsylvania Department of Banking and by the FDIC, which insures its deposits to the maximum extent permitted by law. The federal and state laws and regulations applicable to banks regulate, among other things, the scope of their business, their investments, the reserves required to be kept against deposits, the timing of the availability of deposited funds and the nature and amount of and collateral for certain loans. The laws and regulations governing the Bank generally have been promulgated to protect depositors and not for the purpose of protecting stockholders. This regulatory structure also gives the federal and state banking agencies extensive discretion in connection with their supervisory and enforcement activities and examination policies, including policies with respect to the classification of assets and the establishment of adequate loan loss reserves for regulatory purposes. Any change in such regulation, whether by the Pennsylvania Department of Banking, the FDIC or the United States Congress, could have a material impact on the Bank and its operations.

Federal law provides the federal banking regulators, including the FDIC and the Federal Reserve, with substantial enforcement powers. This enforcement authority includes, among other things, the ability to assess civil money penalties, to issue cease-and-desist or removal orders, and to initiate injunctive actions against banking organizations and institution-affiliated parties, as defined. In general, these enforcement actions may be initiated for violations of laws and regulations and unsafe or unsound practices. Other actions or inactions may provide the basis for enforcement action, including misleading or untimely reports filed with regulatory authorities.

Pennsylvania Savings Bank Law. The Pennsylvania Banking Code contains detailed provisions governing the organization, location of offices, rights and responsibilities of trustees, officers, and employees, as well as corporate powers, savings and investment operations and other aspects of the Bank and its affairs. The code delegates extensive rule-making power and administrative discretion to the Pennsylvania Department of Banking so that the supervision and regulation of state chartered commercial banks may be flexible and readily responsive to changes in economic conditions and in savings and lending practices.

The code also provides state-chartered commercial banks with all of the powers enjoyed by federal savings and loan associations, subject to regulation by the Pennsylvania Department of Banking. The Federal Deposit Insurance Corporation Act, however, prohibits a state-chartered bank from making new investments, loans, or becoming involved in activities as principal and equity investments which are not permitted for national banks unless (1) the FDIC determines the activity or investment does not pose a significant risk of loss to the Savings Association Insurance Fund and (2) the bank meets all applicable capital requirements. Accordingly, the additional operating authority provided to the Bank by the code is significantly restricted by the Federal Deposit Insurance Act.

The Pennsylvania Banking Code states, in part, that dividends may be declared and paid only out of accumulated net earnings and may not be declared or paid unless surplus (retained earnings) is at least equal to contributed capital. The Bank has not declared or paid any dividends that have caused its retained earnings to be reduced below the amount required. Finally, dividends may not be declared or paid if the Bank is in default in payment of any assessment due the FDIC.

Federal Deposit Insurance. The FDIC is an independent federal agency that insures the deposits, up to prescribed statutory limits, of federally insured banks and savings institutions and safeguards the safety and soundness of the banking and savings industries. The FDIC administers two separate insurance funds, the Bank Insurance Fund, which generally insures commercial bank and state savings bank deposits, and the Savings Association Insurance Fund, which generally insures savings association deposits. The Bank is a member of the Bank Insurance Fund and its deposit accounts are insured by the FDIC, up to prescribed limits.

The FDIC is authorized to establish separate annual deposit insurance assessment rates for members of the Bank Insurance Fund and the Savings Association Insurance Fund, and to increase assessment rates if it determines such increases are appropriate to maintain the reserves of either insurance fund. In addition, the FDIC is authorized to levy emergency special assessments on Bank Insurance Fund and Savings Association Insurance Fund members. The FDIC’s deposit insurance premiums are assessed through a risk-based system under which all insured depository institutions are placed into one of nine categories and assessed insurance premiums based upon their level of capital and supervisory evaluation, with the assessment rate for most institutions set at 0%.

In addition, all institutions with deposits insured by the FDIC are required to pay assessments to fund interest payments on bonds issued by the Financing Corporation, an agency of the Federal government established to recapitalize the predecessor to the Savings Association Insurance Fund. These assessments will continue until the Financing Corporation bonds mature in 2017.

Regulatory Capital Requirements. The FDIC has promulgated capital adequacy requirements for state-chartered banks that, like the Bank, are not members of the Federal Reserve System. At December 31, 2002, the Bank exceeded all regulatory capital requirements and was classified as “well capitalized.”

The FDIC’s capital regulations establish a minimum 3% Tier 1 leverage capital requirement for the most highly rated state-chartered, non-member banks, with an additional cushion of at least 100 to 200 basis points for all other state-chartered, non-member banks, which effectively increases the minimum Tier 1 leverage ratio for such other banks to 4% to 5% or more. Under the FDIC’s regulation, the highest-rated banks are those that the FDIC determines are not anticipating or experiencing significant growth and have well diversified risk, including no undue interest rate risk exposure, excellent asset quality, high liquidity, good earnings and, in general, which are considered a strong banking organization, rated composite 1 under the Uniform Financial Institutions Rating System. Tier 1 or core capital is defined as the sum of common stockholders’ equity (including retained earnings), noncumulative perpetual preferred stock and related surplus, and minority interests in consolidated subsidiaries, minus all intangible assets other than certain mortgage and non-mortgage servicing assets and purchased credit card relationships.

The FDIC’s regulations also require that state-chartered, non-member banks meet a risk-based capital standard. The risk-based capital standard requires the maintenance of total capital (which is defined as Tier 1 capital and supplementary (Tier 2) capital) to risk weighted assets of 8%. In determining the amount of risk-weighted assets, all assets, plus certain off balance sheet assets, are multiplied by a risk-weight of 0% to 100%, based on the risks the FDIC believes are inherent in the type of asset or item. The components of Tier 1 capital for the risk-based standards are the same as those for the leverage capital requirement. The components of supplementary (Tier 2) capital include cumulative perpetual preferred stock, mandatory subordinated debt, perpetual subordinated debt, intermediate-term preferred stock, up to 45% of unrealized gains on equity securities and a bank’s allowance for loan and lease losses. Allowance for loan and lease losses includable in supplementary capital is limited to a maximum of 1.25% of risk-weighted assets. Overall, the amount of supplementary capital that may be included in total capital is limited to 100% of Tier 1 capital.

A bank that has less than the minimum leverage capital requirement is subject to various capital plan and activities restriction requirements. The FDIC’s regulations also provide that any insured depository institution with a ratio of Tier 1 capital to total assets that is less than 2.0% is deemed to be operating in an unsafe or unsound condition pursuant to Section 8(a) of the Federal Deposit Insurance Act and could be subject to termination of deposit insurance.

The Bank is also subject to minimum capital requirements imposed by the Pennsylvania Department of Banking on Pennsylvania-chartered depository institutions. Under the Pennsylvania Department of Banking’s capital regulations, a Pennsylvania bank or savings bank must maintain a minimum leverage ratio of Tier 1 capital (as defined under the FDIC’s capital regulations) to total assets of 4%. In addition, the Pennsylvania Department of Banking has the supervisory discretion to require a higher leverage ratio for any institutions based on the institution’s substandard performance in any of a number of areas. The Bank was in compliance with both the FDIC and the Pennsylvania Department of Banking capital requirements as of December 31, 2002.

Affiliate Transaction Restrictions. Federal laws strictly limit the ability of banks to engage in transactions with their affiliates, including their bank holding companies. Such transactions between a subsidiary bank and its parent company or the nonbank subsidiaries of the bank holding company are limited to 10% of a bank subsidiary’s capital and surplus and, with respect to such parent company and all such nonbank subsidiaries, to an aggregate of 20% of the bank subsidiary’s capital and surplus. Further, loans and extensions of credit generally are required to be secured by eligible collateral in specified amounts. Federal law also requires that all transactions between a bank and its affiliates be on terms as favorable to the bank as transactions with non-affiliates.

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

As a member, it is required to purchase and maintain stock in the Federal Home Loan Bank of Pittsburgh in an amount equal to the greater of 1% of its aggregate unpaid residential mortgage loans, home purchase contracts or similar obligations at the beginning of each year or 5% of its outstanding advances from the Federal Home Loan Bank. At December 31, 2002, the Bank was in compliance with this requirement.

Federal Reserve System. The Federal Reserve requires all depository institutions to maintain non-interest bearing reserves at specified levels against their transaction accounts (primarily checking and NOW accounts) and non-personal time deposits. The balances maintained to meet the reserve requirements imposed by the Federal Reserve may be used to satisfy the liquidity requirements that are imposed by the Department. At December 31, 2002, the Bank met its reserve requirements.

Loans to One Borrower. Under Pennsylvania and federal law, commercial banks have, subject to certain exemptions, lending limits to one borrower in an amount equal to 15% of the institution’s capital accounts. An institution’s capital account includes the aggregate of all capital, surplus, undivided profits, capital securities and general reserves for loan losses. As of December 31, 2002, loans-to-one borrower limitation was $4 million and the Bank was in compliance with such limitation.

Item 2.            Description of Property

(a)       The Company operates from its main office, an operational center, and four branch offices, as described in “Item 1 - Description of Business.” All offices are owned except for two branch offices and the operations center. The leases have initial terms of between 5-20 years, with renewal options for additional years.

(b)      Investment Policies. See “Item 1. Business” above for a general description of the Registrant’s investment policies and any regulatory or Board of Director’s percentage of assets limitations regarding certain investments. The Registrant’s investments are primarily to produce income, and to a lesser extent, possible capital gain.

(1)       Investments in Real Estate or Interests in Real Estate. See “Item 1. Business - Lending Activities and - Regulation,” and “Item 2. Description of Property.”

(2)       Investments in Real Estate Mortgages. See “Item 1. Business – Lending Activities and - Regulation.

(3)       Investments in Securities of or Interests in Persons Primarily Engaged in Real

Estate Activities. See “Item 1. Business - Lending Activities and - Regulation.

(c)       Description of Real Estate and Operating Data. Not applicable

Item 3.            Legal Proceedings

There are various claims and lawsuits in which Registrant is periodically involved, such as claims to enforce liens, condemnation proceedings on properties in which Registrant holds security interests, claims involving the making and servicing of real property loans, and other issues incident to Registrant’s business. In the opinion of management, no material loss is expected from any of the pending claims or lawsuits.

Item 4.            Submission of Matters to a Vote of Security Holders

Not applicable.

PART II

Item 5.            Market for Common Equity and Related Stockholder Matters

Information relating to the market for Registrant’s common equity and related stockholder matters appears under “ Stock Market Information” in the Registrant’s Annual Report to Stockholders for the fiscal year ended December 31, 2002 (“Annual Report”) and is incorporated herein by reference.

Item 6.            Management’s Discussion and Analysis or Plan of Operation

The information contained in the section captioned “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Annual Report is incorporated herein by reference.

Item 7.            Financial Statements

The Registrant’s financial statements listed in Item 13 are incorporated herein by reference.

Item 8.            Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

None.

PART III

Item 9.            Directors, Executive Officers, Promoters and Control Persons: Compliance with Section 16(a) of the Exchange Act.

The information required under this item is incorporated herein by reference to the Proxy Statement for the 2003 Annual Meeting (the “Proxy Statement”) contained under the sections captioned “Section 16(a) Beneficial Ownership Reporting Compliance,” and “Election of Directors.”

Item 10.          Executive Compensation

The information required by this item is incorporated by reference to the Proxy Statement contained under the section captioned “Director and Executive Officer Compensation.”

Item 11.          Security Ownership of Certain Beneficial Owners and Management

(a)       Security Ownership of Certain Beneficial Owners

(b)      Security Ownership of Management

The information required by items (a) and (b) is incorporated herein by reference to the Proxy Statement contained under the sections captioned “Principal Holders” and “Election of Directors.”

(c)       Management of the Company knows of no arrangements, including any pledge by any person of securities of the Company, the operation of which may at a subsequent date result in a change in control of the Company.

(d)      Securities Authorized for Issuance Under Equity Compensation Plans

Set forth below is information as of December 31, 2002 with respect to compensation plans under which equity securities of the Registrant are authorized for issuance.

EQUITY COMPENSATION PLAN INFORMATION

	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted- average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))

Equity compensation plans approved by shareholders:
2000 Independent Directors Stock Option Plan	20,000	$26.00	5,000
2000 Stock Incentive Plan	43,500	$27.69	16,000
Equity compensation plans not approved by shareholders(1)	n/a	n/a	n/a

TOTAL	63,500	$27.16	21,000

______________

   (1)    Not applicable.

Item 12.          Certain Relationships and Related Transactions

The information required by this item is incorporated herein by reference to the section captioned “Certain Relationships and Related Transactions” in the Proxy Statement.

Item 13.          Exhibits, Lists and Reports on Form 8-K

(a)       The following documents are filed as a part of this report:

(1)      The consolidated balance sheet of Dimeco, Inc. as of December 31, 2002 and 2001 and the related consolidated statements of income, changes in stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2002, together with the related notes and the independent auditors’ report of S.R. Snodgrass, A.C., independent certified public accountants for the three years ended December 31, 2002.

(2)      Schedules omitted as they are not applicable.

(3)      The following exhibits are included in this Report or incorporated herein by reference:

3(i)      Articles of Incorporation of Dimeco, Inc.*

3(ii)    Amended Bylaws of Dimeco, Inc.****

10.1    2000 Independent Directors Stock Option Plan**

10.2    2000 Stock Incentive Plan***

10.3    Form of Salary Continuation Plan for Executive Officers****

10.4    Form of Deferred Compensation Plan for Directors****

10.5    Form of Split Dollar Agreement with a Director****

13       Portions of the Annual Report to Stockholders for the fiscal year ended December 31, 2002

21       Subsidiary of the Registrant (See Item 1 — Description of Business — General)

23       Consent of S.R. Snodgrass, A.C.

99       Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*         Incorporated by reference to the Exhibit 3A to the Form S-4 (File No. 333-58936) filed with the Commission on February 26, 1993.

**       Incorporated by reference to Exhibit 99.1 to the Form S-8 (File No. 333-69420) filed with the Commission on September 14, 2002.

***     Incorporated by reference to Exhibit 99.1 to the Form S-8 (File No. 333-69416) filed with the Commission on September 14, 2002.

****   Incorporated by reference to the identically numbered exhibits of the Registrant’s Form 10-KSB for the year ended December 31, 2001 filed on March 26, 2002.

(b)      Reports on Form 8-K.

There were no reports on Form 8-K filed by the Registrant during the last quarter of the year ended December 31, 2002.

Item 14.          Controls and Procedures

(a)       Evaluation of disclosure controls and procedures. Based on their evaluation as of a date within 90 days of the filing date of this Annual Report on Form 10-KSB, the Registrant’s principal executive officer and principal financial officer have concluded that the Registrant’s disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934 (the “Exchange Act”) are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

(b)      Changes in internal controls. There were no significant changes in the Registrant’s internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed as of March 26, 2003 on its behalf by the undersigned, thereunto duly authorized.

Dimeco, Inc.
By:	/s/ GARY C. BEILMAN

Gary C. Beilman Chief Executive Officer (duly authorized representative)

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated as of March 26, 2003.

/s/ WILLIAM E. SCHWARZ	/s/ JOSEPH J. MURRAY

William E. Schwarz Chairman of the Board of Directors	Joseph J. Murray President and Director

/s/ GARY C. BEILMAN	/s/ ROBERT E. GENIRS

Gary C. Beilman Chief Executive Officer (Principal Executive Officer)	Robert E. Genirs Director

/s/ BARBARA JEAN GENZLINGER	/s/ JOHN S. KIESENDAHL

Barbara Jean Genzlinger Director	John S. Kiesendahl Director

/s/ THOMAS A. PEIFER	/s/ HENRY M. SKIER

Thomas A. Peifer Director	Henry M. Skier Director

/s/ JOHN F. SPALL	/s/ MAUREEN H. BEILMAN

John F. Spall Secretary and Director	Maureen H. Beilman Chief Financial Officer and Treasurer (Principal Accounting Officer)

SECTION 302 CERTIFICATION

I, Gary C. Beilman, Chief Executive Officer, certify that:

1.         I have reviewed this annual report on Form 10-KSB of Dimeco, Inc.;

2.         Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.         Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.         The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

(a)       designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

(b)      evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

(c)       presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.         The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

(a)       all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

(b)      any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.         The registrant’s other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 26, 2003	/s/ GARY C. BEILMAN

Gary C. Beilman Chief Executive Officer

SECTION 302 CERTIFICATION

I, Maureen H. Beilman, Chief Financial Officer, certify that:

1.         I have reviewed this annual report on Form 10-KSB of Dimeco, Inc.;

2.         Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.         Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.         The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

(a)       designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

(b)      evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

(c)       presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.         The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

(a)       all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

(b)      any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.         The registrant’s other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 26, 2003	/s/ MAUREEN H. BEILMAN

Maureen H. Beilman Chief Financial Officer