Form 10QSB
period 2003-03-31
DIMECO INC
filed 2003-05-15
CIK 898037

SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C.  20549

FORM 10-QSB

☒ QUARTERLY REPORT UNDER SECTION 13 OF 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2003

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
For the transition period from ___________ to ___________

Commission file Number 33-58936

Dimeco, Inc.

(Exact name of registrant as specified in its charter)

Pennsylvania	23-2250152

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

820 Church Street
Honesdale, PA 18431

(Address of principal executive offices)

(570) 253-1970

(Issuer’s Telephone Number)

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

The aggregate market value of the voting stock held by non-affiliates of the registrant based on a Closing sale price: $34,447,000 on May 1, 2003.

As of May 1, 2003, the registrant had outstanding 756,034 shares of its common stock, par value $.50 share.

Dimeco, Inc.
INDEX

Dimeco, Inc.
CONSOLIDATED BALANCE SHEET (unaudited)

(dollars in thousands)	March 31, 2003	December 31, 2002

Assets
Cash and due from banks	$8,608	$7,033
Interest-bearing deposits in other banks	15	197
Federal funds sold	2,481	—

Total cash and cash equivalents	11,104	7,230
Mortgage loans held for sale	971	1,195
Investment securities available for sale	60,958	78,880
Investment securities held to maturity (market value of $235 and $462)	197	426
Loans (net of unearned income of $752 and $746)	196,859	187,361
Less allowance for loan losses	2,952	2,818

Net loans	193,907	184,543
Premises and equipment	4,173	4,262
Accrued interest receivable	1,321	1,224
Other assets	3,856	3,192

TOTAL ASSETS	$276,487	$280,952

Liabilities
Deposits :
Noninterest-bearing	$21,861	$22,538
Interest-bearing	212,635	216,821

Total deposits	234,496	239,359
Short-term borrowings	10,253	8,928
Other borrowings	4,000	4,000
Accrued interest payable	755	842
Other liabilities	1,708	3,304

TOTAL LIABILITIES	251,212	256,433

Stockholders’ Equity
Common stock, $.50 par value; 3,000,000 shares authorized; 756,035 and 754,479 shares issued	378	377
Capital surplus	3,713	3,648
Retained earnings	20,513	19,908
Accumulated other comprehensive income	687	624
Treasury stock, at cost (349 and 879 shares)	(16)	(38)

TOTAL STOCKHOLDERS’ EQUITY	25,275	24,519

TOTAL LIABILITES AND STOCKHOLDERS’ EQUITY	$276,487	$280,952

See accompanying notes to the unaudited consolidated financial statements.

Dimeco, Inc.
CONSOLIDATED STATEMENT OF INCOME (unaudited)

(in thousands, except per share) For the three months ended March 31,	2003	2002

Interest Income
Interest and fees on loans	$3,128	$3,070
Interest-bearing deposits in other banks	—	6
Federal funds sold	7	14
Investment securities:
Taxable	582	716
Exempt from federal income tax	72	61

Total interest income	3,789	3,867

Interest Expense
Deposits	1,159	1,388
Short-term borrowings	22	26
Other borrowings	66	66

Total interest expense	1,247	1,480

Net Interest Income	2,542	2,387
Provision for loan losses	192	224

Net Interest Income, After Provision for Loan Losses	2,350	2,163

Noninterest Income
Services charges on deposit accounts	221	121
Mortgage loans held for sale gains, net	259	118
Other income	131	166

Total noninterest income	611	405

Noninterest Expense
Salaries and employee benefits	820	751
Occupancy expense, net	159	135
Furniture and equipment	118	117
Other expense	499	464

Total noninterest expense	1,596	1,467

Income before income taxes	1,365	1,101
Income taxes	436	350

NET INCOME	$929	751

Earnings per Share - basic	$1.23	$1.00

Earnings per Share - diluted	$1.19	$0.98

Average shares outstanding - basic	755,085	749,928
Average shares outstanding - diluted	779,904	766,104

See accompanying notes to unaudited consolidated financial statements.

Dimeco, Inc.
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (unaudited)

	Three Months ended March 31,

	2003	2002

Net income	$929	$751
Other comprehensive income:
Unrealized gain on available for sale securities	$95	$215
Less: Reclassification adjustment for gain (loss) included in net income	—	—

Other comprehensive income before tax	95	215
Income tax expense related to other comprehensive income	32	73

Other comprehensive income, net of tax	63	142

Comprehensive income	$992	$893

See accompanying notes to the unaudited consolidated financial statements.

Dimeco, Inc.
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (unaudited)

	Common Stock	Capital Surplus	Retained Earnings	Accumulated Other Comprehensive Income	Treasury Stock	Stockholders’ Equity

Balance December 31, 2002	$377	$3,648	$19,908	$624	$(38)	$24,519
Net income			929			929
Other comprehensive Income:
Net unrealized gain on available for sale securities				63		63
Dividend reinvestment plan	1	52			80	133
Purchase treasury stock					(58)	(58)
Exercise of stock options		13				13
Cash dividends ($.43 per share)			(324)			(324)

Balance, March 31, 2003	$378	$3,713	$20,513	$687	$(16)	$25,275

See accompanying notes to the unaudited consolidated financial statements.

Dimeco, Inc.
CONSOLIDATED STATEMENT OF CASH FLOWS (unaudited)

for the three months ended March 31,	2003	2002

Operating Activities:
Net income	$929	$751
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	192	224
Depreciation/amortization of software	142	116
Amortization of premium and discount on investment securities, net	(78)	(209)
Origination of loans held for sale	(7,760)	(5,377)
Proceeds of loans held for sale	8,126	5,584
Mortgage loans held for sale, net gains	(259)	(118)
Increase in accrued interest receivable	(97)	(84)
Decrease in accrued interest payable	(87)	(227)
Amortization of net deferred loan origination fees	(24)	(3)
Other, net	(133)	246

Net cash provided by operating activities	951	903

Investing Activities:
Investment securities available for sale:
Proceeds from maturities or paydown	59,602	41,215
Purchases	(43,500)	(37,859)
Investment securities:
Proceeds from maturities or paydown	230	—
Net increase in loans	(9,560)	(878)
Purchase of premises and equipment and software	(60)	(95)
Proceeds from sale of other real estate owned	—	87

Net cash provided by investing activities	6,712	2,470

Financing Activities:
Decrease in deposits, net	(4,864)	(1,362)
Increase in short-term borrowings	1,324	1,624
Proceeds from dividend reinvestment plan	133	125
Purchase of treasury stock	(58)	(45)
Cash dividends paid	(324)	(299)

Net cash provided by (used for) financing activities	(3,789)	43

Increase in cash and cash equivalents	3,874	3,416
Cash and cash equivalents, beginning of period	7,230	10,360

Cash and cash equivalents, end of period	$11,104	$13,776

See accompanying notes to unaudited consolidated financial statements.

Dimeco, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

NOTE 1 - BASIS OF PRESENTATION

The consolidated financial statements include the accounts of Dimeco, Inc. (the “Company”) and its wholly-owned subsidiary The Dime Bank (the “Bank”).  All significant intercompany balances and transactions have been eliminated in the consolidation.

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

NOTE 2 - RECENT ACCOUNTING PRONOUNCEMENT

In August 2001, the Financial Accounting Standards Board (“FASB”) issued FAS No. 143, Accounting for Asset Retirement Obligations, which requires that the fair value of a liability be recognized when incurred for the retirement of a long-lived asset and the value of the asset be increased by that amount.  The statement also requires that the liability be maintained at its present value in subsequent periods and outlines certain disclosures for such obligations.  The adoption of this statement, which was effective January 1, 2003, did not have a material effect on the Company’s financial position or results of operations.

In April 2002, the FASB issued FAS No. 145, Rescission of FASB Statement No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections.  FAS No. 145 rescinds FAS No. 4, which required all gains and losses from extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect.  As a result, the criteria in APB Opinion No. 30 will now be used to classify those gains and losses. This statement also amends FAS No. 13 to require that certain lease modifications that have economic effects similar to sale-leaseback transactions be accounted for in the same manner as sale-leaseback transactions. This statement also makes technical corrections to existing pronouncements, which are not substantive but in some cases may change accounting practice.  The provisions of this statement related to the rescission of FAS No. 4 shall be applied in fiscal years beginning after May 15, 2002.  Any gain or loss on extinguishments of debt that was classified as an extraordinary item in prior periods presented that does not meet the criteria in APB Opinion No. 30 for classification as an extraordinary item shall be reclassified.  Early adoption of the provisions of this statement related to FAS No. 13 were effective for transactions occurring after May 15, 2002.  All other provisions of this statement were effective for financial statements issued on or after May 15, 2002.   The adoption of this statement did not have a material effect on the Company’s financial position or results of operations.

In July 2002, the FASB issued FAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, which requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan.  This statement replaces EITF Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring).  The new statement is effective for exit or disposal activities initiated after

December 31, 2002.  The adoption of this statement did not have a material effect on the Company’s financial position or results of operations.

On December 31, 2002, the FASB issued FAS No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure, which amends FAS No. 123, Accounting for Stock-Based Compensation.  FAS No. 148 amends the disclosure requirements of FAS No. 123 to require more prominent and more frequent disclosures in financial statements about the effects of stock-based compensation.  Under the provisions of FAS No. 123, companies that adopted the preferable, fair value based method were required to apply that method prospectively for new stock option awards.  This contributed to a “ramp-up” effect on stock-based compensation expense in the first few years following adoption, which caused concern for companies and investors because of the lack of consistency in reported results.  To address that concern, FAS No. 148 provides two additional methods of transition that reflect an entity’s full complement of stock-based compensation expense immediately upon adoption, thereby eliminating the ramp-up effect.  FAS No. 148 also improves the clarity and prominence of disclosures about the pro forma effects of using the fair value based method of accounting for stock-based compensation for all companies—regardless of the accounting method used—by requiring that the data be presented more prominently and in a more user-friendly format in the footnotes to the financial statements.  In addition, the statement improves the timeliness of those disclosures by requiring that this information be included in interim as well as annual financial statements. The transition guidance and annual disclosure provisions of FAS No. 148 are effective for fiscal years ending after December 15, 2002, with earlier application permitted in certain circumstances.  The interim disclosure provisions are effective for financial reports containing financial statements for interim periods beginning after December 15, 2002.

The following table represents the effect on net income and earnings per share had the stock-based employee compensation expense been recognized:

	Three months ended, March 31,

	2003	2002

Net income as reported	$929	$751
Less pro forma expense related to options	11	10

Pro forma net income	$918	$741

Basic net income per common share:
As reported	$1.23	$1.00
Pro forma	$1.22	$0.99
Diluted net income per common share:
As reported	$1.19	$0.98
Pro forma	$1.18	$0.97

In April 2003, the FASB issued FAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities. This statement amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under FAS No. 133.  The amendments set forth in FAS No. 149 improve financial reporting by requiring that contracts with comparable characteristics be accounted for similarly. In particular, this statement clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative as discussed in FAS No. 133. In addition, it clarifies when a derivative contains a financing component that warrants special reporting in the statement of cash flows. FAS No. 149 amends certain other existing pronouncements. Those changes will result in more consistent reporting of contracts that are derivatives in their entirety or that contain embedded derivatives that warrant separate accounting.  This statement is effective for contracts entered into or modified after June 30, 2003, except as stated below and for hedging relationships designated after June 30, 2003. The guidance should be applied prospectively.  The provisions of this statement that relate to FAS No. 133 Implementation Issues that have been effective for fiscal quarters that began prior to June 15, 2003, should continue to be applied in accordance with their respective effective dates. In addition, certain provisions relating to forward purchases or sales of when-issued securities or other securities that do not yet exist, should be applied to existing contracts as well as new contracts entered into after June 30, 2003.

In November 2002, the FASB issued Interpretation No. 45, Guarantor’s Accounting and Disclosure requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.  This interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued.  This interpretation clarifies that a guarantor is required to disclose (a) the nature of the guarantee, including the approximate term of the guarantee, how the guarantee arose, and the events or circumstances that would require the guarantor to perform under the guarantee; (b) the maximum potential amount of future payments under the guarantee; (c) the carrying amount of the liability, if any, for the guarantor’s obligations under the guarantee; and (d) the nature and extent of any recourse provisions or available collateral that would enable the guarantor to recover the amounts paid under the guarantee.  This interpretation also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the obligations it has undertaken in issuing the guarantee, including its ongoing obligation to stand ready to perform over the term of the guarantee in the event that the specified triggering events or conditions occur.  The objective of the initial measurement of that liability is the fair value of the guarantee at its inception.  The initial recognition and initial measurement provisions of this interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002, irrespective of the guarantor’s fiscal year-end. The disclosure requirements in this interpretation are effective for financial statements of interim or annual periods ending after December 15, 2002.  The adoption of this interpretation did not have a material effect on the Company’s financial position or results of operations.

In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities, in an effort to expand upon and strengthen existing accounting guidance that addresses when a company should include in its financial statements the assets, liabilities and activities of another entity.  The objective of this interpretation is not to restrict the use of variable interest entities but to improve financial reporting by companies involved with variable interest entities.  Until now, one company generally has included another entity in its consolidated financial statements only if it controlled the entity through voting interests.  This interpretation changes that by requiring a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or entitled to receive a majority of the entity’s residual returns or both. The consolidation requirements of this interpretation apply immediately to variable interest entities created after January 31, 2003.  The consolidation requirements apply to older entities in the first fiscal year or interim period beginning after June 15, 2003. Certain of the disclosure requirements apply in all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established.  The adoption of this interpretation has not and is not expected to have a material effect on the Company’s financial position or results of operations.

NOTE 3 – EARNINGS PER SHARE

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

	For the three months ended March 31,

	2003	2002

Weighted average common stock outstanding	755,464	750,763
Average treasury stock	(379)	(835)

Weighted average common stock and common stock equivalents used to calculate basic earnings per share	755,085	749,928
Additional common stock equivalents (stock options) used to calculate diluted earnings per share	24,819	16,176

Weighted average common stock and common stock equivalents used to calculate diluted earnings per share	779,904	766,104

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward Looking Statement

The Private Securities Litigation Act of 1995 contains safe harbor provisions regarding forward-looking statements.  When used in this discussion, the words, “believes,” “anticipates,” “contemplated,” “expects,” and similar expressions are intended to identify forward-looking statements.  Such statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those projected.  Those risks and uncertainties include changes in interest rates, the ability to control costs and expenses, and general economic conditions.  The Company undertakes no obligation to publicly release the results of any revisions to those forward-looking statements which may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

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

Financial Condition

Total assets decreased $4,465,000 or 1.6% from December 31, 2002 to March 31, 2003.

Cash and cash equivalents increased $3,874,000 or 53.6% over the period including federal funds sold balances of $2,481,000 at March 31, 2003.  These balances are the result of investment securities maturities or calls which are maintained for liquidity.  In addition, cash and due from banks increased $1,575,000 or 22.4% due to higher balances at correspondent banks for cash management services while interest-bearing deposits in other banks decreased $182,000 due to normal cash fluctuations.

Investment securities available for sale decreased $17,922,000 or 22.7% from December 31, 2002 to March 31, 2003.  Investment securities which matured or were called were either reinvested offset by deposit decreases, added to federal funds sold or were used to increase loan balances.  Those funds which were reinvested in securities were used primarily to purchase multi-coupon U.S. Government agency bonds with call provisions.  These investments offer higher interest rates than other comparable investment options.

Loan balances expanded by $9,498,000 or 5.1% during the first quarter.  Several commercial customers saw the current low interest rate environment as a good opportunity to make capital improvements in their businesses.  The loans generally have a two to three year fixed interest rate period which is followed by an annually adjusted variable interest rate to maturity.  Management has participated with other community banks to fund originations that exceed the other banks’ maximum lending limits increasing the balance sheet by $1,100,000 of commercial loans.  In addition, the Bank purchased $1,007,000 of high credit quality consumer loans that yield interest rates exceeding those offered on investments.

Total deposits decreased $4,863,000 or 2.0% during the first quarter of 2003.  Municipal certificates of deposit of $5,000,000 matured during this period.  Local school districts typically invest in these deposits with maturities to coincide with budgeted payments.  Furthermore, variations in product offerings resulted in a decrease of $2,215,000 in interest-bearing checking accounts, which was mainly attributable to school district balance decreases for operating expenses, offset by an increase in savings deposits of $1,991,000. This variation is attributable to commercial customers using our statement savings accounts to augment interest rates earned on their transactional deposit accounts.

Short-term borrowings increased $1,325,000 or 14.8%.  These balances represent securities sold under agreements to repurchase, more commonly called sweep accounts, and have typically increased during the first quarter of each year.

Other liabilities decreased $1,596,000 or 48.3% due primarily to the net effect of changes in two accounts.  Amounts payable for security trades which have not yet settled decreased $1,993,000 due to a balance payable at December 31, 2002 with no corresponding liability at March 31, 2003.  Also, the federal income tax payment for the first quarter was not due until April 15, 2003.  The balance due at March 31, 2003 was $437,000 as compared to $18,000 payable at December 31, 2002.

Stockholders’ equity increased $756,000 or 3.1% from December 31, 2002 to March 31, 2003.  Net income of $929,000 was the prime element of the growth.  Income was offset by dividend declarations of $324,000.  Issuance of new shares of stock in the dividend reinvestment plan account for $133,000 and the exercise of stock options represented $13,000 of additional increases.  Market value appreciation of the available for sale investment portfolio of $63,000 added to the total growth.  Regulatory capital ratios of 12.6% total risk-based capital and 11.4% Tier I capital greatly exceeded the regulatory guidelines of 8.0% and 4.0%.  The company’s leverage ratio was 9.1% at March 31, 2003 and compared favorably to the regulatory minimum of 3.0%.

Results of Operations

Comparison of the three months ended March 31, 2003 and 2002

Net income for the three months ended March 31, 2003 was $929,000 representing an increase of 23.7% over $751,000 recorded for the first quarter of 2002.

Interest and fees on loans increased $58,000 or 1.9% in 2003 as compared to 2002.  The average balance of the loan portfolio increased $28,977,000 or 17.8% while the average interest rate earned on the portfolio decreased from 7.64% to 6.61% when comparing the first quarter of 2003 to the same period of 2002.  Customers took the opportunity to refinance loans at lower interest rates or experienced a rate decrease on variable interest rate loans associated with the 50 basis points decrease in the prime rate in November 2002.

Interest earned on taxable investment securities decreased $134,000 or 18.8% from the quarter ended March 31, 2002 to March 31, 2003.  The average size of the portfolio remained fairly constant while the average interest rate decreased from 4.8% to 3.9%.  The investment portfolio is administered to maintain liquidity for loan growth and balance sheet management while purchasing investments which garner the higher interest rates while adhering to policy guidelines.

Interest expense on deposits decreased $229,000 or 16.5% in 2003 as compared to 2002.  The average balance of interest-bearing deposits increased $23,926,000 or 12.7% while the average interest rate decreased to 2.23%  from 2.93%.  Rates paid on transactional accounts can be adjusted as quickly as market rates fluctuate. Management has decreased the average rates paid on savings type products from 1.52% to .96% while lowering the average rates paid on interest-bearing checking products from .94% to .74% over the period.  The Bank offers only fixed rate time deposits and has decreased the average rate over the period from 4.02% to 3.08%.  The majority of these deposits are in twelve month or shorter maturity schedules.

The provision for loan losses is charged to operations to bring the total allowance for loan losses to a level that represents management’s best estimates of the losses inherent in the portfolio, based on:

•	historical experience;
•	volume;
•	type of lending conducted by the Bank;
•	industry standards;
•	the level and status of past due and non-performing loans;
•	the general economic conditions in the Bank’s lending area; and
•	other factors affecting the collectibility of the loans in its portfolio.

The provision for loan losses decreased $32,000 or 14.3% from 2002 to 2003.  Management believes that through the internal analysis of the allowance for loan loss that the allowance each period was adequate at this level.  Credit quality has shown improvement over the past few years where we have seen lower levels of charge-off loans and delinquency ratios.  Impaired loans have increased with management closely monitoring these loans.  We believe that a conservative approach has been taken to evaluate the possible charge against the allowance for loan loss in the event of further deterioration of these credits.

Service charges on deposit accounts increased $100,000 or 82.6% over the period.  In February the Bank began offering a program to customers to pay overdrawn accounts at pre-determined levels while charging a fee for the service.  We have seen a very good response to the program and expect that revenue will continue to grow in future periods.

Gains on mortgage loans held for sale has continued to be very profitable for the Company, showing an increase of $141,000 or 119.5% to $259,000 for the three months ended March 31, 2003 as compared to the same period last year.  Consumers have continued the trend set in 2002 of refinances or purchase of new homes in light of the lowest interest rates in forty years.  The Company has sold nearly all mortgages originated during the period due to concern of interest rate risk exposure associated with holding these low interest rate loans for fifteen to thirty years.

Salaries and employee benefits expense increased $69,000 or 9.2% from 2002 to 2003.  Normal salary increases combined with higher accruals for annual incentive payments account for the majority of the additional expense.  The average salary increases were 4.6%.  The basis for the incentive program is a result of the Company’s return on equity and an accrual is made each quarter.  Employees would share in the maximum benefit in 2003 based upon the performance of the first quarter.  The accrual was at a lower level in 2002.

The Bank has filed application with the Pennsylvania Department of Banking and the Federal Deposit Insurance

Corporation requesting approval to open a new branch in Dingmans Ferry, Delaware Township, Pennsylvania.  We are not aware of any reason for this application to be denied and expect to open the branch in the fourth quarter of 2003.  In the second half of the year we expect approximately $100,000 of additional expenses related to business development, hiring and training new employees and other expenses associated with preparation for the opening of the branch.  Based on the Company’s experience with the last two branches opened combined with demographic studies of the new location, we believe that this branch should garner approximately $18,000,000 in loans and $25,000,000 in deposits within the next five years.

The Bank is also expanding its product offerings by establishing a full service brokerage division in conjunction with a third party provider.  Management believes that our existing customers and other residents of our marketplace will respond well to this new product offering.  We have hired an experienced financial advisor to manage the division and expect this venture to be profitable in approximately eighteen months, with an income statement effect of approximately $40,000 in net expenses during the remainder of 2003.  Our research has indicated that this division will generate increasing net revenues each year, reaching approximately $100,000 in five years.  In addition to the added income directly attributable to the brokerage division, management believes that the availability of the product offering will solidify customer relationships while offering an alternative for customers when they decide to expand their market investments.

Liquidity and Cash Flows

To ensure that the Company can satisfy customer credit needs for current and future commitments and deposit withdrawal requirements, the Bank manages the liquidity position by ensuring that there are adequate short-term funding sources available for those needs.  Liquid assets consist of cash and due from banks, federal funds sold, interest-bearing deposits with other banks and investment securities maturing in one year or less.  The following table shows these liquidity sources, minus short-term borrowings, as of March 31, 2003 compared to December 31, 2002:

(dollars in thousands)	March 31, 2003	December 31, 2002

Cash and due from banks	$8,608	$7,033
Interest-bearing deposits with other banks	15	197
Federal funds sold	2,481	—
Mortgage loans held for sale	971	1,195
Investment securities maturing in one year or less	15,795	32,916

	27,870	41,341
Less short-term borrowings	10,253	8,928

Net liquidity position	$17,617	$32,413

As a percent of total assets	6.4%	11.5%

Management monitors liquidity on a consistent basis and feels that liquidity levels are adequate.  In addition to these liquidity sources, at March 31, 2003 the Bank had investments in U.S. Government agency securities with call provisions and interest rate steps inherent in the bonds which would offer the potential for an additional $25,000,000 of liquidity within the next twelve months.  The Bank’s recent experience with these bonds is that they have generally been called.  The Bank also has the ability to borrow from the Federal Home Loan Bank of Pittsburgh with the maximum borrowing capacity at March 31, 2003 of $48 million.

Management is not aware of any known trends, events or uncertainties that will have or is reasonably likely to have a material effect on the Company’s liquidity, capital resources or operations nor is management aware of any current recommendations by regulatory authorities, which if implemented, would have such an effect.

Risk Elements

The table below presents information concerning nonperforming assets including nonaccrual loans, renegotiated loans, loans 90 days or more past due, other real estate loans and repossessed assets at March 31, 2003 and December 31, 2002.  A loan is classified as nonaccrual when, in the opinion of management, there are doubts about collectability of interest and principal.  At the time the accrual of interest is discontinued, future income is recognized only when cash is received.  Renegotiated loans are those loans which terms have been renegotiated to provide a reduction or deferral of principal or interest as a result of the deterioration of the borrower.

(dollars in thousands)	March 31, 2003	December 31, 2002

Loans on nonaccrual basis	$464	$602
Loans past due 90 days or more	55	92
Renegotiated loans	498	498

Total nonperforming loans	1,017	1,192
Other real estate	28	—
Repossessed assets	11	3

Total nonperforming assets	$1,056	$1,195

Nonperforming loans as a percent of total loans	0.5%	0.6%

Nonperforming assets as a percent of total assets	0.4%	0.4%

Allowance for loan loss as a percent of loans	1.50%	1.50%

Management believes the level of the allowance for loan losses at March 31, 2003 is sufficient. The relationship between the allowance for loan losses and outstanding loans is a function of the credit quality and known risk attributed to the loan portfolio.  The on-going loan review program and credit approval process is used to determine the adequacy of the allowance for loan losses.

Included in total loans are loans of $3,025,000 which management has classified as impaired under the terms of FAS No. 114, “Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosure”.  The related allowance for loan losses on these loans amounted to $535,000. There were no impaired loans without a related allowance for loan losses.  The average balance of impaired loans for the period was $3,026,000.

CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

Based on their evaluation as of a date within 90 days of the filing date of this Quarterly Report on Form 10-QSB, the Registrant’s principal executive officer and principal financial officer have concluded that the Registrant’s disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934 (the “Exchange Act”)) are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

Changes in internal controls

There were no significant changes in the Registrant’s internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II - OTHER INFORMATION

Item 1	-	Legal Proceedings
NONE

Item 2	-	Changes in the rights of the Company’s security holders
NONE

Item 3	-	Defaults by the Company on its senior securities
NONE

Item 4	-	Submissions of matters to a vote of security holders
The following represents the results of matters submitted to a vote of the stockholders at the Annual Meeting held on April 24, 2003:

	1.	Election of Directors:
The following directors were re-elected with terms to expire in 2006:

	FOR	WITHHOLD AUTHORITY

Barbara J. Genzlinger	521,163	41,694
John S. Kiesendahl	519,073	43,784
John F. Spall	520,733	42,124

2.	SR Snodgrass was elected as the Company’s Independent Auditors for the year ending December 31, 2003 by the following vote:

For	521,219
Abstain	40,634

Item 5	-	Other information
NONE

Item 6	-	Exhibits and Reports on Form 8-K

Exhibit Number:

	99	Independent Accountant’s Report
	99A	Certification Pursuant to 18 U.S.C. Section 1350

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused the report to be signed on its behalf by the undersigned, thereunto duly authorized.

DIMECO, INC.

Date: May 11, 2003	By:	/s/ GARY C. BEILMAN

Gary C. Beilman Executive Vice President and Chief Executive Officer

Date: May 11, 2003	By:	/s/ MAUREEN H. BEILMAN

Maureen H. Beilman Chief Financial Officer

SECTION 302 CERTIFICATION

I, Gary C. Beilman, certify that:

1.	I have reviewed this quarterly report on Form 10-QSB of Dimeco, Inc.:

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

	(b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

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

6.

The registrant’s other certifying officer and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:	May 15, 2003	/s/ GARY C. BEILMAN

Gary C. Beilman Chief Executive Officer

SECTION 302 CERTIFICATION

I, Maureen H. Beilman, certify that:

1.	I have reviewed this quarterly report on Form 10-QSB of Dimeco, Inc.;

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

	(b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

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

6.

The registrant’s other certifying officer and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:	May 15, 2003	/s/ MAUREEN H. BEILMAN

Maureen H. Beilman Chief Financial Officer