Form 10QSB
period 2003-06-30
DIMECO INC
filed 2003-08-14
CIK 898037

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT UNDER SECTION 13 OF 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003

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

Yes  ☒     No   ☐

The aggregate market value of the voting stock held by non-affiliates of the registrant based on a Closing sale price: $41,864,000 on July 31, 2003.

As of July 31, 2003, the registrant had outstanding 758,355 shares of its common stock, par value $.50 share.

Dimeco, Inc.
INDEX

Dimeco, Inc.
CONSOLIDATED BALANCE SHEET (unaudited)

(dollars in thousands)	June 30, 2003	December 31, 2002

Assets
Cash and due from banks	$11,441	$7,033
Interest-bearing deposits in other banks	17	197
Federal funds sold	305	—

Total cash and cash equivalents	11,763	7,230
Mortgage loans held for sale	1,161	1,195
Investment securities available for sale	67,323	78,880
Investment securities held to maturity (market value of $234 and $462)	197	426
Loans (net of unearned income of $739 and $746)	205,030	187,361
Less allowance for loan losses	3,093	2,818

Net loans	201,937	184,543
Premises and equipment	4,271	4,262
Accrued interest receivable	1,236	1,224
Other assets	3,689	3,192

TOTAL ASSETS	$291,577	$280,952

Liabilities
Deposits :
Noninterest-bearing	$28,688	$22,538
Interest-bearing	216,854	216,821

Total deposits	245,542	239,359
Short-term borrowings	14,117	8,928
Other borrowings	4,000	4,000
Accrued interest payable	700	842
Other liabilities	1,225	3,304

TOTAL LIABILITIES	265,584	256,433

Stockholders’ Equity
Common stock, $.50 par value; 3,000,000 shares authorized; 757,331 and 754,479 shares issued	379	377
Capital surplus	3,772	3,648
Retained earnings	21,103	19,908
Accumulated other comprehensive income	755	624
Treasury stock, at cost (349 and 879 shares)	(16)	(38)

TOTAL STOCKHOLDERS’ EQUITY	25,993	24,519

TOTAL LIABILITES AND STOCKHOLDERS’ EQUITY	$291,577	$280,952

See accompanying notes to unaudited consolidated financial statements.

Dimeco, Inc.
CONSOLIDATED STATEMENT OF INCOME (unaudited)

	For the three months ended June 30,		For the six months ended June 30,
(in thousands, except per share)	2003	2002	2003	2002

Interest Income
Interest and fees on loans	$3,230	$3,036	$6,358	$6,106
Interest-bearing deposits in other banks	—	9	1	15
Federal funds sold	11	31	18	45
Investment securities:
Taxable	565	705	1,147	1,422
Exempt from federal income tax	78	74	150	135

Total interest income	3,884	3,855	7,674	7,723

Interest Expense
Deposits	1,120	1,302	2,280	2,691
Short-term borrowings	38	49	60	75
Other borrowed funds	67	67	133	133

Total interest expense	1,225	1,418	2,473	2,899

Net Interest Income	2,659	2,437	5,201	4,824
Provision for loan losses	257	205	450	429

Net Interest Income, After Provision for Loan Losses	2,402	2,232	4,751	4,395

Noninterest Income
Services charges on deposit accounts	283	143	504	264
Mortgage loans held for sale gains, net	155	96	415	214
Investment securities gains, net	7	—	7	—
Other income	124	134	255	350

Total noninterest income	569	373	1,181	778

Noninterest Expense
Salaries and employee benefits	848	738	1,668	1,490
Occupancy expense, net	151	129	310	264
Furniture and equipment expense	110	120	228	237
Other expense	523	481	1,022	944

Total noninterest expense	1,632	1,468	3,228	2,935

Income before income taxes	1,339	1,137	2,704	2,238
Income taxes	423	354	859	704

NET INCOME	$916	$783	$1,845	$1,534

Earnings per Share – basic	$1.21	$1.05	$2.44	$2.05

Earnings per Share – diluted	$1.13	$1.02	$2.32	$2.00

Average shares outstanding – basic	755,725	750,829	755,336	749,452
Average shares outstanding - diluted	811,783	772,229	795,697	768,240

See accompanying notes to unaudited consolidated financial statements.

Dimeco, Inc.

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

	Three Months ended June 30,		Six Months ended June 30,

(amounts in thousands)	2003	2002	2003	2002

Net income	$916	$783	$1,845	$1,534
Other comprehensive income:
Unrealized gain on available for sale securities	$112	$263	$207	$48
Less: Reclassification adjustment for gain included in net income	7	—	7	—

Other comprehensive income before tax	105	263	200	48
Income tax expense related to other comprehensive income	37	89	69	16

Other comprehensive income, net of tax	68	174	131	32

Comprehensive income	$984	$957	$1,976	$1,566

See accompanying notes to unaudited consolidated financial statements.

Dimeco, Inc.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (unaudited)

(amounts in thousands)	Common Stock	Surplus	Retained Earnings	Accumulated Other Comprehensive Income	Treasury Stock	Stockholders’ Equity

Balance December 31, 2002	$377	$3,648	$19,908	$624	($38)	$24,519
Net income			1,845			1,845
Other comprehensive Income:
Net unrealized gain on available for sale securitites				131		131
Dividend reinvestment plan	1	102			80	183
Purchase treasury stock					(58)	(58)
Exercise of stock options	1	22				23
Cash dividends ($.86 per share)			(650)			(650)

Balance, June 30, 2003	$379	$3,772	$21,103	$755	($16)	$25,993

See accompanying notes to the unaudited consolidated financial statements.

Dimeco, Inc.
CONSOLIDATED STATEMENT OF CASH FLOWS (unaudited)

(amounts in thousands)
for the six months ended June 30,	2003	2002

Operating Activities:
Net income	$1,845	$1,534
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	450	429
Depreciation and amortization of software	285	278
Amortization of premium and discount on investment securities, net	(159)	(383)
Origination of loans held for sale	(13,525)	(9,145)
Proceeds of loans held for sale	13,785	9,599
Mortgage loans held for sale, net gains	(415)	(214)
Investment securities gain, net	(7)	—
Increase in accrued interest receivable	(12)	(84)
Decrease in accrued interest payable	(142)	(312)
Amortization of net deferred loan origination fees	(50)	(9)
Other, net	(430)	(64)

Net cash provided by operating activities	1,625	1,629

Investing Activities:
Investment securities available for sale:
Proceeds from sales	13	—
Proceeds from maturities or paydown	107,579	100,936
Purchases	(97,664)	(109,342)
Investment securities:
Proceeds from maturities or paydown	230	—
Net increase in loans	(17,822)	(6,403)
Purchase of premises and equipment and software	(275)	(208)
Proceeds from sale of other real estate owned	—	87

Net cash used for investing activities	(7,939)	(14,930)

Financing Activities:
Increase in deposits, net	6,183	5,416
Increase in short-term borrowings	5,189	7,301
Proceeds from dividend reinvestment plan	183	252
Purchase of treasury stock	(58)	(69)
Cash dividends paid	(650)	(598)

Net cash provided by financing activities	10,847	12,302

Increase (decrease) in cash and cash equivalents	4,533	(999)
Cash and cash equivalents, beginning of period	7,230	10,360

Cash and cash equivalents, end of period	$11,763	$9,361

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

The following table represents the effect on net income and earnings per share had the stock-based employee compensation expense been recognized:

	Three months ended June, 30,		Six months ended, June 30,

(amounts in thousands)	2003	2002	2003	2002

Net income as reported	$916	$783	$1,845	$1,534
Less pro forma expense related to options	9	10	20	19

Pro forma net income	907	773	1,825	1,515

Basic net income per common share:
As reported	$1.21	$1.04	$2.44	$2.05
Pro forma	1.20	1.03	2.42	2.02
Diluted net income per common share:
As reported	$1.13	$1.01	$2.32	$2.00
Pro forma	1.12	1.00	2.29	1.97

In April 2003, the FASB issued FAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities. This statement amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under FAS No. 133. The amendments set forth in FAS No. 149 improve financial reporting by requiring that contracts with comparable characteristics be accounted for similarly. In particular, this statement clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative as discussed in FAS No. 133. In addition, it clarifies when a derivative contains a financing component that warrants special reporting in the statement of cash flows. FAS No. 149 amends certain other existing pronouncements. Those changes will result in more consistent reporting of contracts that are derivatives in their entirety or that contain embedded derivatives that warrant separate accounting. This statement is effective for contracts entered into or modified after June 30, 2003, except as stated below and for hedging relationships designated after June 30, 2003. The guidance should be applied prospectively. The provisions of this statement that relate to FAS No. 133 Implementation Issues that have been effective for fiscal quarters that began prior to June 15, 2003, should continue to be applied in accordance with their respective effective dates. In addition, certain provisions relating to forward purchases or sales of when-issued securities or other securities that do not yet exist, should be applied to existing contracts as well as new contracts entered into after June 30, 2003. The adoption of this statement is not expected to have a material effect on the Company’s financial position or results of operation.

In May 2003, the FASB issued FAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. This statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Such instruments may have been previously classified as equity. This statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of this statement has not and is not expected to have a material effect on the Company’s reported equity.

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

	For the three months ended June 30,		For the six months ended June 30,

	2003	2002	2003	2002
Weighted average common stock outstanding	756,076	751,168	755,766	750,137
Average treasury stock	(351)	(339)	(430)	(685)

Weighted average common stock and common stock equivalents used to calculate basic earnings per share	755,725	750,829	755,336	749,452
Additional common stock equivalents (stock options) used to calculate diluted earnings per share	56,059	21,400	40,361	18,788

Weighted average common stock and common stock equivalents used to calculate diluted earnings per share	811,783	772,229	795,697	768,240

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

Financial Condition

Total assets increased $10,625,000 or 3.8% from December 31, 2002 to June 30, 2003.

Cash and due from banks increased $4,408,000 or 62.7% during the period principally due to a high level of cash required at the Federal Reserve Bank of Philadelphia at June 30, 2003 to facilitate the check presentment process for a one day increase in checks presented. The Company must maintain a specific level of deposits in relation to checks presented for payment on any given day. Investment securities available for sale decreased $11,557,000 or 14.7% from December 31, 2002 to June 30, 2003 as a result of maturities and calls. These matured investments were either reinvested or used to fund a large volume of commercial loan activity during the period. Funds from maturities or calls of investments which were not reinvested were used to fund the loan demand. Management has chosen to diversify the investment portfolio by purchasing a greater number of U.S. government agency issued securities with both call and interest step-up features as a method to increase interest yield in the portfolio and mitigate future interest rate risk.

The loan portfolio increased $17,669,000 or 9.4% from December 31, 2002 to June 30, 2003 with commercial mortgage loans accounting for $11,925,000 of the total. This represents an increase of 13.4%, bringing the balance of commercial real estate loans to $100,886,000 at June 30, 2003. Of these loans $9,576,000 were granted to businesses in the camping industry bringing the total of all types of loans related to this industry to $33,845,000, or 16.5% of our loan portfolio. In addition, one-to-four family residential mortgages increased

$3,624,000 during the period. Although the vast majority of residential loan originations are sold in the secondary market, the bank had a home equity promotion in Spring 2003 and these loans do not meet the necessary qualifications to be sold in the secondary market. Management views these loans as consumer based rather than strict residential mortgages since the loan to value ratio is usually very favorable to the bank. In addition, the bank entered into an agreement with a community bank in Ohio to purchase pools of auto loans totaling $2,044,000 in an effort to increase our consumer loan portfolio. As a result of the increased volume of residential mortgage refinancing in the market, our consumer loan portfolio has decreased with smaller consumer loans frequently being rolled into the refinancing package. Thus, the bank entered into an aforementioned agreement with the Ohio institution that specializes in auto loans in their market with such success that regulatory limits prohibit them from maintaining all these loans in their own portfolio. The credit quality of the purchased loans is well within our internal guidelines.

Total deposits increased $6,183,000 or 2.6% from December 31, 2002 to June 30, 2003 with non-interest deposits showing nearly the entire growth. On June 1, 2003, management increased the minimum balances on non-interest product lines while enhancing the benefits to customers who increase their total relationship with the institution. These increases along with greater balances in commercial customer’s accounts, in particular those associated with real estate activity or summer seasonal businesses, have increased balances in these product lines. Municipal school deposits, which are collected primarily in the fall each year and used to operate the district for the year, decreased $12,611,000 during the period covered, as anticipated. This decline, mainly in certificates of deposits, was offset by an increase of $3,047,000 or 96.6% in money market accounts, an increase of $3,866,000 or 11.5% in statement savings accounts which are utilized by many commercial customers to maintain liquidity while earning interest, and expansion of all types of other certificate of deposit products.

Short-term borrowings increased $5,189,000 or 58.1% during the period with commercial customers utilizing the sweep account product to gain interest income and liquidity during their higher cash flow season. This growth is similar to previous years’ activity.

Other liabilities decreased $2,079,000 or 62.9% from December 31, 2002 to June 30, 2003 due to an accrual at year end for security trades that had not yet settled. There were no similar transactions at June 30, 2003.

Stockholders equity increased $1,474,000 or 6.0% due primarily to earnings of $1,845,000 which was offset by dividends declared to stockholders of $650,000. In addition, the market value of the available for sale investment portfolio grew $131,000, net of the income tax effect while the dividend reinvestment plan added $183,000 in additional capital.

Results of Operations

Comparison of the three months ended June 30, 2003 and 2002

Net income for the three months ended June 30, 2003 was $916,000, representing an increase of $133,000 or 17.0% over the same period in 2002.

Interest and fee income earned on loans increased $194,000 or 6.4% from the second quarter of 2002 to 2003. The average volume of loan portfolio grew by $38,954,000 or 23.5%during the period. Offsetting this volume increase was a decrease of 1.3% in the average interest rate earned on the portfolio due to steady declines in market interest rates over the past few years. Approximately 65% of the loan portfolio loans bears a variable interest rate which is augmented by the huge increase in refinancing all types of fixed or variable rate loans in order for customers to garner lower interest rates. Fee income related to the origination of residential mortgages increased $43,000 from the second quarter of 2002 to 2003 with nearly twice as many loans originated in 2003. In addition, processing fees charged on these originations were increased in April 2003, adding additional income.

Income on taxable investment securities decreased $140,000 or 19.9% while the average balance of taxable investment securities declined $4,455,000 or 7.1% from one period to the next as a result of utilizing the maturing proceeds to fund the increased loan originations in 2003. Additionally, the average interest rate earned on the taxable investment portfolio decreased from 4.5% in 2002 to 3.9% in 2003 due to the short-term nature of the portfolio combined with calls of U.S. government agency bonds. Management has maintained liquidity in this portfolio in order to take advantage of increased loan opportunities and to avoid the long term concerns of investing for long periods in a low interest rate environment.

Interest on deposits decreased $182,000 or 14.0% from the three months ended June 30, 2002 to 2003. Average interest-bearing deposit balances increased $20,384,000 or 10.6% in 2003 as compared to 2002 while the average interest rate paid for the deposits decreased 60 basis points during the period. Due to the low interest rate environment, management has struggled with maintaining the same spread on the deposit products as compared to loans and investments. The main office is located in a town which offers three community banks, one savings and loan and one regional bank. Pricing for both loans and deposits is very competitive. We have attempted to offer rates which offer an attractive rate to investors, not necessarily the highest rate among our competition, but within a tolerable level to maintain deposits.

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

The provision for loan losses increased $52,000 or 25.4% from 2002 to 2003. Risk associated with lending in one particular industry is the primary reason for increasing the provision expense. Management believes that internal analysis of the allowance for loan loss suggests that the allowance was adequate at this level each period. Credit quality has shown improvement over the past few years where we have seen lower charged-off loans and lower delinquency ratios. Impaired loans have increased with management closely monitoring these loans. We believe that a conservative approach has been taken to evaluate the possible charge against the allowance for loan loss in the event of further deterioration of these credits.

Service charges on deposit accounts increased $140,000 from the second quarter of 2002 to 2003. While deposits increased as discussed previously, increasing the base for fee income, the primary reason for the increase is due to implementation of a program for overdraft protection in February 2003.

Gains on mortgage loans held for sale increased $59,000 or 61.5% from the three months ended June 30, 2002 to 2003. We have continued to see a flurry of refinances and purchases of new residences due to the lowest mortgage interest rates in forty years. Nearly all residential mortgages originated were sold in the secondary market, as is our practice, and we do not see an end in the immediate future. We do expect that this trend will slow as interest rates rebound.

Salaries and employee benefits increased $110,000 or 14.9% in the comparison period. The number of full-time equivalent employees has increased from June 2002 by 9 to equal 97 FTEs at June 30, 2003. Assets have grown 12.0%, loans 22.0% and deposits 13.8% over the period. Normal salary increases, the cost of employee benefits , in particular health insurance, and increases in payroll incentives contributed to this increase. Payroll incentives, which are based upon pre-determined year-end goals, are being accrued at higher levels than in 2002 due to higher percentage achievements in 2003 than in 2002. At the end of the second quarter of 2003, we officially began the full service brokerage division. With the establishment of this addition, management elected to hire a Vice President who has the necessary brokerage licenses. Planning for the new office in Dingmans’ Ferry, we have hired a Vice President to begin business development in this new market area while assisting with commercial loans in all other offices. Commercial loans comprise the majority of all new loans and require the highest level of knowledge due to the large dollar of each transaction and the sophistication of the loan documents. Additional staff has also been added in other areas of the Company to facilitate growth.

Occupancy expense increased $22,000 or 17.1% from 2002 to 2003 due mainly to the depreciation of the Fall 2002 remodeling and expansion of the Greentown office. We had opened that office in 1996 and determined that the office could further expand its deposit base by adding drive-thru capabilities and expanding the office space from the original size to accommodate the increased growth.

Other expense increased $42,000 or 8.7% from the three months ended June 30, 2002 to 2003. Outside professional fees increased $19,000 or 40.2% due primarily to consulting fees associated with implementation of the overdraft protection plan in the first quarter of 2003. Several other expenses showed increases or decreases when comparing one period to the next, with no one item exceeding the above mentioned dollar amounts or percentages.

Comparison of the six months ended June 30, 2003 and 2002

Net income for the six months ended June 30, 2003 was $1,845,000, an increase of 20.3% over earnings of the same period in 2002.

Interest earned on loans increased $252,000 or 4.1% over the first half of 2002. The average loan volume was $33,989,000 greater in 2003 than in 2002. Increased income based on this expansion of loan volume was partially offset by a decrease of 70 basis points in the average interest rate received on the total loan portfolio. As noted in the second quarter discussion, fee income related to the origination of residential mortgages increased $44,000 from 2002 to 2003 due to the expanded volume of loans originated combined with an increase in certain fees charged.

Interest earned on taxable investments decreased $275,000 or 19.3% from the first half of 2002 to the same period in 2003. The average size of this investment portfolio decreased $1,902,000 or 3.1% during the period while the average interest rate earned decreased 70 basis points due to the low interest rate environment and the short-term nature of the portfolio. Management has purchased $ 24,528,000 of U.S. government agency bonds which offer steps in interest rates over the term of the bond, but also contain call features. These bonds have regularly been called as interest rates have declined, with management re-investing funds in the lower interest rate environment. We believe that it is best to maintain the liquidity in this portfolio and accept declines in interest rate for the immediate term while allowing us the flexibility to invest funds as interest rates rise. Also, loan demand has been steady over the period allowing investment in higher rate loans.

Interest paid on deposits declined $411,000 or 15.3% from the first half of 2002 to 2003 while the average balance of interest-bearing deposits increased $22,486,000 or 10.9%. The average interest rate paid on these deposits has decreased from 2.9% to 2.2% over the periods covered. Just as the Company sees interest rates decline on assets, liabilities also follow similar changes in interest yields paid.

The net effect of these changes in interest earned and paid for funds is an increase of $377,000 or 7.8% in net interest income.

The provision for loan losses increased $21,000 or 4.8% from 2002 to 2003. Loans increased $37,001,000 or 22.0% during this period while the levels of charge-offs remained fairly constant and loan delinquency remains below 1%. Management monitors the allowance for loan losses monthly and believes that the allowance is funded at a level that meets our best estimates of the proper amount.

Service charges on deposit accounts increased $240,000 or 90.9% from 2002 to 2003. This growth is due mainly to the overdraft protection program instituted in February 2003. In addition, deposits have grown $29,742,000 or 13.8% from June 2002 to June 2003, with a greater number of accounts on which service charges are assessed.

Gains on mortgage loans held for sale increased $201,000 or 93.6% with the tremendous growth of residential mortgage activity from 2002 expanding even further in 2003 as a result of lower interest rates. The number of residential mortgages processed in 2003 as compared to the same period in 2002 increased 82.9% to 225 in 2003.

Salaries and employee benefits increased $178,000 or 11.9% from the first half of 2002 to the same period in 2003. Higher expenses are the result of a combination of items including average salary increases in January of 4.6%, hiring two new Vice Presidents as discussed above, adding additional staffing in many departments to accommodate the higher level of service required by balance sheet expansion, and higher incentive accruals based on improved performance.

Other expense increased $78,000 or 8.3% from the first half of 2002 to the first half of 2003. As discussed previously, the category of other expense includes all operating expenses not specifically enumerated above. The primary changes in this category are as follows: $52,000 more in 2003 for outside professional fees which include $33,000 paid in relation to the new overdraft protection plan as discussed above and $19,000 to a consultant for relationship management training for the entire staff. As discussed above, many other expenses are included in this category; smaller variances in these normal operational items comprise the remaining differences.

Liquidity and Cash Flows

To ensure that the Company can satisfy customer credit needs for current and future commitments and deposit withdrawal requirements, the Company manages the liquidity position by ensuring that there are adequate short-term funding sources available for those needs. Liquid assets consist of cash and due from banks, federal funds sold, interest-bearing deposits with other banks and investment securities maturing in one year or less. The following table shows these liquidity sources, minus short-term borrowings, as of June 30, 2003 compared to December 31, 2002:

(dollars in thousands)	June 30, 2003	December 31, 2002

Cash and due from banks	$11,441	$7,033
Interest-bearing deposits with other banks	17	197
Federal funds sold	305	—
Mortgage loans held for sale	1,161	1,195
Investment securities maturing in one year or less	28,850	32,916

	41,774	41,341
Less short-term borrowings	14,117	8,928

Net liquidity position	$27,657	$32,413

As a percent of total assets	9.5%	11.5%

Management monitors liquidity on a consistent basis and feels that liquidity levels are adequate. In addition to these liquidity sources, at June 30, 2003 the Company had investments in U.S. Government agency securities with call provisions and/or interest rate steps inherent in the bonds which would offer the potential for an additional $19,750,000 of liquidity within the next twelve months. The Company’s recent experience with these bonds is that they have generally been called. The Company also has the ability to borrow from the Federal Home Loan Bank of Pittsburgh with the maximum borrowing capacity at June 30, 2003 of $51 million.

The Company’s liquidity management of liabilities is a key element of the ability to have funds available to continue to operate as a commercial bank. The ability to maintain deposits is an inherent element of this analysis. We must maintain competitive pricing for deposits, in particular certificates of deposits which comprise 52.1% of total deposits. In the next twelve months we have $79,798,000 or 62.4% of these deposits maturing. We believe that we will not experience any material disintermediation as a result of these maturities; our pricing is constantly compared to peers and adjusted as appropriate to meet our liquidity needs. Our pricing methodology has proven successful in the past when the need arises to either increase or decrease the deposit base.

Management is not aware of any known trends, events or uncertainties that will have or is reasonably likely to have a material effect on the Company’s liquidity, capital resources or operations nor is management aware of any current recommendations by regulatory authorities, which if implemented, would have such an effect.

Risk Elements

The table below presents information concerning nonperforming assets including nonaccrual loans, renegotiated loans, loans 90 days or more past due, other real estate loans and repossessed assets at June 30, 2003 and December 31, 2002. A loan is classified as nonaccrual when, in the opinion of management, there are doubts about collectability of interest and principal. At the time the accrual of interest is discontinued, future income is recognized only when cash is received. Renegotiated loans are those loans which terms have been renegotiated to provide a reduction or deferral of principal or interest as a result of the deterioration of the borrower.

(dollars in thousands)	June 30, 2003	December 31, 2002

Loans on nonaccrual basis	$463	$602
Loans past due 90 days or more	302	92
Renegotiated loans	—	498

Total nonperforming loans	765	1,192
Repossessed assets	18	3

Total nonperforming assets	$783	$1,195
Nonperforming loans as a percent of total loans	0.4%	0.6%

Nonperforming assets as a percent of total assets	0.3%	0.4%

Allowance for loan loss as a percent of loans	1.5%	1.5%

Management believes the level of the allowance for loan losses at June 30, 2003 is sufficient. The relationship between the allowance for loan losses and outstanding loans is a function of the credit quality and known risk attributed to the loan portfolio. The on-going loan review program and credit approval process is used to determine the adequacy of the allowance for loan losses.

Included in total loans are loans of $3,026,000 which management has classified as impaired under the terms of FAS No. 114, “Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosure”. The related allowance for loan losses on these loans amounted to $538,000. There were no impaired loans without a related allowance for loan losses. The average balance of impaired loans for the period was $3,026,000.

CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

Based on their evaluation as of the end of the period covered by this Quarterly Report on Form 10-QSB, the Registrant’s principal executive officer and principal financial officer have concluded that the Registrant’s disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934 (the “Exchange Act”)) are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

Changes in internal controls

There were no significant changes in the Registrant’s internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II - OTHER INFORMATION

Item 1	-	Legal Proceedings
NONE

Item 2	-	Changes in the rights of the Company’s security holders
NONE

Item 3	-	Defaults by the Company on its senior securities
NONE

Item 4	-	Submissions of matters to a vote of security holders

The following represents the results of matters submitted to a vote of the stockholders at the Annual Meeting held on April 24, 2003:

1.	Election of Directors:

The following directors were re-elected with terms to expire in 2006:

	FOR	WITHHOLD AUTHORITY
Barbara J. Genzlinger	521,163	41,694
John S. Kiesendahl	519,073	43,784
John F. Spall	520,733	42,124

2.	S.R. Snodgrass, A.C. was elected as the Company’s Independent Auditors for the year ending December 31, 2003 by the following vote:

For	521,219
Abstain	40,634

Item 5	-	Other information

NONE

Item 6	-	Exhibits and Reports on Form 8-K

Report on April 23, 2003 - News Release of Registrant – Dimeco, Inc. Announces 2003 First Quarter Earnings

Report on July 23, 2003 - News Release of Registrant – Dimeco, Inc. Announces Solid Earnings at June 30, 2003

      Exhibit Number:

31.1	Certification Pursuant to 15 U.S.C. Section 10A, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2003
31.2	Certification Pursuant to 15 U.S.C. Section 10A, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2003

99	Independent Accountant’s Report

32	Certification Pursuant to 18 U.S.C. Section 1350

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused the report to be signed on its behalf by the undersigned, thereunto duly authorized.

DIMECO, INC.

Date: August 8, 2003	By:	/s/ Gary C. Beilman

Gary C. Beilman
Executive Vice President and Chief Executive Officer

Date: August 8, 2003	By:	/s/ Maureen H. Beilman

Maureen H. Beilman
Chief Financial Officer