Form 10QSB
period 2003-09-30
DIMECO INC
filed 2003-11-13
CIK 898037

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT UNDER SECTION 13 OF 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from                          to

Commission file Number 33-58936

Dimeco, Inc.

(Exact name of registrant as specified in its charter)

Pennsylvania	23-2250152
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

820 Church Street

Honesdale, PA 18431

(Address of principal executive offices)

(570) 253-1970

(Issuer’s Telephone Number)

Not Applicable

(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Sections 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     ☐  Yes    ☒  No

The aggregate market value of the voting stock held by non-affiliates of the registrant based on a Closing sale price: $43,605,000 on October 31, 2003.

As of October 31, 2003, the registrant had outstanding 758,855 shares of its common stock, par value $.50 share.

Transitional small business disclosure format     ☐  Yes    ☒  No

Dimeco, Inc.

Dimeco, Inc.

CONSOLIDATED BALANCE SHEET (unaudited)

	September 30, 2003	December 31, 2002
(dollars in thousands)
Assets
Cash and due from banks	$10,020	$7,033
Interest-bearing deposits in other banks	16	197
Federal funds sold	4,250	—

Total cash and cash equivalents	14,286	7,230

Mortgage loans held for sale	892	1,195
Investment securities available for sale	54,086	78,880
Investment securities held to maturity (market value of $232 and $462)	197	426

Loans (net of unearned income of $762 and $746)	219,260	187,361
Less allowance for loan losses	3,103	2,818

Net loans	216,157	184,543

Premises and equipment	4,249	4,262
Accrued interest receivable	1,285	1,224
Other assets	6,967	3,192

TOTAL ASSETS	$298,119	$280,952

Liabilities
Deposits:
Noninterest-bearing	$29,252	$22,538
Interest-bearing	230,400	216,821

Total deposits	259,652	239,359

Short-term borrowings	9,105	8,928
Other borrowed funds	1,000	4,000
Accrued interest payable	631	842
Other liabilities	1,201	3,304

TOTAL LIABILITIES	271,589	256,433

Stockholders’ Equity
Common stock, $.50 par value; 3,000,000 shares authorized; 758,855 and 754,479 shares issued	379	377
Capital surplus	3,796	3,648
Retained earnings	21,793	19,908
Accumulated other comprehensive income	595	624
Treasury stock, at cost (520 and 879 shares)	(33)	(38)

TOTAL STOCKHOLDERS’ EQUITY	26,530	24,519

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$298,119	$280,952

See accompanying notes to unaudited consolidated financial statements.

Dimeco, Inc.

CONSOLIDATED STATEMENT OF INCOME (unaudited)

	For the three months ended September 30,		For the nine months ended September 30,
	2003	2002	2003	2002
(in thousands, except per share)
Interest Income
Interest and fees on loans	$3,281	$3,133	$9,639	$9,239
Interest-bearing deposits in other banks	—	4	1	20
Federal funds sold	2	12	20	57
Investment securities:
Taxable	486	580	1,633	2,002
Exempt from federal income tax	69	88	218	223

Total interest income	3,838	3,817	11,511	11,541

Interest Expense
Deposits	1,074	1,248	3,354	3,939
Short-term borrowings	28	37	88	112
Other borrowed funds	55	68	187	201

Total interest expense	1,157	1,353	3,629	4,252

Net Interest Income	2,681	2,464	7,882	7,289

Provision for loan losses	230	146	680	575

Net Interest Income, After Provision for Loan Losses	2,451	2,318	7,202	6,714

Noninterest Income
Services charges on deposit accounts	254	167	759	431
Mortgage loans held for sale gains, net	247	56	662	270
Investment securities gains, net	7	—	13	—
Other income	192	158	447	457

Total noninterest income	700	381	1,881	1,158

Noninterest Expense
Salaries and employee benefits	913	753	2,581	2,243
Occupancy expense, net	142	130	452	394
Furniture and equipment expense	108	119	336	355
Outside professional fees	68	45	190	115
Other expense	501	457	1,401	1,332

Total noninterest expense	1,732	1,504	4,960	4,439

Income before income taxes	1,419	1,195	4,123	3,433
Income taxes	399	376	1,257	1,080

NET INCOME	$1,020	$819	$2,866	$2,353

Earnings per Share - basic	$1.35	$1.09	$3.79	$3.14

Earnings per Share - diluted	$1.26	$1.06	$3.65	$3.06

Average shares outstanding - basic	756,656	751,728	756,430	750,214
Average shares outstanding - diluted	812,715	772,849	785,906	769,780
Dividends per share	$.43	$.40	$1.29	$1.20

See accompanying notes to unaudited consolidated financial statements.

Dimeco, Inc.

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

	Three Months ended September 30,		Nine Months ended September 30,
	2003	2002	2003	2002
(amounts in thousands)
Net income	$1,020	$819	$2,866	$2,353

Other comprehensive income (loss):

Unrealized gain (loss) on available for sale securities	(235)	131	(31)	180

Less: Reclassification adjustment for gain included in net income	7	—	13

Other comprehensive income (loss) before tax	(242)	131	(44)	180
Income tax expense (benefit) related to other comprehensive income (loss)	(82)	45	(15)	61

Other comprehensive income (loss), net of tax	(160)	86	(29)	119

Comprehensive income	$860	$905	$2,837	$2,472

See accompanying notes to unaudited consolidated financial statements.

Dimeco, Inc.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (unaudited)

	Common Stock	Capital Surplus	Retained Earnings	Accumulated Other Comprehensive Income	Treasury Stock	Stockholders’ Equity

(amounts in thousands)
Balance December 31, 2002	$377	$3,648	$19,908	$624	$(38)	$24,519
Net income			2,866			2,866
Other comprehensive Income:
Net unrealized loss on available for sale securities				(29)		(29)
Dividend reinvestment plan	1	102			79	182
Purchase treasury stock					(114)	(114)
Exercise of stock options	1	46	(4)		40	83
Cash dividends ($1.29 per share)			(977)			(977)

Balance, September 30, 2003	$379	$3,796	$21,793	$595	$(33)	$26,530

See accompanying notes to the unaudited consolidated financial statements.

Dimeco, Inc.

CONSOLIDATED STATEMENT OF CASH FLOWS (unaudited)

(amounts in thousands)

for the nine months ended September 30,	2003	2002
Operating Activities:
Net income	$2,866	$2,353
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	680	575
Depreciation and amortization of software	427	415
Amortization of premium and discount on investment securities, net	(203)	(554)
Origination of loans held for sale	(21,553)	(10,583)
Proceeds of loans held for sale	22,206	11,119
Mortgage loans held for sale, net gains	(662)	(270)
Investment securities gain, net	(13)	—
Decrease (increase) in accrued interest receivable	(61)	110
Decrease in accrued interest payable	(211)	(420)
Amortization of net deferred loan origination fees	(71)	(24)
Other, net	(448)	(168)

Net cash provided by operating activities	2,957	2,553

Investing Activities:
Investment securities available for sale:
Proceeds from sales	33	—
Proceeds from maturities or paydown	150,534	176,974
Purchases	(127,594)	(165,227)
Investment securities held to maturity:
Proceeds from maturities or paydown	230	—
Net increase in loans	(32,251)	(21,700)
Purchase of bank-owned life insurance	(3,000)	—
Purchase of premises and equipment and software	(450)	(565)
Proceeds from sale of other real estate owned	33	106

Net cash used for investing activities	(12,465)	(10,412)

Financing Activities:
Increase in deposits, net	20,293	19,667
Increase (decrease) in short-term borrowings	177	(236)
Repayment of other borrowed funds	(3,000)	—
Proceeds from dividend reinvestment plan	182	376
Purchase of treasury stock	(114)	(230)
Cash dividends paid	(974)	(898)

Net cash provided by financing activities	16,564	18,679

Increase in cash and cash equivalents	7,056	10,820
Cash and cash equivalents, beginning of period	7,230	10,360

Cash and cash equivalents, end of period	$14,286	$21,180

See accompanying notes to unaudited consolidated financial statements.

Dimeco, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

NOTE 1– BASIS OF PRESENTATION

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

NOTE 2 – RECENT ACCOUNTING PRONOUNCEMENT

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

The following table represents the effect on net income and earnings per share had the stock-based employee compensation expense been recognized:

	Three months ended September 30,		Nine months ended September 30,
	2003	2002	2003	2002
Net income as reported	$1,020	$819	$2,866	$2,353
Less pro forma expense related to options	3	10	22	29

Pro forma net income	$1,017	$809	$2,844	$2,324

Basic net income per common share:
As reported	$1.35	$1.09	$3.79	$3.14
Pro forma	$1.34	$1.08	$3.76	$3.10
Diluted net income per common share:
As reported	$1.26	$1.06	$3.65	$3.06
Pro forma	$1.25	$1.05	$3.62	$3.02

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

In May 2003, the FASB issued FAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. This statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Such instruments may have been previously classified as equity. This statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of this statement did not have a material effect on the Company’s reported equity.

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

In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities, in an effort to expand upon and strengthen existing accounting guidance that addresses when a company should include in its financial statements the assets, liabilities and activities of another entity. The objective of this interpretation is not to restrict the use of variable interest entities but to improve financial reporting by companies involved with variable interest entities. Until now, one company generally has included another entity in its consolidated financial statements only if it controlled the entity through voting interests. This interpretation changes that by requiring a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or entitled to receive a majority of the entity’s residual returns or both. The consolidation requirements of this interpretation apply immediately to variable interest entities created after January 31, 2003. The consolidation requirements apply to older entities in the first fiscal year or interim period beginning after June 15, 2003. Certain of the disclosure requirements apply in all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established. The adoption of this interpretation has not and is not expected to have a material effect on the Company’s financial position or results of operations. In October 2003 the FASB decided to defer the implementation date for Interpretation No. 46 to the fourth quarter from the third quarter.

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

	For the three months ended September 30,		For the nine months ended September 30,
	2003	2002	2003	2002
Weighted average common stock outstanding	756,945	753,041	756,814	751,117
Average treasury stock	(289)	(1,313)	(384)	(903)

Weighted average common stock and common stock equivalents used to calculate basic earnings per share	756,656	751,728	756,430	750,214
Additional common stock equivalents (stock options) used to calculate diluted earnings per share	56,059	21,121	29,476	19,566

Weighted average common stock and common stock equivalents used to calculate diluted earnings per share	812,715	772,849	785,906	769,780

NOTE 4 – SUPPLEMENTAL CASH FLOW INFORMATION

The company has defined cash and cash equivalents as cash and due from banks, interest-bearing deposits in other banks and federal funds sold.

Amounts paid for interest and income taxes are as follows:

	Interest paid	Federal income taxes paid
(in thousands)
Nine months ended September 30,
2003	$3,840	$1,372
2002	$4,638	$897

NOTE 5 – SUBSEQUENT EVENT

On November 7, 2003, the Company announced a two for one stock split in the form of a dividend to shareholders of record on November 14, 2003 with a payment date of December 1, 2003. As a result of the dividend, additional shares of the Company’s common stock will be issued.

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

Financial Condition

Total assets increased $17,167,000 or 6.1% from December 31, 2002 to September 30, 2003.

Total cash and cash equivalents increased $7,056,000 or 97.6% during the period. Cash and due from banks was $2,987,000 greater due to the higher level of checking transactions requiring balances at the Federal Reserve in order to expedite the check clearing process. In addition, the balance of federal funds sold was $4,250,000 at September 30, 2003. Management deemed it prudent to have these liquid funds available in the event of a large customer redeploying their balances. Subsequently, this customer has maintained the funds on deposit with the bank.

Investment securities available for sale decreased $24,794,000 or 31.4% from December 31, 2002 to September 30, 2003 with funds directed to the loan portfolio. The Company maintains investments in order to gain income on funds that are not loaned to customers. The bank has experienced elevated loan demand in the current low interest rate market. Interest earned on loans generally exceeds the yields garnered on investment products.

The loan portfolio increased $31,899,000 or 17.0% from December 31, 2002 to September 30, 2003. With the addition of a new commercial loan officer in May 2003, the bank has increased commercial lending activity. Commercial real estate loans increased $19,549,000 or 22.0% during the period with loans granted to customers in a variety of business segments. Commercial loans secured by other than real estate also increased $2,955,000 or 10.4% during the period. The bank has regulatory approval to open a new branch office in Pike County, Pennsylvania and has targeted this area for new relationships, particularly commercial customers. In addition, one-to-four family residential mortgages increased $5,913,000 or 12.1% during this period. The vast majority of residential loan originations are sold in the secondary market with the exception of $10,037,000 of loans that did not meet the purchase criteria of Freddie Mac, our primary purchaser of one-to-four family home mortgages. These loans met all internal credit quality guidelines but didn’t qualify for sale to Freddie Mac due primarily to appraisal issues related to the rural markets we serve. The bank also had a home equity promotion in Spring 2003 with these loans held in portfolio. Management views these loans as consumer based rather than strict residential mortgages. As a result of the increased volume of residential mortgage refinancing in the market, our consumer loan portfolio has experienced a large amount of loan payoffs with the loans frequently being rolled into the refinancing package. In an effort to maintain the balances of consumer loans, the bank took several steps including entering into an agreement with a community bank in Ohio to purchase pools of automobile loans totaling $2,044,000 combined with several consumer loan promotions during the year. The result of these initiatives is an increase of $2,984,000 in installment loans since December 31, 2002.

Other assets increased $3,775,000 or 118.3% from December 31, 2002 to September 30, 2003 based primarily on the purchase of $3,000,000 of bank-owned life insurance. The bank chose to purchase policies on key employees in order to offer a more competitive compensation package while garnering a market rate of return on the long term investment. Total holdings of this type asset are now $4,807,000. These assets are not intended to be used for liquidity purposes.

Total deposits increased $20,293,000 or 8.5% from December 31, 2002 to September 30, 2003. Noninterest- bearing deposits increased 6,714,000 or 29.8% over the period. An increase in the minimum balances required for several noninterest product lines was a primary reason for this improvement along with marketing promotions and internal incentive programs geared at increasing these types of deposit accounts. Balances of lawyers escrow accounts related to real estate closings have also increased in these product lines. Interest-bearing deposits increased $13,579,000 or 6.3% during the period. Growth in transaction accounts of $22,925,000 was offset by a decrease of $10,165,000 or 7.6% in certificates of deposit. Management revamped the product offerings early in 2003 in an effort to reposition deposits into accounts which better met our profitability goals while assisting customers to gain the greatest benefit of their deposits. Meanwhile, municipal deposit customers have utilized maturities of certificates of deposit for normal operating purposes since December 31, 2002 and have not yet generated all cash flow to replace the funds. December 31, 2002 balances also included $4,000,000 of municipal certificates of deposit that have matured in this fashion and which we do not expect to replace in 2003 due to the competitive nature of bidding for these deposits in our marketplace.

Other borrowings decreased $3,000,000 on September 8, 2003 when a three year borrowing from the Federal Home Loan Bank with a stated interest rate of 6.85% matured. With the above mentioned increases in deposits in 2003, it was not necessary to borrow additional funds to replace this maturity.

Other liabilities decreased $2,103,000 or 63.7% from December 31, 2002 to September 30, 2003 due primarily to an accrual at year end for security trades that had not yet settled. There were no similar transactions at September 30, 2003.

Stockholders equity increased $2,011,000 or 8.2% due primarily to earnings of $2,866,000 which was offset by dividends declared to stockholders of $977,000. Additional increases in stockholders’ equity are attributable primarily to issuance of common stock in conjunction with both the dividend reinvestment plan and the exercise of stock options during the period.

Results of Operations

Comparison of the three months ended September 30, 2003 and 2002

Net income for the three months ended September 30, 2003 increased $201,000 or 24.5% over the same period in 2002 with net income of $1,020,000 in 2003.

Interest and fee income earned on loans increased $148,000 or 4.7% in the third quarter of 2003 as compared to the same quarter in to 2002. Growth in the average size of the loan portfolio was $36,336,000 or 20.7% greater in 2003. With loans interest rates declining due to refinancing or scheduled repricing, the average interest rate earned on the portfolio decreased from 7.08% in 2002 to 6.14% in 2003. Fee income related to the origination of residential mortgages increased $47,000 from the third quarter of 2002 to 2003 due to the increased numbers of loans processed in 2003.

Income on taxable investment securities decreased $94,000 or 16.2% as a result of the average balance of taxable investment securities declining $7,819,000 or 12.7% from the third quarter of 2002 to the same quarter in 2003 with a slight lowering of the average interest rate earned from 3.7% to 3.6%. Management has used maturities to fund increased loan originations in 2003.

Interest expense on deposits decreased $174,000 or 13.9% in the third quarter of 2003 as compared to the same period in 2002 while average interest-bearing deposit balances increased $21,360,000 or 10.9% during the periods. The average interest rate paid for deposits decreased 54 basis points during the period. As usual, management attempts to maintain a consistent interest rate spread between assets and liabilities, but encounters difficulty due to the extremely low interest environment combined with doing business in the highly competitive markets in which we are based.

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

The provision for loan losses increased $84,000 or 57.5% from 2002 to 2003. A commercial loan relationship of $2,505,000 which had previously been evaluated as impaired was placed on nonaccrual status and management booked a charge-off of $150,000 in conjunction with that loan in the third quarter of 2003. Management has been proactive in relation to this loan and believes that the current book value is collectible. We believe that our internal analysis of the allowance for loan loss suggests that the allowance was adequate at this level.

Service charges on deposit accounts increased $87,000 or 52.1% from the third quarter of 2002 to 2003. While deposits increased as discussed previously, increasing the base for fee income, the primary reason for the increase is due to implementation of a program for overdraft protection in February 2003.

Gains on mortgage loans held for sale increased $191,000 or 341.1% in the third quarter of 2003 as compared to 2002. We continue to see a steady demand for refinances combined with activity due to purchases of new residences. Nearly all residential mortgages originated were sold in the secondary market, as is our practice. We do expect that mortgage activity and therefore sales in the secondary market will slow as interest rates rebound.

Salaries and employee benefits increased $160,000 or 21.2% for the three months ended September 30, 2003 as compared to the same period in 2002. As of September 30, 2003, the Company employed 100 full time equivalent employees as compared to 88 one year previous. In that one year period, the Company has seen a growth of 19.6% in loans and 12.9% in deposits along with the addition of a full service brokerage division.

Normal salary increases, increases in payroll incentives and the cost of employee benefits, in particular health insurance, also contributed to the higher expense in 2003.

Outside professional fees increased $23,000 or 51.1% due to monthly contractual consulting fees associated with implementation of the overdraft protection plan in the first quarter of 2003 and expenses associated with the second phase of profit improvement consulting in 2003.

Other expense increased $44,000 or 9.6% from the third quarter of 2002 to the same period in 2003. Payment of an altered check in 2003 resulted in a charge to expense of $22,000. The procedure to detect the altered check, which involved review by a member of our staff, was not properly followed. We have strengthened our procedures since this incidence. Legal expenses were $10,000 greater in the third quarter of 2003 than in 2002 in relation to commencement of a bank subsidiary title insurance company. Management believes that this function will add approximately $50,000 annually to income when fully operational. A decrease of $43,000 or 98.3% was noted in expenses relating to other real estate owned. With no assets held in this category in 2003, there were no expenses recorded. Several other operating expenses including office supplies, amortization of computer software, audit expense, postage and shares tax showed increases in the periods compared, mainly due to the increase in size of the Company.

Comparison of the nine months ended September 30, 2003 and 2002

Net income for the nine months ended September 30, 2003 was $2,866,000, an increase of 21.8% over earnings in the same period in 2002.

Interest and fees on loans increased $400,000 or 4.3% in 2003 over 2002. The average loan volume in 2003 was $34,780,000, or 20.7% greater than experienced in the same nine months of 2002. Increased income based on this expansion of loan volume was partially offset by a decrease of 72 basis points in the average interest rate earned on the loan portfolio. Fee income related to new residential mortgages increased $138,000 from 2002 to 2003 due to the expanded volume of loans originated combined with an increase in certain fees charged.

Interest earned on taxable investments decreased $369,000 or 18.4% in 2003 as compared to the first nine months of 2002. The average size of this investment portfolio decreased $4,066,000 or 6.6% due to maturities or calls during the period in 2003 while the average interest rate earned increased 25 basis points in 2003 versus 2002. We believe that it is best to maintain the liquidity in this portfolio and accept fluctuations in interest rate for the immediate term while allowing us the flexibility to invest funds as interest rates rise. Also, loan demand has been steady over the period allowing investment in higher rate loans.

Interest paid on deposits declined $585,000 or 14.9% during the first nine months of 2003 as compared to the same period in 2002. The average balance of interest-bearing deposits increased $21,880,000 or 11.4%. The average interest rate paid on these deposits has decreased from 2.7% to 2.1% over the periods covered. Certificate of deposit interest rates, which are set for a period of time, declined the most noticeably over the period covered since interest rates paid on other deposits have been adjusted as market interest rates vary.

The provision for loan losses increased $105,000 or 18.3% from 2002 to 2003. As discussed above, loans increased by 19.6% during this period. There were higher loan charge-offs in 2003 than in 2002 although loan delinquency remains below 1% over both periods. Management monitors the allowance for loan losses monthly and believes that the allowance is funded at a level that meets our best estimates of the proper balance.

Service charges on deposit accounts increased $328,000 or 76.1% from 2002 to 2003. This growth is due mainly to the overdraft protection program instituted in February 2003. In addition, deposits have grown 12.9% from September 2002 to September 2003, with a greater number of accounts on which service charges are assessed.

Gains on mortgage loans held for sale increased $392,000 or 145.2% with the tremendous growth of residential mortgage activity from 2002 expanding even further in 2003 as a result of the steady decline in interest rates and customers belief that the rates are as low as they will go. The number of residential mortgages processed in the first nine months of 2003 as compared to the same period in 2002 increased 47% to 249 in 2003.

Salaries and employee benefits increased $338,000 or 15.1%during the first nine months of 2003 as compared to the same period in 2002. Higher expenses are the result of a combination of items including average salary increases in January of 4.6%, hiring two new Vice Presidents in the second quarter, adding additional staffing in many departments to accommodate the higher level of service required by balance sheet expansion, and higher incentive accruals based on improved performance.

Outside professional fees expense increased $75,000 or 65.2% in 2003 versus the same period in 2002 with the greatest change being $52,000 paid in relation to the new overdraft protection plan as discussed previously and $36,000 to a consultant for relationship management training for the entire staff. Fees paid to other outside professionals varied to account for the remaining difference in this category.

Other expense increased $69,000 or 5.2% through the first nine months of 2003 as compared to the same period in 2002. The category of other expense includes all operating expenses not specifically enumerated elsewhere. The altered check expense noted above of $22,000 was the largest increase; smaller variances in these normal operational items comprise the difference.

Liquidity and Cash Flows

To ensure that the Company can satisfy customer credit needs for current and future commitments and deposit withdrawal requirements, the Company manages the liquidity position by ensuring that there are adequate short-term funding sources available for those needs. Liquid assets consist of cash and due from banks, federal funds sold, interest-bearing deposits with other banks and investment securities maturing in one year or less. The following table shows these liquidity sources, minus short-term borrowings, as of September 30, 2003 compared to December 31, 2002:

	September 30, 2003	December 31, 2002
(dollars in thousands)
Cash and due from banks	$10,020	$7,033
Interest-bearing deposits with other banks	16	197
Federal funds sold	4,250	—
Mortgage loans held for sale	892	1,195
Investment securities maturing in one year or less	7,595	32,916

	22,773	41,341
Less short-term borrowings	9,105	8,928

Net liquidity position	$13,668	$32,413

As a percent of total assets	4.6%	11.5%

Management monitors liquidity on a consistent basis and feels that liquidity levels are adequate. In addition to these liquidity sources, at September 30, 2003 the Company had investments in U.S. Government agency securities with call provisions and/or interest rate steps inherent in the bonds which would offer the potential for an additional $25,750,000 of liquidity within the next twelve months. The Company also has the ability to borrow from the Federal Home Loan Bank of Pittsburgh with the maximum borrowing capacity at September 30, 2003 of $56 million.

The Company’s liquidity management of liabilities is a key element of the ability to have funds available to continue to operate as a commercial bank. The ability to maintain deposits is an inherent element of this analysis. We must maintain competitive pricing for deposits, in particular certificates of deposits, which comprise 47.9% of total deposits. Certificates which reprice within the next twelve months comprise 60.4% of these deposits. We believe that we will not experience any material disintermediation as a result of these maturities; our pricing is constantly compared to peers and adjusted as appropriate to meet our liquidity needs. We understand that our deposit base has increased over the past few years due to customers’ concerns about investment in the stock market. This concern will be lessened as the market rebounds and we expect some dollars to return to the market. At the same time, we will be opening a new branch and expect to garner deposits from a new market area. Our pricing methodology has proven successful in the past when the need arises to either increase or decrease the deposit base.

Management is not aware of any known trends, events or uncertainties that will have or is reasonably likely to have a material effect on the Company’s liquidity, capital resources or operations nor is management aware of any current recommendations by regulatory authorities, which if implemented, would have such an effect.

Risk Elements

The table below presents information concerning nonperforming assets including nonaccrual loans, renegotiated loans, loans 90 days or more past due, other real estate loans and repossessed assets at September 30, 2003 and December 31, 2002. A loan is classified as nonaccrual when, in the opinion of management, there are doubts about collectability of interest and principal. At the time the accrual of interest is discontinued, future income is recognized only when cash is received. Renegotiated loans are those loans which terms have been renegotiated to provide a reduction or deferral of principal or interest as a result of the deterioration of the borrower.

	September 30, 2003	December 31, 2002
(dollars in thousands)
Loans on nonaccrual basis	$2,762	$602
Loans past due 90 days or more	450	92
Renegotiated loans	—	498

Total nonperforming loans	3,212	1,192
Other real estate	—	—
Repossessed assets	5	3

Total nonperforming assets	$3,217	$1,195

Nonperforming loans as a percent of total loans	1.5%	0.6%

Nonperforming assets as a percent of total assets	1.1%	0.4%

Allowance for loan loss as a percent of loans	1.4%	1.5%

Management believes the level of the allowance for loan losses at September 30, 2003 is sufficient. The relationship between the allowance for loan losses and outstanding loans is a function of the credit quality and known risk attributed to the loan portfolio. The on-going loan review program and credit approval process is used to determine the adequacy of the allowance for loan losses.

Included in total loans are loans of $2,836,000 which management has classified as impaired under the terms of FAS No. 114, “Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosure”. The related allowance for loan losses on these loans amounted to $168,000. There were no impaired loans without a related allowance for loan losses. The average balance of impaired loans for the period was $3,004,000.

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

Item 4 - NONE

Item 5- Other information

              NONE

Item 6- Exhibits and Reports on Form 8-K

Report on July 23, 2003 - News Release of Registrant – Dimeco, Inc. Announces Solid Earnings at June 30, 2003

Report on October 22, 2003 - News Release of Registrant – Dimeco, Inc. Announces Earnings

Report on November 10, 2003 – News Release of Registrant – Dimeco Announces Stock Split

Exhibit Number:

31.1	Certification Pursuant to 15 U.S.C. Section 10A, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2003

31.2	Certification Pursuant to 15 U.S.C. Section 10A, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2003

32	Certification Pursuant to 18 U.S.C. Section 1350

99	Independent Accountant’s Report

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused the report to be signed on its behalf by the undersigned, thereunto duly authorized.

DIMECO, INC.

Date: November 12, 2003	By:	/s/ Gary C. Beilman
Gary C. Beilman Executive Vice President and Chief Executive Officer

Date: November 12, 2003	By:	/s/ Maureen H. Beilman
Maureen H. Beilman Chief Financial Officer