Form 10KSB
period 2003-12-31
DIMECO INC
filed 2004-03-22
CIK 898037

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003

- OR -

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

SEC File Number: 0-49639

DIMECO, INC.

(Exact name of small business issuer in its charter)

Pennsylvania	23-2250152
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

800-822 Church Street, Honesdale, Pennsylvania	18431
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (570) 253-1970

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, par value $0.50 per share

(Title of Class)

Check whether the issuer: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒     No  ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB  ☐

The issuer’s revenues for the year ended December 31, 2003 totaled $18 million.

The aggregate market value of the voting and non-voting stock held by non-affiliates of the issuer, as of March 1, 2004 was $59 million.

As of March 1, 2004, registrant had 1,533,634 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

1.	Portions of the Annual Report to Stockholders for the Fiscal Year ended December 31, 2003. (Part I)

2.	Portions of the Proxy Statement for the Annual Meeting of Stockholders for the fiscal year ended December 31, 2003. (Part III)

Transitional Small Business Disclosure Format (check one):    Yes  ☐    No  ☒

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

PART I

Item 1. Description of Business

General

The Company, a Pennsylvania corporation, is a bank holding company headquartered in Honesdale, Pennsylvania. At December 31, 2003, the Company had total consolidated assets, deposits and stockholders’ equity of approximately $304 million, $262 million and $27 million, respectively. The Company’s principal business is to serve as a holding company for its wholly-owned subsidiary, The Dime Bank (the “Bank”).

The Bank is a Pennsylvania-chartered commercial bank, originally organized in 1905. The Bank provides a comprehensive range of lending, depository and financial services to individuals and small to medium-sized businesses. The Bank’s deposit services range from traditional time, demand, and savings deposit accounts to sophisticated cash management products, including electronic banking and commercial sweep accounts. The Bank’s lending services include secured and unsecured commercial, real estate and consumer loans. The Bank also operates a trust department and an investment department which had $20 million in client assets under management at December 31, 2003. The Bank conducts business from four branch offices, located in Honesdale, Hawley, Damascus and Greentown, Pennsylvania, as well as maintaining three off-site ATM machines each located in Honesdale, Hawley, and Bushkill, Pennsylvania. The Bank’s web site is www.thedimebank.com.

Competition

The Bank is one of many financial institutions serving its principal market area, which includes Wayne and Pike Counties, Pennsylvania and Sullivan County, New York. Such market areas are approximately 90 miles west of New York City. Pike County, Pennsylvania is one of the fastest growing counties in Pennsylvania. The competition for deposit products comes from other insured financial institutions such as commercial banks, thrift institutions, credit unions, and multi-state regional banks in the Company’s market area. Deposit competition also includes a number of insurance products sold by local agents and investment products such as mutual funds and other securities sold by local and regional brokers. Loan competition varies depending upon market conditions and comes from other insured financial institutions such as commercial banks, thrift institutions, credit unions, multi-state regional banks, and mortgage brokers.

Analysis of Loan Portfolio. Set forth below is selected data relating to the composition of the Bank’s loan portfolio by type of loan on the dates indicated.

	At December 31,
	2003		2002		2001		2000		1999
(Dollars in thousands)	$	%	$	%	$	%	$	%	$	%
Type of Loans:
Loans secured by real estate:
Construction and development	396	0.2%	111	0.1%	233	0.1%	681	0.4%	840	0.6%
Mortgage loans-secured by farmland	1,644	0.7	1,978	1.1	2,318	1.4	2,317	1.5	2,630	1.9
Commercial loans-secured by non-farm, non-residential properties	112,443	51.0	88,960	47.3	71,015	43.8	63,786	41.0	51,576	37.3
Secured by 1-4 family residential properties:
Home equity loans	1,367	0.6	1,402	0.7	993	0.6	1,005	0.6	1,183	0.9
Mortgage loans	50,986	23.2	48,980	26.0	46,809	28.8	47,116	30.3	45,013	32.6
Commercial and industrial loans	32,263	14.7	28,437	15.1	23,467	14.4	21,506	13.8	17,524	12.7
Installment loans	19,641	8.9	16,896	9.0	16,193	10.0	17,716	11.4	18,280	13.2
Other loans:
Agriculture	470	0.2	705	0.4	772	0.5	853	0.5	833	0.6
Other	1,140	0.5	638	0.3	706	0.4	738	0.5	349	0.2

Total loans	220,350	100%	188,107	100%	162,506	100%	155,718	100%	138,228	100.0%

Less unearned income	741		746		766		771		702

Loans, net of unearned income	$219,609		$187,361		$161,740		$154,947		$137,526

Loans held for sale	$654		$1,195		$527		$76		$237

Loan Maturity. The following table sets forth the maturities for selected categories of the Bank’s loan portfolio at December 31, 2003. The table does not include prepayments or scheduled principal repayments. All loans are shown as maturing based on contractual maturities.

(In thousands)	Due Within 1 year	Due after 1 through 5 years	Due after 5 years	Total
Commercial and agricultural real estate	$4,920	$5,399	$103,768	$114,087
Commercial and industrial, and agricultural	14,766	13,275	4,692	32,733
Construction and development	182	155	59	396

Total Amounts Due	$19,868	$18,829	$108,519	$147,216

The following table sets forth the dollar amount as of December 31, 2003 of selected categories of the Company’s loans due after December 31, 2004, which are based upon fixed interest rates or floating or adjustable interest rates.

(In thousands)	Fixed Rates	Floating or Adjustable Rates	Total
Commercial and agricultural real estate	$4,947	$104,220	$109,167
Commercial and industrial, and agricultural	10,586	7,381	17,967
Construction and development	155	59	214

Total Amounts Due	$15,688	$111,660	$127,348

Lending Activities

General. The principal lending activity of the Bank is the origination of commercial real estate loans, residential mortgage loans, commercial and industrial loans, installment loans, and, to a lesser extent, construction and development loans, home equity loans, and agricultural loans. Generally, loans are originated in the Company’s primary market area.

Commercial Real Estate Loans. The commercial real estate loan portfolio consists of loans secured primarily by children’s recreational summer camps, retail stores, restaurants, resorts, investment real estate, and manufacturing facilities. Loans secured by commercial property may be originated in amounts up to 80% of the lower of the appraised value or purchase price, for a maximum term of 20 years. A large portion of the commercial real estate loans are secured by summer camps and recreational facilities for children, which are adjustable rate loans, with terms of up to 20 years, with the rate tied to the prime interest rate. At December 31, 2003, $38 million of the loan portfolio consisted of loans to these summer camps and recreational facilities for children.

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

Residential Real Estate Loans. The residential real estate portfolio consists of one-to-four family residential mortgage loans. The Bank generally originates one-to-four family residential mortgage loans in amounts of up to 80% of the appraised value of the mortgaged property without requiring mortgage insurance. The Bank will originate residential mortgage loans in amounts up to 95% of the appraised value of a mortgaged property, however, mortgage insurance for the borrower is required. In addition, the Bank participates in special residential loan programs through various state and federal agencies which provide first time home buyers the ability to finance up to 100% of the property value, these loans are guaranteed by those various federal and state agencies. The Bank offers residential fixed rate loans and adjustable rate loans with a 15 to 30 year amortization period. Interest rates for adjustable rate loans for residences adjust every one to three years based upon rates on U.S. Treasury bills and notes. Interest rate adjustments on such loans are generally limited to 2% during any adjustment period and 6% over the life of the loan. These loans are originated for retention in the portfolio.

Fixed rate loans are generally underwritten in accordance with FreddieMac guidelines. Currently, loans underwritten in accordance with FreddieMac guidelines are generally sold in the secondary market. However, the number of saleable loans could vary materially as a result of market conditions. The Bank generally charges a higher interest rate if loans are not saleable under FreddieMac guidelines. At December 31, 2003, $37 million of the Bank’s residential real estate loan portfolio consisted of long-term fixed rate mortgage loans.

Substantially all of the one-to-four family mortgages include “due on sale” clauses, which are provisions giving the Bank the right to declare a loan immediately payable if the borrower sells or otherwise transfers an interest in the property to a third party.

Property appraisals on real estate securing one-to-four family residential loans are made by appraisers approved by the Loan Committee. Appraisals are performed in accordance with applicable regulations and policies. The Bank obtains title insurance policies on most first mortgage real estate loans originated, and all second mortgage loans in excess of $100,000.

Commercial and Industrial Loans. Commercial and industrial loans consist of equipment, accounts receivables, inventory, lines of credit, and other business purpose loans. Such loans may be originated in amounts up to 75% of the appraised value of the business asset and are secured by either the underlying collateral and/or by the personal guarantees of the borrower. Commercial and industrial loans are generally made at rates which adjust above the prime interest rate and generally mature in 5 to 10 years.

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

Installment Loans. The installment loan portfolio includes various types of secured and unsecured consumer loans including automobile, education, and recreational vehicle loans. The Bank originates loans directly and indirectly through local automobile and recreational vehicle dealerships. These loans generally have terms of one to five years, generally at fixed rates of interest. The interest rates range between 2.1% for loans that are secured by deposits to 15.5% for loans that are unsecured, with an average interest rate of approximately 9.1%. The installment loan portfolio includes approximately $12 million of new and used automobile loans. These loans are originated in amounts up to 85% of the purchase price of the vehicle.

Loans Held For Sale. The Bank holds as available for sale certain residential mortgage loans that have an annual yield determined by management. These loans conform to Freddie Mac guidelines and are readily salable in the secondary market. The Bank services such loans and is generally not liable for these loans, since they are sold on a non-recourse basis. At December 31, 2003, $654,000 of loans were classified as held for sale, carried at the lower of cost or market value.

Loan Solicitation and Processing. The Bank has established various lending limits for its officers and also maintains a loan committee. The loan committee is comprised of the President, Chief Executive Officer, Senior Lending Officer and other Bank officers. The loan committee has the authority to approve all loans up to $250,000. Requests in excess of this limit must be submitted to the full Board of Directors for approval. Additionally, the President, Chief Executive Officer, and the Senior Lending Officer each has the authority to approve secured loans up to $150,000, and unsecured loans up to $60,000. Loan officers generally have the authority to approve secured loans between $10,000 and $75,000 and unsecured loans between $5,000 and $35,000. Notwithstanding individual lending authority, certain loan policy exceptions must be submitted to the loan committee for approval.

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

Loan Commitments. The Bank generally grants commitments to fund fixed and adjustable-rate single-family mortgage loans for periods of 60 days at a specified term and interest rate. The total amount of its commitments to extend credit as of December 31, 2003 was $4 million.

Nonperforming Assets. The following table identifies nonperforming loans including nonaccrual loans and past due loans which were contractually past due 90 days or more. Renegotiated loans are those which terms have been renegotiated to provide a reduction or deferral of principal or interest as a result of the deteriorating position of the borrower. At December 31, 2003, the Bank had approximately $2,530,000 of impaired loans within the meaning of FAS No. 114, as amended by FAS No. 118. For the year ended December 31, 2003, interest income that would have been recorded on loans accounted for on a non-accrual basis under the original terms of such loans was approximately $134,000 of which $77,000 was collected.

	At December 31,
(In thousands)	2003	2002	2001	2000	1999
Loans accounted for on a nonaccrual basis:
Mortgage loans	$2,269	$467	$149	$740	$743
Commercial and industrial, and agricultural	17	62	43	149	176
Installment	78	73	64	118	138

Total	2,364	602	256	1,007	1,057

Accruing loans which are contractually past due 90 days or more:
Mortgage loans	113	55	265	272	690
Commercial and industrial, and agricultural	57	10	70	10	81
Installment	5	27	25	59	61

Total	175	92	360	341	832

Renegotiated loans	482	498	520	540	614

Total nonperforming loans	3,021	1,192	1,136	1,888	2,503

Other real estate owned	—	—	126	179	355

Total nonperforming assets	$3,021	$1,192	$1,262	$2,067	$2,858

Nonperforming loans as a percent of total loans	1.38%	0.64%	0.70%	1.22%	1.82%

Nonperforming assets as a percent total assets	.99%	0.43%	0.51%	0.96%	1.47%

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

Potential Problem Loans. As of December 31, 2003, there were no loans not previously disclosed, where known information about possible credit problems of borrowers caused management to have serious doubts as to the ability of such borrowers to comply with the present loan repayment terms. However, management is currently monitoring a commercial loan of $1.6 million which, although performing under the terms of the contract, may potentially encounter difficulty in performing in future periods. Management is consulting with the borrower’s representatives on a regular basis and does not believe that any additional allowance is currently required.

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

The following table sets forth the Bank’s classified assets in accordance with its classification system.

(In thousands)	At December 31, 2003
Special mention	$2,603
Substandard	2,263
Doubtful	—
Loss	—

Total	$4,866

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

The following table sets forth certain information regarding the allowance for loan losses at or for the dates indicated.

	At or for the Year Ended December 31,
(In thousands)	2003	2002	2001	2000	1999
Loans outstanding at end of period:	$219,609	$187,361	$161,740	$154,947	$137,526

Average loans outstanding:	$205,209	$172,368	$158,521	$146,679	$130,689

Allowance for loan losses:
Balance, beginning of the period	$2,818	$2,373	$2,088	$1,834	$1,682

Loans charged off:
Commercial and industrial, and agricultural	69	100	218	170	196
Mortgage loans	558	48	208	442	94
Installment	195	151	199	165	93

Total loans charged off:	822	299	625	777	383

Recoveries:

Commercial and industrial, and agricultural	4	6	11	38	2
Mortgage loans	2	23	8	22	2
Installment	52	40	24	41	27

Total Recoveries:	58	69	43	101	31

Net loans charged off	764	230	582	676	352

Provisions charged to expense	960	675	867	930	504

Balance, end of period	$3,014	$2,818	$2,373	$2,088	$1,834

Ratios:

Net charge offs as a percent of average loans outstanding	0.37%	0.13%	0.37%	0.46%	0.27%

Allowance for loan losses as a percent of average loans outstanding	1.47%	1.63%	1.50%	1.42%	1.40%

The following table exhibits a breakdown by loan category of the allowance for loan losses.

	At December 31,
	2003		2002		2001		2000		1999
(In thousands)	Amount	Percent of Loans to Total Loans	Amount	Percent of Loans to Total Loans	Amount	Percent of Loans to Total Loans	Amount	Percent of Loans to Total Loans	Amount	Percent of Loans to Total Loans
Commercial and industrial, and agricultural	$533	15.4%	$383	15.8%	$147	14.9%	$338	14.3%	$213	13.3%
Construction and development	1.2		1	0.1	1	0.1	4	0.4	8	0.6
Mortgage	2,110	75.5	1,993	75.4	1,860	74.0	1,388	72.8	1,343	71.8
Installment	370	8.9	245	8.7	237	11.0	250	12.5	225	14.3
Unallocated	—	—	196	—	128	—	108	—	45	—

Total	$3,014	100%	$2,818	100%	$2,373	100%	$2,088	100%	$1,834	100%

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

Current regulatory and accounting guidelines regarding investment securities (including mortgage backed securities) require the Bank to categorize securities as “held to maturity,” “available for sale” or “trading.” As of December 31, 2003, the Registrant had securities classified as “held to maturity” and “available for sale” in the amount of approximately $.2 million and $64 million, respectively and had no securities classified as “trading.” Securities classified as “available for sale” are reported for financial reporting purposes at the fair market value with net changes in the market value from period to period included as a separate component of stockholders’ equity, net of income taxes. At December 31, 2003, the Registrant’s securities available for sale had an amortized cost of $64 million and market value of $64 million. Changes in market value in the Registrant’s available for sale portfolio reflect normal market conditions and vary, either positively or negatively, based primarily on changes in general levels of market interest rates relative to the yields of the portfolio. Changes in the market value of securities available for sale do not affect the Company’s income. In addition, changes in the market value of securities available for sale do not affect the Bank’s regulatory capital requirements or its loan-to-one borrower limit.

At December 31, 2003, the Company’s investment portfolio policy allowed investments in instruments such as: (i) U.S. Treasury obligations, (ii) U.S. federal agency or federally sponsored agency obligations, (iii) municipal obligations, (iv) mortgage-backed securities, (v) banker’s acceptances, (vi) certificates of deposit, and (vii) investment grade corporate bonds, and commercial paper. The Board of Directors may authorize additional investments.

Investment Portfolio

The following table sets forth the carrying value of the investment securities portfolio at the dates indicated.

	At December 31,
(In thousands)	2003	2002	2001
Available for Sale:
U.S. Government agency securities	$34,803	$27,845	$15,042
Mortgage-backed securities	118	167	215
Obligations of states and political subdivisions	8,591	8,906	6,249
Corporate securities	10,428	11,651	13,959
Commercial paper	9,989	29,967	34,383
Equity securities	428	344	212

Total:	$64,357	$78,880	$70,060

Held to Maturity:
Obligations of states and political subdivisions	$197	$426	$414

Investment Portfolio Maturities. The following table sets forth certain information regarding the carrying values, weighted average yields and maturities of the Registrant’s investment and mortgage—backed securities portfolio at December 31, 2003. The following table does not take into consideration the effects of scheduled repayments or the effects of possible prepayments.

	One Year or Less		One to Five Years		Five to Ten Years		More than Ten Years		Total Investment Securities
(In thousands)	Carrying value	Average Yield (1)	Carrying value	Average Yield (1)	Carrying value	Average Yield (1)	Carrying value	Average Yield (1)	Carrying value	Average Yield (1)	Market Value
Available for Sale:
U.S government agency securities	$—	—%	$5,992	2.61%	$13,023	3.46%	$15,788	3.95%	$34,803	3.53%	$34,803
Mortgage-backed securities	—	—	—	—	—	—	118	3.35	118	3.35	118
Obligations of state and political subdivisions	175	5.88	2,247	7.16	1,727	7.18	4,442	4.99	8,591	6.00	8,591
Corporate securities	3,066	7.30	4,601	7.75	911	7.03	1,850	3.12	10,428	6.70	10,428
Commercial paper	9,989	1.22	—	—	—	—	—	—	9,989	1.22	9,989
Equity securities	—	—	—	—	—	—	428	4.15	428	4.15	428

Total	$13,230	2.65%	$12,840	5.16%	$15,661	4.06%	$22,626	4.03	$64,357	3.99%	$64,357

Held to Maturity
Obligations of state and political subdivisions	$—	—	$197	11.36%	$—	—	$—	—	$197	11.36%	$228

Total	$—	—	$197	11.36%	$—	—	$—	—	$197	11.36%	$228

(1)	Weighted average yields have been computed on a taxable equivalent basis assuming a federal income tax rate of 34%.

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

Jumbo Certificates of Deposit

The following table shows the amount of the Bank’s certificates of deposit of $100,000 or more by time remaining until maturity as of December 31, 2003:

Maturity Period	Certificates of Deposit
(In thousands)
Within three months	$16,896
Three through six months	11,610
Six through twelve months	6,164
Over twelve months	13,714

$48,384

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

	At or For the Years Ended December 31,
(Dollars in thousands)	2003	2002	2001
Average outstanding	$11,369	$10,886	$7,298
Maximum amount outstanding at any month-end during the year	$15,142	$15,552	$10,085
Weighted average interest rate during the year	.98%	1.32%	2.45%
Total short-term borrowings at year end	$11,800	$8,928	$8,252
Weighted average interest rate at year end	.89%	1.00%	1.32%

Contractual Obligations

The following table presents, as of December 31, 2003, significant fixed and determinable contractual obligations to third parties by payment date. Further discussion of the nature of each obligation is included in the referenced note to the financial statements for December 31, 2003, attached hereto as Exhibit 13 to this Form 10KSB.

(Dollars in thousands)	Note Reference	One Year or Less	One to Three Years	Three to Five Years	Over Five Years	Total
Deposits without a stated maturity	—	$125,862	—	—	—	$125,862
Time Deposits	7	$86,139	$37,946	$12,260	—	$136,345
Short-term borrowings	8	$11,800	—	—	—	$11,800
Other borrowed funds	9	—	—	—	$1,000	$1,000
Operating Leases	13	$202	$380	$224	$225	$1,031

Commitments:

The following table details the amounts and expected maturities of significant commitments as of December 31, 2003. Further discussion of these commitments is included in Note 13 to the financial statements as of December 31, 2003, attached hereto as Exhibit 13 to this Form 10KSB.

(In thousands)	One Year or Less	One to Three Years	Three to Five Years	Over Five Years	Total
Commitments to extent credit:
Commercial	$14,380	$1,157	—	$331	$15,868
Residential real estate	$4,209	$9	—	—	$4,218
Revolving home equity	$21	—	$30	$1,815	$1,866
Other	$1,629	—	—	—	$1,629
Standby letters of credit	$2,807	—	—	—	$2,807

Personnel

As of December 31, 2003, the Registrant had 85 full-time employees and 27 part-time employees. The employees are not represented by a collective bargaining unit. The Registrant believes its relationship with its employees to be satisfactory.

Trust and Financial Services Activities

The Bank operates a Trust Department and an Investment Department. These departments provide estate planning, investment management and financial planning to customers. At December 31, 2003, the Bank had $20 million of assets under management, of which $20 million is non-discretionary with no investment authority.

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

Recent Legislation to Curtail Corporate Accounting Irregularities. On July 30, 2002, President Bush signed into law the Sarbanes-Oxley Act of 2002 (the “Act”). The Securities and Exchange Commission (the “SEC”) has promulgated certain regulations pursuant to the Act and will continue to propose additional implementing or clarifying regulations as necessary in furtherance of the Act. The passage of the Act and the regulations implemented by the SEC subject publicly-traded companies to additional and more cumbersome reporting regulations and disclosure. Compliance with the Act and corresponding regulations may increase the Company’s expenses.

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

Regulatory Capital Requirements. The FDIC has promulgated capital adequacy requirements for state-chartered banks that, like the Bank, are not members of the Federal Reserve System. At December 31, 2003, the Bank exceeded all regulatory capital requirements and was classified as “well capitalized.”

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

The Bank is also subject to minimum capital requirements imposed by the Pennsylvania Department of Banking on Pennsylvania-chartered depository institutions. Under the Pennsylvania Department of Banking’s capital regulations, a Pennsylvania bank or savings bank must maintain a minimum leverage ratio of Tier 1 capital (as defined under the FDIC’s capital regulations) to total assets of 4%. In addition, the Pennsylvania Department of Banking has the supervisory discretion to require a higher leverage ratio for any institutions based on the institution’s substandard performance in any of a number of areas. The Bank was in compliance with both the FDIC and the Pennsylvania Department of Banking capital requirements as of December 31, 2003.

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

As a member, it is required to purchase and maintain stock in the Federal Home Loan Bank of Pittsburgh in an amount equal to .7% of its aggregate unpaid residential mortgage loans, home purchase contracts or similar obligations at the beginning of each year and 5% of its outstanding advances from the Federal Home Loan Bank. At December 31, 2003, the Bank was in compliance with this requirement.

Federal Reserve System. The Federal Reserve requires all depository institutions to maintain non-interest bearing reserves at specified levels against their transaction accounts (primarily checking and NOW accounts) and non-personal time deposits. The balances maintained to meet the reserve requirements imposed by the Federal Reserve may be used to satisfy the liquidity requirements that are imposed by the Department. At December 31, 2003, the Bank met its reserve requirements.

Loans to One Borrower. Under Pennsylvania and federal law, commercial banks have, subject to certain exemptions, lending limits to one borrower in an amount equal to 15% of the institution’s capital accounts. An institution’s capital account includes the aggregate of all capital, surplus, undivided profits, capital securities and general reserves for loan losses. As of December 31, 2003, loans-to-one borrower limitation was $4 million and the Bank was in compliance with such limitation.

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

See “Item 1. Business - Lending Activities and – Regulation.”

(2) Investments in Real Estate Mortgages.

See “Item 1. Business – Lending Activities and - Regulation.”

(3) Investments in Securities of or Interests in Persons Primarily Engaged in Real Estate Activities.

See “Item 1. Business - Lending Activities and - Regulation.”

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

PART II

Item 5. Market for Common Equity and Related Stockholder Matters

Information relating to the market for Registrant’s common equity and related stockholder matters appears under “ Stock Market Information” in the Registrant’s Annual Report to Stockholders for the fiscal year ended December 31, 2003 (“Annual Report”) and is incorporated herein by reference.

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

Item 8. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 8A. Controls and Procedures

Dimeco’s management is responsible for establishing and maintaining effective disclosure controls and procedures, as defined under Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934. As of December 31, 2003, an evaluation was performed under the supervision and with the participation of management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of December 31, 2003 were effective in ensuring material information required to be disclosed in this Annual Report on 10-KSB was recorded, processed, summarized, and reported on a timely basis. Additionally, there were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended December 31, 2003 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Management’s responsibilities related to establishing and maintaining effective disclosure controls and procedures include maintaining effective internal controls over financial reporting that are designed to produce reliable financial statements in accordance with accounting principles generally accepted in the United States of America.

There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect internal controls subsequent to December 31, 2003.

PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons: Compliance with Section 16(a) of the Exchange Act.

On May 22, 2003, the Company adopted a Code of Ethics for its Principal Executive Officer and Senior Financial Officer (the “Code of Ethics”). A copy of the Code of Ethics is filed as an exhibit to this Form 10-KSB. The Code of Ethics is also available free of charge by writing to the Secretary of the Company’s office, 820 Church Street, Honesdale, Pennsylvania 18431.

Other information required under this item is incorporated herein by reference to the Proxy Statement for the 2004 Annual Meeting (the “Proxy Statement”) contained under the sections captioned “Section 16(a) Beneficial Ownership Reporting Compliance,” and “Election of Directors.”

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

(d)	Securities Authorized for Issuance Under Equity Compensation Plans

Set forth below is information as of December 31, 2003 with respect to compensation plans under which equity securities of the Registrant are authorized for issuance.

EQUITY COMPENSATION PLAN INFORMATION

	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted-average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by shareholders:
2000 Independent Directors Stock Option Plan	33,500	$13.00	10,000
2000 Stock Incentive Plan	80,530	$15.09	25,000
Equity compensation plans not approved by shareholders(1):	n/a	n/a	n/a

Total	114,030	$14.47	35,000

(1)	Not applicable

Item 12. Certain Relationships and Related Transactions

The information required by this item is incorporated herein by reference to the section captioned “Certain Relationships and Related Transactions” in the Proxy Statement.

Item 13. Exhibits, Lists and Reports on Form 8-K

(a)	The following documents are filed as a part of this report:

(1) The consolidated balance sheet of Dimeco, Inc. as of December 31, 2003 and 2002 and the related consolidated statements of income, changes in stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2003, together with the related notes and the independent auditors’ report of S.R. Snodgrass, A.C., independent certified public accountants for the three years ended December 31, 2003.

(2) Schedules omitted as they are not applicable.

(3) The following exhibits are included in this Report or incorporated herein by reference:

3(i)	Articles of Incorporation of Dimeco, Inc.*

3(ii)	Amended Bylaws of Dimeco, Inc.****

10.1	2000 Independent Directors Stock Option Plan**

10.2	2000 Stock Incentive Plan***

10.3	Form of Salary Continuation Plan for Executive Officers****

10.4	Form of Deferred Compensation Plan for Directors****

10.5	Form of Split Dollar Agreement with a Director****

13	Portions of the Annual Report to Stockholders for the fiscal year ended December 31, 2003

14	Code of Ethics for Principal Executive Officers and Senior Financial Officers

21	Subsidiary of the Registrant (See Item 1 — Description of Business — General)

23	Consent of S.R. Snodgrass, A.C.

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Incorporated by reference to the Exhibit 3A to the Form S-4 (File No. 333-58936) filed with the Commission on February 26, 1993.
**	Incorporated by reference to Exhibit 99.1 to the Form S-8 (File No. 333-69420) filed with the Commission on September 14, 2002.
***	Incorporated by reference to Exhibit 99.1 to the Form S-8 (File No. 333-69416) filed with the Commission on September 14, 2002.
****	Incorporated by reference to the identically numbered exhibits of the Registrant’s Form 10-KSB for the year ended December 31, 2001 filed on March 26, 2002.

(b) Reports on Form 8-K.

On November 7, 2003, the Registrant filed a Form 8-K (Items 5 and 7) to announce the declaration of a stock split in the form of a dividend to the Company’s stockholders.

Item 14. Principal Accountant Fees and Services

The information required by this item is incorporated herein by reference to the section captioned “Principal Accountant Fees and Services” in the Proxy Statement.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed as of March 22, 2004 on its behalf by the undersigned, thereunto duly authorized.

DIMECO, INC.

By:	/s/ Gary C. Beilman
Gary C. Beilman Chief Executive Officer (duly authorized representative)

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated as of March 22, 2004.

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