Form 10-Q
period 2004-03-31
DIMECO INC
filed 2004-05-14
CIK 898037

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OF 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

or

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

Check whether the issuer (1) filed all reports required to be filed by Sections 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined by Rule 12b-2 of the Exchange Act)    Yes  ☒    No  ☐

As of May 1, 2004, the registrant had outstanding 1,535,134 shares of its common stock, par value $.50 share.

Dimeco, Inc.

Dimeco, Inc.

CONSOLIDATED BALANCE SHEET (unaudited)

(in thousands)	March 31, 2004	December 31, 2003
Assets
Cash and due from banks	$4,559	$7,493
Interest-bearing deposits in other banks	18	947
Federal funds sold	5,000	1,770

Total cash and cash equivalents	9,577	10,210

Mortgage loans held for sale (market value $662)	—	654
Investment securities available for sale	49,239	64,357
Investment securities held to maturity (market value of $228 and $228)	197	197

Loans (net of unearned income of $727 and $741)	228,348	219,609
Less allowance for loan losses	3,349	3,014

Net loans	224,999	216,595

Premises and equipment	4,109	4,179
Accrued interest receivable	1,286	1,295
Bank-owned life insurance	4,916	4,861
Other assets	2,224	1,956

TOTAL ASSETS	$296,547	$304,304

Liabilities
Deposits :
Noninterest-bearing	$27,071	$29,523
Interest-bearing	225,656	232,684

Total deposits	252,727	262,207

Short-term borrowings	9,821	11,800
Other borrowed funds	4,000	1,000
Accrued interest payable	603	678
Other liabilities	1,479	1,311

TOTAL LIABILITIES	268,630	276,996

Stockholders’ Equity
Common stock, $.50 par value; 3,000,000 shares authorized; 1,533,634 and 1,526,134 shares issued	767	763
Capital surplus	4,067	3,973
Retained earnings	22,536	22,038
Accumulated other comprehensive income	547	534

TOTAL STOCKHOLDERS’ EQUITY	27,917	27,308

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$296,547	$304,304

See accompanying notes to the unaudited consolidated financial statements.

Dimeco, Inc.

CONSOLIDATED STATEMENT OF INCOME (unaudited)

(in thousands, except per share)

For the three months ended March 31,	2004	2003
Interest Income
Interest and fees on loans	$3,232	$3,128
Federal funds sold	4	7
Investment securities:
Taxable	423	582
Exempt from federal income tax	73	72

Total interest income	3,732	3,789

Interest Expense
Deposits	985	1,159
Short-term borrowings	22	22
Other borrowed funds	21	66

Total interest expense	1,028	1,247

Net Interest Income	2,704	2,542

Provision for loan losses	377	192

Net Interest Income, After Provision for Loan Losses	2,327	2,350

Noninterest Income
Services charges on deposit accounts	299	221
Mortgage loans held for sale gains, net	100	259
Brokerage commissions	163	—
Other income	154	131

Total noninterest income	716	611

Noninterest Expense
Salaries and employee benefits	952	820
Occupancy expense, net	169	159
Furniture and equipment expense	112	118
Other expense	589	499

Total noninterest expense	1,822	1,596

Income before income taxes	1,221	1,365
Income taxes	371	436

NET INCOME	$850	$929

Earnings per Share – basic *	$0.56	$0.62

Earnings per Share – diluted *	$0.53	$0.60

Average shares outstanding – basic *	1,529,925	1,510,170
Average shares outstanding – diluted *	1,599,794	1,559,808
Dividends per share *	$.23	$.22

*	Adjusted to reflect 100% stock split effected in the form of a dividend on 12/1/03.

See accompanying notes to unaudited consolidated financial statements.

Dimeco, Inc.

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (unaudited)

	Three Months ended March 31,
(in thousands)	2004	2003
Net income	$850	$929
Other comprehensive income:
Unrealized gain on available for sale securities	$19	$95
Less: Reclassification adjustment for gain included in net income	—	—

Other comprehensive income before tax	19	95
Income tax expense related to other comprehensive income	6	32

Other comprehensive income, net of tax	13	63

Comprehensive income	$863	$992

See accompanying notes to the unaudited consolidated financial statements.

Dimeco, Inc.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (unaudited)

(in thousands)	Common Stock	Capital Surplus	Retained Earnings	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
Balance December 31, 2003	$763	$3,973	$22,038	$534	$27,308
Net income			850		850
Net unrealized gain on available for sale securities				13	13
Exercise of stock options	4	94			98
Cash dividends ($.23 per share)			(352)		(352)

Balance, March 31, 2004	$767	$4,067	$22,536	$547	$27,917

See accompanying notes to the unaudited consolidated financial statements.

Dimeco, Inc.

CONSOLIDATED STATEMENT OF CASH FLOWS (unaudited)

(in thousands)

For the three months ended March 31,	2004	2003
Operating Activities
Net income	$850	$929

Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	377	192
Depreciation and amortization	160	142
Amortization of premium and discount on investment securities, net	29	(78)
Amortization of net deferred loan origination fees	(25)	—
Origination of loans held for sale	(1,942)	(7,760)
Proceeds from sale of loans	2,654	8,126
Mortgage loans sold gains, net	(100)	(259)
Decrease (increase) in accrued interest receivable	9	(97)
Decrease in accrued interest payable	(75)	(87)
Deferred federal income taxes	—	(24)
Other, net	(174)	(133)

Net cash provided by operating activities	1,763	951

Investing Activities
Investment securities available for sale:
Proceeds from maturities or paydown	19,602	59,602
Purchases	(4,492)	(43,500)
Investment securities held to maturity:
Proceeds from maturities or paydown	—	230
Net increase in loans	(8,757)	(9,560)
Purchase of premises and equipment	(45)	(60)

Net cash provided by investing activities	6,308	6,712

Financing Activities
Net decrease in deposits	(9,480)	(4,864)
Increase (decrease) in short-term borrowings	(1,979)	1,324
Increase in other borrowed funds	3,000	—
Proceeds from dividend reinvestment plan	—	133
Purchase of treasury stock	—	(58)
Proceeds from exercise of stock options	98	—
Cash dividends paid	(343)	(324)

Net cash used for financing activities	(8,704)	(3,789)

Increase (decrease) in cash and cash equivalents	(633)	3,874

Cash and cash equivalents at beginning of period	10,210	7,230

Cash and cash equivalents at end of period	$9,577	$11,104

See accompanying notes to unaudited consolidated financial statements.

Dimeco, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The consolidated financial statements include the accounts of Dimeco, Inc. (the “Company”) and its wholly-owned subsidiary The Dime Bank (the “Bank”). The financial statements of The Dime Bank include the consolidated financial statements of the Bank’s wholly-owned subsidiary, TDB Insurance Services, LLC. All significant intercompany balances and transactions have been eliminated in the consolidation.

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

Recent Accounting Pronouncements

In December 2003, the Financial Accounting Standards Board (“FASB”) issued a revision to Interpretation 46, Consolidation of Variable Interest Entities, which established standards for identifying a variable interest entity (VIE) and for determining under what circumstances a VIE should be consolidated with its primary beneficiary. Application of this Interpretation is required in financial statements of public entities that have interests in special-purpose entities for periods ending after December 15, 2003. Application by public entities, other than small business issuers, for all other types of VIEs is required in financial statements for periods ending after March 15, 2004. Small business issuers must apply this Interpretation to all other types of VIEs at the end of the first reporting period ending after December 15, 2004. The adoption of this interpretation has not and is not expected to have a material effect on the Company’s financial position or results of operations.

Stock Options

As permitted under Statement of Financial Accounting Standards (“FAS”) No. 123 “Accounting for Stock-based Compensation,” the Company has elected to continue following Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”), and related Interpretations, in accounting for stock-based awards to employees. Under APB 25, because the exercise price of the Company’s employee stock options equals the market price of the underlying stock on the date of the grant, no compensation expense is recognized in the Company’s financial statements. The following table represents pro forma net income and earnings per share had compensation expense been included in stock option plan costs as determined based on the fair value at the grant dates for options granted under these plans consistent with FAS No. 123.

	Three months ended March 31,
	2004	2003
Net income as reported	$850	$929
Less pro forma expense related to options	4	11

Pro forma net income	$846	$918

Basic net income per common share:
As reported	$0.56	$0.62
Pro forma	$0.55	$0.61
Diluted net income per common share:
As reported	$0.53	$0.60
Pro forma	$0.53	$0.59

NOTE 2 – EARNINGS PER SHARE

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

	For the three months ended March 31,
	2004	2003
Weighted average common stock outstanding	1,529,925	1,510,928
Average treasury stock	—	(758)

Weighted average common stock and common stock equivalents used to calculate basic earnings per share	1,529,925	1,510,170
Additional common stock equivalents (stock options) used to calculate diluted earnings per share	69,869	49,638

Weighted average common stock and common stock equivalents used to calculate diluted earnings per share	1,599,794	1,559,808

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

Financial Condition

Total assets decreased $7,757,000 or 2.5% from December 31, 2003 to March 31, 2004.

Investment securities available for sale decreased $15,118,000 or 23.5% from December 31, 2003 to March 31, 2004. Investments which matured or were called were invested in loans, reinvested in short-term commercial paper or used to fund deposit runoff. Reinvestments were done on a short-term basis in anticipation of having funds available when interest rates rise.

The loan portfolio increased by $8,739,000 or 4.0% from December 31, 2003 to March 31, 2004. Commercial real estate loans accounted for the majority of growth, increasing by $7,624,000 or 6.8% due to origination of several large loans in the sporting/recreational camping segment of our loan portfolio.

Total deposits decreased $9,480,000 or 3.6% during the first quarter of 2004. Noninterest-bearing deposits declined $2,452,000 or 8.3% from year end mainly due to one deposit account experiencing an outflow of a temporary balance increase at December 31, 2003. Interest-bearing balances declined $7,028,000 or 3.0% during the period due largely to a decline in jumbo certificates of deposit. Local school districts typically invest in these deposits with maturities to coincide with budgeted payments, resulting in a decline of $6,700,000 during the first quarter of 2004. Other interest-bearing deposit balances declined due to customer liquidity demands and a transition of customers investing in equities and insurance products. Offsetting declines in these deposits, money market deposits continued to increase over the period with growth of $4,558,000 or 26.7% in the first quarter. We believe that customers are looking for opportunities to increase yield while maintaining liquidity. The bank offers an attractive pricing structure and has been successful in retaining current customers along with attracting new depositors in this product.

Although the Company’s deposit base historically shows annual declines in the first quarter, there is concern that deposits that increased greatly in a down stock market will decline as investment in the securities markets becomes more palatable for our customers. Management has a marketing program in place to attract additional deposits. As we see the need to augment deposits with borrowings from the Federal Home Loan Bank (FHLB), we will do so.

Short-term borrowings decreased $1,979,000 or 16.8% during the first three months of 2004. Securities sold under agreements to repurchase increased $633,000 or 6.9% during the first quarter while short-term borrowings from the FHLB of $2,612,000 were repaid.

Other borrowed funds increased $3,000,000 due to a borrowing from the FHLB to fund specific long term loans generated. Customers have been requesting fixed rate loan commitments and in order to maintain customer relationships and offset interest rate risk, management has used fixed rate financing to achieve this goal.

Stockholders’ equity increased $609,000 or 2.2% from December 31, 2003 to March 31, 2004. Net income of $850,000 was offset by dividend declarations of $352,000. Officers and directors exercise of stock options represented $98,000 of additional increases. Market value appreciation of the available for sale investment portfolio of $13,000 added to the total growth. Regulatory capital ratios of 12.7% total risk-based capital and 11.4% Tier I capital greatly exceeded the regulatory guidelines of 8.0% and 4.0%. The Company’s leverage ratio was 9.3% at March 31, 2004 and compared favorably to the regulatory minimum of 3.0%.

Results of Operations

Comparison of the three months ended March 31, 2004 and 2003

Net income for the three months ended March 31, 2004 was $850,000 representing a decrease of 8.5% over net income in the first quarter of 2003.

Net interest income increased $162,000, or 6.4% in the first quarter of 2004 as compared to the same period in 2003. Interest-earning assets and interest-costing liabilities are constantly monitored in order to maintain the net interest margin at acceptable levels to maintain profitability. In the low interest rate environment of the past few years, it has become even more important to remain competitive in order to attract business while maintaining optimal interest rate spreads.

Interest and fees on loans increased $104,000 or 3.3% in 2004 as compared to 2003. The average balance of the loan portfolio increased $31,890,000 or 16.6% while the average interest rate earned on the portfolio decreased from 6.6% to 5.8% over the period. The Company has seen substantial growth in the loan portfolio in the past year with variable interest rate loans comprising approximately 68% of the portfolio, the majority of which repriced downward over the past few years.

Interest earned on taxable investment securities decreased $159,000 or 27.3% in the first quarter of 2004 as compared to the first quarter of 2003. The average size of the portfolio decreased $11,302,000 or 18.5% while the average interest rate declined from 3.9% to 3.4%. The investment portfolio is administered to maintain liquidity for loan growth and balance sheet management while purchasing investments which have repricing opportunities in the current low interest rate environment. With sufficient increases in loans during the past year, investments in securities diminished while management gained higher interest yields in the loan portfolio than is available from acceptable investments.

Interest expense on deposits decreased $174,000 or 15.0% in 2004 as compared to 2003. The average balance of interest-bearing deposits increased $16,455,000 or 7.8% while the average interest rate paid declined to 1.7% in 2004 from 2.9% in 2003. Rates paid on all types of deposits other than money market accounts have been lowered over the period. Transactional accounts have rather immediate repricing opportunities while time deposits reprice downward as they mature. Through adjusting interest rates paid on deposits, management has some ability to regulate the volume of deposits. In a rather competitive market environment, management has chosen to keep rates slightly higher than national averages in order to maintain relationships.

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

The provision for loan losses increased $185,000 or 96.4% from 2003 to 2004. A lower collateral value relating to an impaired loan required a larger allocation in the allowance for loan losses. Although an appraisal of the collateral was performed in 2003 when the loan was placed in impaired status, circumstances followed in the first quarter of 2004 resulting in a lower valuation of that collateral and a corresponding increase in provision expense.

Noninterest income increased $105,000 or 17.1% in the three months ended March 31, 2004 as compared to the same period in 2003. Service charge income of $299,000 in 2004 represents growth of 35.3% over income recorded in 2003. Implementation of the overdraft protection product in February of 2003 has caused service charge income on deposit accounts to continue to grow with more customers taking advantage of the product.

Gains on mortgage loans held for sale declined $159,000 or 61.3% in 2004 as compared to 2003. As anticipated in 2003 filings, mortgage loan activity has slowed. Although the Company continues to derive solid earnings from sales of loans in the secondary market, this trend is typical in the industry nationwide. Current volumes of residential lending are consistent with activity in years before the significant drop in interest rates which fueled growth over the past two years.

Income attributable to the investments department, which originated in the third quarter of 2003, was $163,000 for the first quarter of 2004. Income was higher than expected as a result of one-time transition fees to convert prior accounts in addition to income generated from new sales. In light of these one-time fees, we expect this income source to slow slightly in the remainder of 2004 and build for future periods.

Salaries and employee benefits increased $132,000 or 16.1% in the first quarter of 2004 as compared to 2003. The addition of two Vice Presidents in the second quarter of 2003, normal annual salary increases and the addition of staff to handle increased volumes of both loans and deposits are the main reasons for the increase. The number of full time equivalent employees increased from 92 in 2003 to 96 in 2004.

Liquidity and Cash Flows

To ensure that the Company can satisfy customer credit needs for current and future commitments and deposit withdrawal requirements, the Bank manages the liquidity position by ensuring that there are adequate short-term funding sources available for those needs. Liquid assets consist of cash and due from banks, federal funds sold, interest-bearing deposits with other banks and investment securities maturing in one year or less. The following table shows these liquidity sources, minus short-term borrowings, as of March 31, 2004 compared to December 31, 2003:

(dollars in thousands)	March 31, 2004	December 31, 2003
Cash and due from banks	$4,559	$7,493
Interest-bearing deposits with other banks	18	947
Federal funds sold	5,000	1,770
Mortgage loans held for sale	—	654
Investment securities maturing in one year of less	10,154	13,230

	19,731	24,094
Less short-term borrowings	9,821	11,800

Net liquidity position	$9,910	$12,294

As a percent of total assets	3.34%	4.04%

Other sources of liquidity are cash flows from regularly scheduled and prepayments of loans, sales or maturities in the investment portfolio, sales of residential mortgages in the secondary market, operating income and deposit growth. The Consolidated Statement of Cash Flows specifically details the contribution of each source. In addition, the Bank has the ability to borrow from the Federal Home Loan Bank of Pittsburgh with the maximum borrowing capacity at March 31, 2004 of $54 million.

Management monitors liquidity on a consistent basis and feels that liquidity levels are adequate. We are not aware of any known trends, events or uncertainties that will have or is reasonably likely to have a material effect on the Company’s liquidity, capital resources or operations nor is management aware of any current recommendations by regulatory authorities, which if implemented, would have such an effect.

Risk Elements

The table below presents information concerning nonperforming assets including nonaccrual loans, renegotiated loans, loans 90 days or more past due, other real estate loans and repossessed assets at March 31, 2004 and December 31, 2003. A loan is classified as nonaccrual when, in the opinion of management, there are doubts about collectability of interest and principal. At the time the accrual of interest is discontinued, future income is recognized only when cash is received. Renegotiated loans are those loans which terms have been renegotiated to provide a reduction or deferral of principal or interest as a result of the deterioration of the borrower.

(dollars in thousands)	March 31, 2004	December 31, 2003

Loans on nonaccrual basis	$2,502	$2,365
Loans past due 90 days or more	99	175
Renegotiated loans	—	—

Total nonperforming loans	2,601	2,540
Other real estate	—	—
Repossessed assets	4	11

Total nonperforming assets	$2,605	$2,551

Nonperforming loans as a percent of total loans	1.1%	1.2%

Nonperforming assets as a percent of total assets	0.9%	0.8%

Allowance for loan loss as a percent of loans	1.47%	1.37%

Management believes the level of the allowance for loan losses at March 31, 2004 is adequate to cover probable losses inherent in the loan portfolio. The relationship between the allowance for loan losses and outstanding loans is a function of the credit quality and known risk attributed to the loan portfolio. The on-going loan review program and management analysis is used to determine the adequacy of the allowance for loan losses.

Included in total loans are loans of $2,531,000 which management has classified as impaired under the terms of FAS No. 114, “Accounting by Creditors for Impairment of a Loan – Income Recognition and Disclosure”. The related allowance for loan losses on these loans amounted to $702,000. There were no impaired loans without a related allowance for loan losses. The average balance of impaired loans for the period was $2,531,000.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

A key function of management in its role as the Asset/Liability Committee (“ALCO”) is to evaluate the Company’s exposure to interest rate risk. The primary business of the Company in the financial services industry is to act as a depository financial intermediary. In this role, an integral element of risk involves the chance that prevailing interest rates will adversely affect assets, liabilities, capital, income and/or expense at different times and in different amounts. The ALCO is comprised of all senior officers of the Bank. This committee reports directly to the Board of Directors on at least a quarterly basis.

Two separate reports are used to assist in measuring interest rate risk. The first is the Statement of Interest Sensitivity Gap report. This report matches all interest-earning assets and all interest-bearing liabilities by the time frame, or bucket, in which funds can be reinvested or repriced. The second report is the Interest Rate Shock Analysis discussed in more detail below. In both reports, there are inherent assumptions that must be used in the evaluation. These assumptions include the maturity or repricing times of deposits, even though all deposits, other than time deposits, have no stated maturity and the reference that interest rate shifts will be parallel, with the rates of assets and liabilities shifting in the same amount in the same time frame. In reality, various assets and various liabilities will react differently to changes in interest rates, with some lagging behind the change and some anticipating the upcoming change and reacting before any actual change occurs. Each tool also suggests that there is a propensity to replace assets and liabilities with similar assets and liabilities rather than taking into consideration management’s ability to reallocate the Balance Sheet. In addition, the models used do not include any elements to determine how an action by management to increase or decrease interest rates charged on loans or paid on deposits or to increase borrowings at the FHLB will affect the results of the analysis. In spite of these limitations, these analyses are still very good tools to assist in management of the Company and similar versions of these same reports are used by all financial institutions.

	Statement of Interest Sensitivity Gap March 31, 2004
(in thousands)	90 days or less	>90 days but < 1 year	1 - 5 years	>5 years	Total
Assets:
Interest-bearing deposits in other banks	$5,018	$—	$—	$—	$5,018
Mortgage loans held for sale	—	—	—	—	—
Investment securities available for sale (1) (4) (6)	10,777	12,984	20,475	5,003	49,239
Investment securities held to maturity (1)	—	—	197	—	197
Loans (1) (5)	44,351	55,455	89,197	38,160	227,163

Rate sensitive assets	$60,146	$68,439	$109,869	$43,163	$281,617

Liabilities:
Interest-bearing deposits:
Interest-bearing demand (2)	$2,814	$8,795	$23,570	$—	$35,179
Money market (3)	3,680	10,822	7,143	—	21,645
Savings (2)	3,329	10,404	27,884	—	41,617
Time deposits	26,046	61,225	39,944	—	127,215
Short-term borrowings	9,821	—	—	—	9,821
Other borrowings	—	—	—	4,000	4,000

Rate sensitive liabilities	$45,690	$91,246	$98,541	$4,000	$239,477

Interest sensitivity gap	$14,456	$(22,807)	$11,328	$39,163	$42,140

Cumulative gap	$14,456	$(8,351)	$2,977	$42,140
Cumulative gap to total assets	4.87%	-2.82%	1.00%	14.21%

(1)	Investments and loans are included in the earlier of the period in which interest rates are next scheduled to adjust or in which they are due. No adjustment has been made for scheduled repayments or for anticipated prepayments.
(2)	Interest-bearing demand deposits, Passbook savings and Statement savings are segmented based on the percentage of decay method. The decay rates used include 8.00% 0-3 months, 12.50% 4-6 months, 12.50% 7-12 months and 67.00% 13-36 months.
(3)	Money market deposits are segmented based on the percentage of decay method. The decay rates used include 17.00% 0-3 months, 25.00% 4-6 months, 25.00% 7- 12 months and 33.00% 13-36 months.
(4)	Includes Federal Home Loan Bank and Atlantic Central Bankers Bank stock which is included in Other Assets on the Consolidated Financial Statements.
(5)	Does not include loans in nonaccrual status, deposit overdrafts, unposted items or deferred fees on loans.
(6)	Among Dimeco’s investment portfolios are step-up securities. These securities are characterized by having tiered (usually increasing) interest rates over their life. Due to this feature these securities have been reallocated from their matuity date to their next step-up date. The specific impact of this policy by timeframe is as follows: “90 days or less” increased $1,502, “>90 days but < 1” year increased $16,014, “1 - 5 years” increased $10,283 and “>5 years” decreased $27,798.

As this report shows, the Company was nearly balanced with a slight liability sensitive position at March 31, 2004. This means that in the one year time frame, or bucket, there were more interest-sensitive liabilties than assets. An optimal position with interest rates poised to increase would be slightly asset sensitive since assets tend to reprice quicker than liabilities although the -2.82% ratio is certainly well with internal guidelines. The Company has classified its callable, step-up U.S. Government Agency bonds in the periods in which the bonds will next reprice versus the period in which they mature since, in management’s judgment, these repricing events will occur either through the purchase terms or through the call functions inherent in the bonds.

The second report used to monitor interest rate risk is the Interest Rate Shock Analysis. This tool attempts to determine the affect on income of various shifts in the interest rate environment. In particular, a shift of 200 basis points, or 2% in interest rates, is the industry standard. Given a shift downward of 200 basis points, net interest income would decrease by $465 or 4.3% while net income would decrease $282 or 8.3%. Given the current low interest rate environment, management feels that a general decrease in interest rates of this magnitude is nearly impossible. The results of a potential shift of 200 basis points in either direction are well within internal policy guidelines. If the results were not tolerable, our policy would determine that management should reallocate the Balance Sheet in order to maintain compliance with the policy.

CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

Based on their evaluation as of a date within 90 days of the filing date of this Quarterly Report on Form 10-Q, the Registrant’s principal executive officer and principal financial officer have concluded that the Registrant’s disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934 (the “Exchange Act”)) are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

Changes in internal controls

There were no significant changes in the Registrant’s internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II - OTHER INFORMATION

Item 1 -  Legal Proceedings

NONE

Item 2 -  Changes Securities, Use of Proceeds and Issuer Purchases of Equity Securities

NONE

Item 3 -  Defaults upon Senior Securities

NONE

Item 4 - Submissions of Matters to a Vote of Security Holders

The following represents the results of matters submitted to a vote of the stockholders at the Annual Meeting held on April 22, 2004:

1.	Election of Directors:

The following directors were re-elected with terms to expire in 2007:

	FOR	WITHHOLD AUTHORITY
William E. Schwarz	1,107,906	54,034
Henry M. Skier	1,106,455	55,485

2.	An amendment to the Company’s Articles of Incorporation to increase the number of authorized shares of common stock was approved by the following vote:

For	1,076,842
Against	75,638
Abstain	9,460

3.	S.R. Snodgrass, A.C. was elected as the Company’s Independent Auditors for the year ending December 31, 2004 by the following vote:

For	1,102,760
Against	8,020
Abstain	51,160

Item 5 -  Other Information

NONE

Item 6 -  Exhibits and Reports on Form 8-K

Report on January 23,2004 - News Release of Registrant – Dimeco, Inc. Announces 2003 Final Quarter Earnings

Report on May 11, 2004 - News Release of Registrant – Dimeco, Inc. Announces 2004 First Quarter Earnings

Exhibit Number:

31.1	Certification Pursuant to 15 U.S.C. Section 10A, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2003

31.2	Certification Pursuant to 15 U.S.C. Section 10A, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2003

32	Certification Pursuant to 18 U.S.C. Section 1350

99	Independent Accountant’s Report

The following exhibits are included in this Report or incorporated herein by reference:

3	(i)	Articles of Incorporation of Dimeco, Inc.*

3	(ii)	Amended Bylaws of Dimeco, Inc.****

10.1		2000 Independent Directors Stock Option Plan**

10.2		2000 Stock Incentive Plan***

10.3		Form of Salary Continuation Plan for Executive Officers****

10.4		Form of Deferred Compensation Plan for Directors****

*	Incorporated by reference to the Exhibit 3A to the Form S-4 (File No. 333-58936) filed with the Commission on February 26, 1993.
**	Incorporated by reference to Exhibit 99.1 to the Form S-8 (File No. 333-69420) filed with the Commission on September 14, 2002.
***	Incorporated by reference to Exhibit 99.1 to the Form S-8 (File No. 333-69416) filed with the Commission on September 14, 2002.
****	Incorporated by reference to the identically numbered exhibits of the Registrant’s Form 10-KSB for the year ended December 31, 2001 filed on March 26, 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused the report to be signed on its behalf by the undersigned, thereunto duly authorized.

DIMECO, INC.

Date:	May 13, 2004	By:	/s/ GARY C. BEILMAN
Gary C. Beilman
Executive Vice President and Chief Executive Officer

Date:	May 13, 2004	By:	/s/ MAUREEN H. BEILMAN
Maureen H. Beilman
Chief Financial Officer