Form 10-Q
period 2004-06-30
DIMECO INC
filed 2004-08-06
CIK 898037

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OF 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

or

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

Check whether the issuer (1) filed all reports required to be filed by Sections 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined by Rule 12b-2 of the Exchange Act) Yes ☐ No ☒

As of July 30, 2004, the registrant had outstanding 1,535,794 shares of its common stock, par value $.50 share.

Dimeco, Inc.

Dimeco, Inc.

CONSOLIDATED BALANCE SHEET (unaudited)

	June 30, 2004	December 31, 2003
(in thousands)
Assets
Cash and due from banks	$5,803	$7,493
Interest-bearing deposits in other banks	1,888	947
Federal funds sold	6,073	1,770

Total cash and cash equivalents	13,764	10,210
Mortgage loans held for sale	677	654
Investment securities available for sale	56,676	64,357
Investment securities held to maturity (market value of $228 and $228)	198	197
Loans (net of unearned income of $727 and $741)	235,516	219,609
Less allowance for loan losses	3,109	3,014

Net loans	232,407	216,595
Premises and equipment	4,284	4,179
Accrued interest receivable	1,241	1,295
Bank-owned life insurance	4,970	4,861
Other assets	2,600	1,956

TOTAL ASSETS	$316,817	$304,304

Liabilities
Deposits :
Noninterest-bearing	$29,358	$29,523
Interest-bearing	232,570	232,684

Total deposits	261,928	262,207
Short-term borrowings	15,584	11,800
Other borrowed funds	9,936	1,000
Accrued interest payable	553	678
Other liabilities	768	1,311

TOTAL LIABILITIES	288,769	276,996

Stockholders’ Equity
Common stock, $.50 par value; 3,000,000 shares authorized;
1,535,794 and 1,526,134 shares issued	768	763
Capital surplus	4,102	3,973
Retained earnings	22,966	22,038
Accumulated other comprehensive income	212	534

TOTAL STOCKHOLDERS’ EQUITY	28,048	27,308

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$316,817	$304,304

See accompanying notes to the unaudited consolidated financial statements.

Dimeco, Inc.

CONSOLIDATED STATEMENT OF INCOME (unaudited)

	Three Months Ended June 30,			Six Months Ended June 30,
(in thousands, except per share)	2004	2003		2004	2003
Interest Income
Interest and fees on loans	$3,315	$3,230		$6,547	$6,358
Taxable investment securities	443	565		866	1,147
Investment securities exempt from federal income tax	51	78		124	150
Other	11	11		15	19

Total interest income	3,820	3,884		7,552	7,674

Interest Expense
Deposits	965	1,120		1,950	2,280
Short-term borrowings	32	38		54	60
Other borrowed funds	56	67		77	133

Total interest expense	1,053	1,225		2,081	2,473

Net Interest Income	2,767	2,659		5,471	5,201
Provision for loan losses	488	257		865	450

Net Interest Income After Provision for Loan Losses	2,279	2,402		4,606	4,751

Noninterest Income
Services charges on deposit accounts	324	283		623	504
Mortgage loans held for sale gains, net	62	155		162	415
Investment securities gains	85	7		85	7
Brokerage commissions	65	—		228	—
Other income	149	124		303	255

Total noninterest income	685	569		1,401	1,181

Noninterest Expense
Salaries and employee benefits	954	848		1,906	1,668
Occupancy expense, net	152	151		321	310
Furniture and equipment expense	119	110		232	228
Other expense	607	523		1,195	1,022

Total noninterest expense	1,832	1,632		3,654	3,228

Income before income taxes	1,132	1,339		2,353	2,704
Income taxes	348	423		719	859

NET INCOME	$784	$916		$1,634	$1,845

Earnings per Share - basic	$0.51	$0.61	*	$1.07	$1.22	*

Earnings per Share - diluted	$0.49	$0.57	*	$1.02	$1.16	*

Average shares outstanding - basic	1,535,347	1,544,450		1,532,636	1,510,672
Average shares outstanding - diluted	1,601,086	1,623,566		1,600,440	1,591,394

*	Adjusted to reflect 100% stock split effected in the form of a dividend on 12/1/03.

See accompanying notes to unaudited consolidated financial statements.

Dimeco, Inc.

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Net income	$784	$916	$1,634	$1,845
Other comprehensive income:
Unrealized gain (loss) on available for sale securities	(508)	112	(489)	207
Less: Reclassification adjustment for gain included in net income	85	7	85	7

Other comprehensive income (loss) before tax	(593)	105	(574)	200
Income tax expense (benefit) related to other comprehensive income	(201)	37	(195)	69

Other comprehensive income (loss), net of tax	(392)	68	(379)	131

Comprehensive income	$392	$984	$1,255	$1,976

See accompanying notes to the unaudited consolidated financial statements.

Dimeco, Inc.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (unaudited)

(amounts in thousands)	Common Stock	Capital Surplus	Retained Earnings	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
Balance December 31, 2003	$763	$3,973	$22,038	$534	$27,308
Net income			1,634		1,634
Net unrealized loss on available for sale securities				(322)	(322)
Exercise of stock options	5	129			134
Cash dividends ($.46 per share)			(706)		(706)

Balance, June 30, 2004	$768	$4,102	$22,966	$212	$28,048

See accompanying notes to the unaudited consolidated financial statements.

Dimeco, Inc.

CONSOLIDATED STATEMENT OF CASH FLOWS (unaudited)

(in thousands) for the six months ended June 30,	2004	2003
Operating Activities
Net income	$1,634	$1,845
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	865	450
Depreciation and amortization	345	285
Amortization of premium and discount on investment securities, net	6	(159)
Amortization of net deferred loan origination fees	(30)	(50)
Investment securities gains	(85)	(7)
Origination of loans held for sale	(4,345)	(13,525)
Proceeds from sale of loans	4,417	13,785
Mortgage loans sold gains, net	(162)	(415)
Decrease (increase) in accrued interest receivable	55	(12)
Decrease in accrued interest payable	(125)	(142)
Deferred federal income taxes	12	(251)
Other, net	(1,199)	(179)

Net cash provided by operating activities	1,388	1,625

Investing Activities
Investment securities available for sale:
Proceeds from sales	160	13
Proceeds from maturities or paydown	36,058	107,579
Purchases	(28,947)	(97,664)
Investment securities held to maturity:
Proceeds from maturities or paydown	—	230
Net increase in loans	(16,647)	(17,822)
Purchase of premises and equipment	(337)	(275)

Net cash used for investing activities	(9,713)	(7,939)

Financing Activities
Net increase (decrease) in deposits	(279)	6,183
Increase in short-term borrowings	3,784	5,189
Increase in other borrowed funds	9,000	—
Repayment of other borrowed funds	(64)	—
Proceeds from dividend reinvestment plan	—	183
Purchase of treasury stock	—	(58)
Proceeds from exercise of stock options	134	—
Cash dividends paid	(696)	(650)

Net cash provided by financing activities	11,879	10,847

Increase (decrease) in cash and cash equivalents	3,554	4,533
Cash and cash equivalents at beginning of period	10,210	7,230

Cash and cash equivalents at end of period	$13,764	$11,763

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

The Company accounts for interest rate lock commitments (IRLCs) for mortgage loans which it intends to sell, as derivatives, in accordance with the requirements of SFAS No. 133. In March 2004, the SEC staff released Staff Accounting Bulletin (SAB) No. 105 that requires all registrants to exclude the future cash flows for servicing loans from the fair value of IRLCs. The Company enters into such commitments with customers in connection with residential mortgage loan applications. This statement delays the recognition of any servicing revenues related to these commitments until such time as the loan is sold, however, the pronouncement would have no effect on the ultimate amount of revenue or cash flows recognized over time. This pronouncement was effective April 1, 2004. The adoption of SAB 105 has not and is not expected to have a material impact on the Company’s financial condition or results of operations.

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

	Three months ended June 30,		Six months ended June 30,
	2004	2003	2004	2003
Net income as reported	$784	$916	$1,634	$1,845
Less pro forma expense related to options	6	9	10	20

Pro forma net income	$778	$907	$1,624	$1,825

Basic net income per common share:
As reported	$0.51	$0.61	$1.07	$1.22
Pro forma	$0.51	$0.60	$1.06	$1.21
Diluted net income per common share:
As reported	$0.49	$0.57	$1.02	$1.16
Pro forma	$0.49	$0.56	$1.01	$1.15

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

	For the three months ended June 30,		For the six months ended June 30,
	2004	2003	2004	2003
Weighted average common stock outstanding	1,535,347	1,512,152	1,532,636	1,511,532
Average treasury stock	—	(702)	—	(860)

Weighted average common stock and common stock equivalents used to calculate basic earnings per share	1,535,347	1,511,450	1,532,636	1,510,672
Additional common stock equivalents (stock options) used to calculate diluted earnings per share	65,739	112,116	67,804	80,722

Weighted average common stock and common stock equivalents used to calculate diluted earnings per share	1,601,086	1,623,566	1,600,440	1,591,394

The 2003 numbers have been adjusted to reflect the 100% stock split effected in the form of a dividend on December 1, 2003.

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

Financial Condition

Total assets increased $12,513,000 or 4.1% from December 31, 2003 to June 30, 2004.

Cash and cash equivalent increased $3,554,000 or 34.8% due mainly to larger balances in federal funds sold. The Company uses these overnight investments to bolster liquidity while garnering market interest rates.

Investment securities available for sale at June 30, 2004 decreased $7,681,000 or 11.9% from December 31, 2003. Due to greater loan demand and a slight decline in deposits, maturities and calls in the investment portfolio were invested in higher yielding loans if not reinvested in similar securities. Management did use the opportunity to sell equities of financial institutions with a market value of $227,000 in order to recognize gains in the portfolio which we believe may show market decreases in a rising interest rate environment.

Loans increased $15,907,000 or 7.2% from December 31, 2003 to June 30, 2004. Commercial real estate loans accounted for the majority of growth, increasing by $10,640,000 or 9.5% due to the origination of several large loans in the sporting/recreational camping segment along with financing businesses in other industries including a stone quarry operation, a family resort and recreational properties. Commercial loans increased $3,433,000 or 10.6% over the period due to a municipal authority loan, construction equipment loans and increases in various business lines of credit.

Total deposits declined a slight $279,000 or .1% during the first half of 2004. Lower balances were recorded in both interest-bearing and noninterest bearing products. Balances in our money market account have increased $14,172,000 or 82.9% during the period. Management has continued to offer attractive interest rates on large balance money market accounts resulting in both new customers and additional deposits from existing customers. Balances in certificates of deposits have declined $17,330,000 or 12.7% including $14,200,000 of municipal maturities used for their normal operating expenses. Although we are continuing marketing campaigns to attract new deposits, growth has been slow. Our concerns of customers re-entering the equity markets or using insurance products to replace bank deposits seems to be valid. We will continue our concentrated efforts to attract additional deposits with increased rates and targeted marketing programs. In addition, we expect to see an upsurge in deposits with the opening of a new branch in the Fall of 2004.

Short-term borrowings increased $3,784,000 or 32.1% during the first six months of 2004. Securities sold under agreements to repurchase increased $6,396,000 or 69.6% during the period while short-term borrowings from the FHLB of $2,612,000 were repaid. Increases of these repurchase agreements are common for this time of year since many of the customers who maintain these balances have seasonal businesses with greater cash balances in the late spring and summer months.

Other borrowed funds increased $8,936,000 due to borrowings from the FHLB to fund specific long term loans generated. Customers have been requesting fixed rate loan commitments and in order to maintain customer relationships and offset interest rate risk, management has used fixed rate financing to achieve this goal.

Stockholders’ equity increased $740,000 or 2.7% from December 31, 2003 to June 30, 2004. Net income of $1,634,000 was offset by dividend declarations of $706,000. Officers and directors exercise of stock options represented $134,000 of additional increases. Available for sale investments declined in market value, representing a decrease of $322,000 during the period. Regulatory capital ratios of 12.1% total risk-based capital and 10.8% Tier I capital greatly exceeded the regulatory guidelines of 8.0% and 4.0%. The Company’s leverage ratio was 9.1% at June 30, 2004 and compared favorably to the regulatory minimum of 3.0%.

Results of Operations

Comparison of the three months ended June 30, 2004 and 2003

Net income for the three months ended June 30, 2004 was $784,000 representing a decrease of 14.4% over net income in the second quarter of 2003.

Net interest income increased $108,000, or 4.1% in the second quarter of 2004 as compared to the same period in 2003.

Interest and fees on loans increased $85,000 or 2.6% in 2004 as compared to 2003. Volume increases in the loan portfolio was responsible for greater income over the period with the average balance of the portfolio increasing $27,404,000 or 13.4% while the average interest rate earned on the portfolio decreased 60 basis points from 6.3% to 5.7% over the period. The Company has seen substantial growth in the loan portfolio in the past year with variable interest rate loans comprising approximately 68% of the portfolio, the majority of which repriced downward over the past few years.

Interest earned on taxable investment securities decreased $122,000 or 21.6% in the second quarter of 2004 as compared to 2003. The average size of the portfolio decreased $8,567,000 or 14.6% while the average interest rate declined 40 basis points from 3.9% to 3.5%. Maturities and calls of investments which were purchased while interest rates were higher than current rates were not able to be reinvested at similar rates without increasing the duration of the bonds. Management believes that economic indicators show that we are in a rising interest rate period and therefore has invested in either short term commercial paper or callable U.S. government agencies with market interest rates along with imbedded interest rate increases.

Interest expense on deposits decreased $155,000 or 13.8% in 2004 as compared to 2003. The average balance of interest-bearing deposits increased $15,328,000 or 7.2% while the average interest rate paid declined to 1.7% in 2004 from 2.1% in 2003. With the announcement of a 25 basis point increase in short term interest rates, management expects the average interest rate to increase, but not in direct proportion to the market increase since deposit interest rates lag market rates in general and time deposit rates reprice at maturity, which may vary from thirty days to five years.

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

The provision for loan losses increased $231,000 or 89.9% from 2003 to 2004. With growth of $30,486,000 or 14.9% in the loan portfolio from June 30, 2003 to June 30, 2004, a larger provision expense would be expected. In addition to greater expense as a result of ongoing analysis of the entire loan portfolio including growth in balances, we received a re-evaluation of the collateral value relating to a commercial loan which has been in impaired status since the first quarter of 2003. We believed that the asset was fairly valued at March 31, 2004 when a bona fide offer was made to purchase it below the appraised value and accordingly made an adjustment to the collateral value to reflect that decline. That offer was subsequently adjusted downward during the due diligence review of the buyer. As of this writing, there is a scheduled sale of the asset in the near future with an agreed upon price which is reflected in the analysis of the allowance for loan loss. We believe that the analysis of the allowance for loan loss accurately reflects this adjustment in the collateral value of this loan.

Noninterest income increased $116,000 or 20.4% in the second quarter of 2004 as compared to the same period in 2003. Service charge income increased $41,000 or 14.5% over the previous year with a larger number of eligible accounts combined with greater utilization of the payment privilege feature. The Company recognized gains on sales of equity securities of $85,000 in the second quarter of 2004. The increase in security gains resulted from management responding to opportunities available to sell securities without impacting the overall effective yield of the investment portfolio. Unmatched in 2003 was the income of $65,000 generated in 2004 by the investment department of the bank. We expect to see higher revenue in future periods with the addition of our ability to sell a greater array of insurance products along with the existing brokerage activities.

Gains on mortgage loans held for sale declined $93,000 or 60.0% in 2004 as compared to 2003. Mortgage loan activity has slowed in the current year as anticipated. Gains from sales of $62,000 in the second quarter of 2004 are comparable to income recognized in the years before 2002, when new and refinanced mortgages abounded in the financial services industry.

Salaries and employee benefits increased $106,000 or 12.5% in the second quarter of 2004 as compared to 2003. The addition of two Vice Presidents during the second quarter of 2003, normal annual salary increases and the addition of staff to handle increased volumes of both loans and deposits are the main reasons for the increase.

Comparison of the six months ended June 30, 2004 and 2003

Net income for the six months ended June 30, 2004 declined $211,000 or 11.4% as compared to the same period in 2003. An increase in the provision for loan losses was the largest portion of the lower income recorded.

Interest and fees on loans increased $189,000 or 3.0% in 2004 as compared to 2003 with an increase in the average investment in loans of $29,611,000 or 14.9% in 2004. The average interest rate earned on these loans declined from 6.5% in 2003 to 5.8% due to lower offering rates in recent years combined with repricing of the variable portion of the portfolio. With the recent announcement of an increase in the prime rate of interest, we expect to see a gradual increase in interest earned based upon reprices of variable interest rate loans combined with originations at higher rates.

Interest earned on taxable investment securities declined $281,000 or 24.5% during the first half of 2004 as compared to 2003 due to a combination of a smaller volume of investments and lower interest rates earned. The average size of the portfolio decreased $9,976,000 or 16.7% over the period while the average interest rate earned declined to 3.5% from 3.9% in 2003. Due to the investment strategy of purchasing short term investments or U.S. Government step up bonds, the lower interest rates are accepted in order to be properly positioned for rising interest rates.

Interest expense relating to deposits declined $330,000 or 14.5% in the first half of 2004 as compared to the same period in 2003. This decrease in expense is directly related to lower interest rates paid with the average rate paid in 2004 of 1.7% compared to 2.2% in 2003 while average deposits increased $15,888,000 or 7.5% over the period. Due to lower market interest rates in recent years, the average rate has declined as management has lowered rates for specific products resulting in a direct decrease in expense for immediately repricing deposits combined with less expense for time deposits which mature and are repriced at current rates.

Interest paid on other borrowed funds decreased $56,000 or 42.1% in 2004 as compared to 2003. Although the average balances have remained fairly constant, in September 2003 a $3,000,000 borrowing with an interest rate of 6.9% matured. The average interest rate for borrowings in 2004 was 3.7%, resulting in lower expense.

As a result of the aforementioned changes in interest earned and interest paid, net interest income increased $270,000 or 5.2% from the first half of 2003 to the same period in 2004.

The provision for loan loss was $415,000 or 92.2% greater in 2004 as compared to 2003. This increase is due to normal increases in the allowance for loan loss as a result of changes in the loan portfolio, including growth in the total loan portfolio and other considerations. As discussed above, greater provision expense was also recorded due to a decline in the collateral value of a commercial real estate loan which caused a charge-off and additions to the allowance for loan loss as a result of the lower value.

Service charges on deposit accounts increased $119,000 or 23.6% in the first half of 2004 as compared to 2003. A combination of a greater number of deposit accounts on which to earn this income, the payment privilege product being available for six months in 2004 as compared to five months in 2003 and greater utilization of the product as customers become more accustomed to the benefit all contributed to the larger revenue.

Gains on mortgage loans held for sale declined $253,000 or 61.0% for the first six months of 2004 as compared to 2003 with a 68.0% decline in loan sales in 2004 as compared to 2003. This indicates that similar gains are being recognized per loan sale in 2004 albeit a significant decline in originations as all mortgage providers have seen in the current year.

Brokerage commissions of $228,000 in 2004 are the result of the introduction of this activity at the end of the second quarter of 2003. Income generated from this department is expected to be lower for the remainder of 2004 as the first quarter included one-time fees earned on the transfer of accounts to the new program. Somewhat offsetting this decline, we expect additional income from the introduction of fixed annuity products in addition to previously announced products in the department. Management has discussed the disintermediation of deposits as a result of activity in the investment department but believe that the majority of activity in these products will come from outside sources, not from loss of our deposits although we are prepared to experience some decline in deposits.

Salaries and employee benefits increased $238,000 or 14.3% for the first half of 2004 as compared to 2003. Larger salaries with the addition of officers and nonexempt employees during 2003 due to growth of the Company, higher benefit expenses for health insurance and a greater number of employees eligible for the 401(k) plan all contributed to this increase.

Other noninterest expense increased $173,000 or 16.9% with higher expenses in a number of areas. In particular the Company has increased advertising by $12,000 or 13.6% in an effort to increase market share of deposits and introduce the Company in our new market area; donations have increased $29,000 or 100.9% due to the timing of certain donations and a greater number of recipients with our entry into a new market; a one-time expense relating the discontinuation of an agreement for trust services of $17,000; an increase of $12,000 or 19.8% in expenses relating to the ATM network due to increased usage and generation of new cards; $15,000 or 64.2% greater travel and entertainment expenses due to attendance at a national convention in 2004 which was unmatched in 2003 along with higher expenses in an effort to develop new relationships and $11,000 or 16.7% more in expenses relating to computer software maintenance due to new systems in place. Other changes of smaller magnitudes are responsible for the remaining increases.

Liquidity and Cash Flows

To ensure that the Company can satisfy customer credit needs for current and future commitments and deposit withdrawal requirements, the Bank manages the liquidity position by ensuring that there are adequate short-term funding sources available for those needs. Liquid assets consist of cash and due from banks, federal funds sold, interest-bearing deposits with other banks and investment securities maturing in one year or less. The following table shows these liquidity sources, minus short-term borrowings, as of June 30, 2004 compared to December 31, 2003:

	June 30, 2004	December 31, 2003
(dollars in thousands)
Cash and due from banks	$5,803	$7,493
Interest-bearing deposits with other banks	1,888	947
Federal funds sold	6,073	1,770
Mortgage loans held for sale	677	654
Investment securities maturing in one year of less	16,406	13,230

	30,847	24,094
Less short-term borrowings	15,584	11,800

Net liquidity position	$15,263	$12,294

As a percent of total assets	4.82%	4.04%

Other sources of liquidity are cash flows from regularly scheduled and prepayments of loans, sales or maturities in the investment portfolio, sales of residential mortgages in the secondary market, operating income and deposit growth. The Consolidated Statement of Cash Flows specifically details the contribution of each source. In addition, the Bank has the ability to borrow from the Federal Home Loan Bank of Pittsburgh with the maximum borrowing capacity at June 30, 2004 of $54 million.

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

Risk Elements

The table below presents information concerning nonperforming assets including nonaccrual loans, renegotiated loans, loans 90 days or more past due, other real estate loans and repossessed assets at June 30, 2004 and December 31, 2003. A loan is classified as nonaccrual when, in the opinion of management, there are doubts about collectability of interest and principal. At the time the accrual of interest is discontinued, future income is recognized only when cash is received. Renegotiated loans are those loans which terms have been renegotiated to provide a reduction or deferral of principal or interest as a result of the deterioration of the borrower.

(dollars in thousands)	June 30, 2004	December 31, 2003

Loans on nonaccrual basis	$1,976	$2,365
Loans past due 90 days or more	94	175

Total nonperforming loans	2,070	2,540
Other real estate	—	—
Repossessed assets	—	11

Total nonperforming assets	$2,070	$2,551

Nonperforming loans as a percent of total loans	0.9%	1.2%

Nonperforming assets as a percent of total assets	0.7%	0.8%

Allowance for loan loss as a percent of loans	1.32%	1.37%

Management believes the level of the allowance for loan losses at June 30, 2004 is adequate to cover probable losses inherent in the loan portfolio. The relationship between the allowance for loan losses and outstanding loans is a function of the credit quality and known risk attributed to the loan portfolio. The on-going loan review program and management analysis is used to determine the adequacy of the allowance for loan losses.

Included in total loans are loans of $1,878,000 which management has classified as impaired under the terms of FAS No. 114, “Accounting by Creditors for Impairment of a Loan – Income Recognition and Disclosure”. The related allowance for loan losses on these loans amounted to $370,000. There were no impaired loans without a related allowance for loan losses. The average balance of impaired loans for the period was $2,437,000.

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

(amounts in thousands)	90 days or less	>90 days but < 1 year	1 - 5 years	>5 years	Total
Assets:
Interest-bearing deposits in other banks	$7,961	$—	$—	$—	$7,961
Mortgage loans held for sale	677	—	—	—	677
Investment securities available for sale (1) (4) (6)	20,878	13,938	17,931	4,733	57,480
Investment securities held to maturity (1)	—	—	198	—	198
Loans (1) (5)	46,075	55,639	94,897	38,059	234,670

Rate sensitive assets	$75,591	$69,577	$113,026	$42,792	$300,986

Liabilities:
Interest-bearing deposits:
Interest-bearing demand (2)	$3,024	$9,451	$25,331	$—	$37,806
Money market (3)	5,314	15,629	10,316	—	31,259
Savings (2)	3,534	11,045	29,602	—	44,181
Time deposits	20,682	63,616	35,026	—	119,324
Short-term borrowings	15,584	—	—	—	15,584
Other borrowings	—	—	—	9,936	9,936

Rate sensitive liabilities	$48,138	$99,741	$100,275	$9,936	$258,090

Interest sensitivity gap	$27,453	$(30,164)	$12,751	$32,856	$42,896
Cumulative gap	$27,453	$(2,711)	$10,040	$42,896
Cumulative gap to total assets	8.67%	-0.86%	3.17%	13.54%

(1)	Investments and loans are included in the earlier of the period in which interest rates are next scheduled to adjust or in which they are due. No adjustment has been made for scheduled repayments or for anticipated prepayments.

(2)	Interest-bearing demand deposits, Passbook savings and Statement savings are segmented based on the percentage of decay method. The decay rates used include 8.00% 0-3 months, 12.50% 4-6 months, 12.50% 7-12 months and 67.00% 13-36 months.

(3)	Money market deposits are segmented based on the percentage of decay method. The decay rates used include 17.00% 0-3 months, 25.00% 4-6 months, 25.00% 7-12 months and 33.00% 13-36 months.

(4)	Includes Federal Home Loan Bank and Atlantic Central Bankers Bank stock which is included in Other Assets on the Consolidated Financial Statements.

(5)	Does not include loans in nonaccrual status, deposit overdrafts, unposted items or deferred fees on loans.

(6)	Among Dimeco’s investment portfolios are step-up securities. These securities are characterized by having tiered (usually increasing) interest rates over their life. Due to this feature these securities have been reallocated from their maturity date to their next step-up date. The specific impact of this policy by timeframe is as follows: “90 days or less” increased $5,099, “>90 days but < 1” year increased $10,527 “1 - 5 years” increased $6,968 and “>5 years” decreased $22,594.

As this report shows, the Company was nearly balanced with a slight liability sensitive position at June 30,2004.

This means that in the one year time frame, or bucket, there were more interest-sensitive liabilities than assets. An optimal position with interest rates poised to increase would be slightly asset sensitive since assets tend to reprice quicker than liabilities although the current nearly balanced position is well with internal guidelines. The Company has classified its callable, step-up U.S. Government Agency bonds in the periods in which the bonds will next reprice versus the period in which they mature since, in management’s judgment, these repricing events will occur either through the purchase terms or through the call functions inherent in the bonds.

The second report used to monitor interest rate risk is the Interest Rate Shock Analysis. This tool attempts to determine the affect on income of various shifts in the interest rate environment. In particular, a shift of 200 basis points, or 2% in interest rates, is the industry standard. Given a shift downward of 200 basis points, net interest income would decrease by $569 or 5.2% while net income would decrease $350 or 10.7%. Given the current low interest rate environment, management feels that a general decrease in interest rates of this magnitude is nearly impossible. The results of a potential shift of 200 basis points in either direction are well within internal policy guidelines. If the results were not tolerable, our policy would determine that management should reallocate the Balance Sheet in order to maintain compliance with the policy.

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

Item 5 - Other Information

NONE

Item 6 - Exhibits and Reports on Form 8-K

Report on July 29, 2004 - News Release of Registrant – Dimeco, Inc. Announces Earnings at June 30, 2004

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

DIMECO, INC.

Date: August 4, 2004	By:	/s/ GARY C. BEILMAN
Gary C. Beilman
Executive Vice President and Chief Executive Officer

Date: August 4, 2004	By:	/s/ MAUREEN H. BEILMAN
Maureen H. Beilman
Chief Financial Officer