Form 10-Q
period 2004-09-30
DIMECO INC
filed 2004-11-15
CIK 898037

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OF 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

or

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

As of October 31, 2004, the registrant had outstanding 1,545,994 shares of its common stock, par value $.50 share.

Dimeco, Inc.

Dimeco, Inc.

CONSOLIDATED BALANCE SHEET (unaudited)

	September 30, 2004	December 31, 2003
(in thousands)
Assets
Cash and due from banks	$7,563	$7,493
Interest-bearing deposits in other banks	33	947
Federal funds sold	5,712	1,770

Total cash and cash equivalents	13,308	10,210

Mortgage loans held for sale	548	654
Investment securities available for sale	43,846	64,357
Investment securities held to maturity (market value of $220 and $228)	198	197

Loans (net of unearned income of $675 and $741)	252,512	219,609
Less allowance for loan losses	3,314	3,014

Net loans	249,198	216,595

Premises and equipment	5,159	4,179
Accrued interest receivable	1,210	1,295
Bank-owned life insurance	5,018	4,861
Other assets	3,069	1,956

TOTAL ASSETS	$321,554	$304,304

Liabilities
Deposits :
Noninterest-bearing	$32,247	$29,523
Interest-bearing	237,820	232,684

Total deposits	270,067	262,207

Short-term borrowings	10,915	11,800
Other borrowed funds	9,845	1,000
Accrued interest payable	513	678
Other liabilities	1,429	1,311

TOTAL LIABILITIES	292,769	276,996

Stockholders’ Equity
Common stock, $.50 par value; 3,000,000 shares authorized; 1,541,494 and 1,526,134 shares issued	771	763
Capital surplus	4,174	3,973
Retained earnings	23,649	22,038
Accumulated other comprehensive income	191	534

TOTAL STOCKHOLDERS’ EQUITY	28,785	27,308

TOTAL LIABILITES AND STOCKHOLDERS’ EQUITY	$321,554	$304,304

See accompanying notes to the unaudited consolidated financial statements.

Dimeco, Inc.

CONSOLIDATED STATEMENT OF INCOME (unaudited)

(in thousands, except per share)

	Three Months Ended September 30,			Nine Months Ended September 30,
	2004	2003		2004	2003
Interest Income
Interest and fees on loans	$3,564	$3,281		$10,110	$9,639
Taxable investment securitities	420	486		1,286	1,633
Investment securities exempt from federal income tax	63	69		187	218
Other	4	2		19	21

Total interest income	4,051	3,838		11,602	11,511

Interest Expense
Deposits	976	1,074		2,927	3,354
Short-term borrowings	35	28		89	88
Other borrowed funds	99	55		175	187

Total interest expense	1,110	1,157		3,191	3,629

Net Interest Income	2,941	2,681		8,411	7,882

Provision for loan losses	261	230		1,126	680

Net Interest Income After Provision for Loan Losses	2,680	2,451		7,285	7,202

Noninterest Income
Service charges on deposit accounts	318	254		942	759
Mortgage loans held for sale gains, net	134	247		295	662
Investment securities gains	5	7		91	13
Brokerage commissions	47	31		275	31
Other income	190	161		493	416

Total noninterest income	694	700		2,096	1,881

Noninterest Expense
Salaries and employee benefits	973	913		2,880	2,581
Other expense	898	819		2,645	2,379

Total noninterest expense	1,871	1,732		5,525	4,960

Income before income taxes	1,503	1,419		3,856	4,123
Income taxes	465	399		1,184	1,257

NET INCOME	$1,038	$1,020		$2,672	$2,866

Earnings per Share—basic	$0.67	$0.68	*	$1.74	$1.90	*

Earnings per Share—diluted	$0.65	$0.63	*	$1.67	$1.83	*

Average shares outstanding—basic	1,538,727	1,513,312	*	1,534,681	1,512,860	*
Average shares outstanding—diluted	1,599,004	1,625,430	*	1,599,977	1,571,812	*
Dividends per share	$0.23	$0.22	*	$0.69	$0.65	*

*	Adjusted to reflect 100% stock split effected in the form of a dividend on 12/1/03.

See accompanying notes to unaudited consolidated financial statements.

Dimeco, Inc.

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Net income	$1,038	$1,020	$2,672	$2,866
Other comprehensive income:
Unrealized gain (loss) on available for sale securities	37	(235)	(429)	(31)
Less: Reclassification adjustment for gain included in net income	5	7	91	13

Other comprehensive income (loss) before tax	32	(242)	(520)	(44)
Income tax expense (benefit) related to other comprehensive income (loss)	11	(82)	(177)	(15)

Other comprehensive income (loss), net of tax	21	(160)	(343)	(29)

Comprehensive income	$1,059	$860	$2,329	$2,837

See accompanying notes to the unaudited consolidated financial statements.

Dimeco, Inc.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (unaudited)

(amounts in thousands)	Common Stock	Capital Surplus	Retained Earnings	Accumulated Other Comprehensive Income	Total Stockholders' Equity
Balance December 31, 2003	$763	$3,973	$22,038	$534	$27,308
Net income			2,672		2,672
Net unrealized loss on available for sale securitites				(343)	(343)
Exercise of stock options	8	201			209
Cash dividends ($.69 per share)			(1,061)		(1,061)

Balance, September 30, 2004	$771	$4,174	$23,649	$191	$28,785

See accompanying notes to the unaudited consolidated financial statements.

Dimeco, Inc.

CONSOLIDATED STATEMENT OF CASH FLOWS (unaudited)

(in thousands)

for the nine months ended September 30,	2004	2003
Operating Activities
Net income	$2,672	$2,866
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	1,126	680
Depreciation and amortization	530	427
Amortization of premium and discount on investment securities, net	(40)	(203)
Amortization of net deferred loan origination fees	(71)	(71)
Investment securities gains	(91)	(13)
Origination of loans held for sale	(7,980)	(21,553)
Proceeds from sale of loans	8,251	22,206
Mortgage loans sold gains, net	(295)	(662)
Decrease (increase) in accrued interest receivable	85	(61)
Decrease in accrued interest payable	(165)	(211)
Deferred federal income taxes	12	—
Other, net	(484)	(296)

Net cash provided by operating activities	3,550	3,109

Investing Activities
Investment securities available for sale:
Proceeds from sales	168	33
Proceeds from maturities or paydown	66,064	150,534
Purchases	(46,112)	(127,594)
Investment securities held to maturity:
Proceeds from maturities or paydown	—	230
Net increase in loans	(33,658)	(32,251)
Purchase of Federal Home Loan Bank stock	(558)	(235)
Purchase of bank-owned life insurance	—	(3,000)
Proceeds of sale of other real estate owned	—	33
Purchase of premises and equipment	(1,336)	(450)

Net cash used for investing activities	(15,432)	(12,700)

Financing Activities
Net increase in deposits	7,860	20,293
Increase (decrease) in short-term borrowings	(885)	177
Increase in other borrowed funds	9,000	—
Repayment of other borrowed funds	(155)	(3,000)
Proceeds from dividend reinvestment plan	—	182
Purchase of treasury stock	—	(114)
Proceeds from exercise of stock options	209	83
Cash dividends paid	(1,049)	(974)

Net cash provided by financing activities	14,980	16,647

Increase in cash and cash equivalents	3,098	7,056

Cash and cash equivalents at beginning of period	10,210	7,230

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

In March 2004, the Financial Accounting Standards Board (“FASB”) reached consensus on the guidance provided by Emerging Issues Task Force Issue 03-1 (“EITF 03-1”), The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments. The guidance is applicable to debt and equity securities that are within the scope of FASB Statement of Financial Accounting Standard (“SFAS”) No. 115, Accounting for Certain Investments In Debt and Equity Securities and certain other investments. EITF 03-1 specifies that an impairment would be considered other-than temporary unless (a) the investor has the ability and intent to hold an investment for a reasonable period of time sufficient for the recovery of the fair value up to (or beyond) the cost of the investment and (b) evidence indicating the cost of the investment is recoverable within a reasonable period of time outweighs evidence to the contrary. EITF 03-1 cost method investment and disclosure provisions were effective for reporting periods ending after June 15, 2004. The measurement and recognition provisions relating to debt and equity securities have been delayed until the FASB issues additional guidance. The Company adopted cost method investment and disclosure provisions of EITF 03-1 on June 30, 2004. The adoption did not have a material impact on the consolidated financial statements, results of operations or liquidity of the Company

Stock Options

As permitted under Statement of Financial Accounting Standards (“FAS”) No. 123 “Accounting for Stock-based Compensation,” the Company has elected to continue following Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”), and related Interpretations, in accounting for stock-based awards to employees. Under APB 25, because the exercise price of the Company’s employee stock options equals the market price of the underlying stock on the date of the grant, no compensation expense is recognized in the Company’s financial statements. The following table represents pro forma net income and earnings per share had compensation expense been included in stock option plan costs as determined based on the fair value at the grant dates for options granted under these plans consistent with FAS No. 123:

	Three months ended September 30,		Nine months ended September 30,
	2004	2003	2004	2003
Net income as reported	$1,038	$1,020	$2,672	$2,866
Less pro forma expense related to options	4	3	14	22

Pro forma net income	$1,034	$1,017	$2,658	$2,844

Basic net income per common share:
As reported	$0.67	$0.68	$1.74	$1.90
Pro forma	$0.67	$0.67	$1.73	$1.88

Diluted net income per common share:
As reported	$0.65	$0.63	$1.67	$1.83
Pro forma	$0.65	$0.63	$1.66	$1.81

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

	For the three months ended September 30,		For the nine months ended September 30,
	2004	2003	2004	2003
Weighted average common stock outstanding	1,538,727	1,513,890	1,534,681	1,513,628
Average treasury stock	—	(578)	—	(768)

Weighted average common stock and common stock equivalents used to calculate basic earnings per share	1,538,727	1,513,312	1,534,681	1,512,860
Additional common stock equivalents (stock options) used to calculate diluted earnings per share	60,277	112,118	65,296	58,952

Weighted average common stock and common stock equivalents used to calculate diluted earnings per share	1,599,004	1,625,430	1,599,977	1,571,812

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

Financial Condition

Total assets increased $17,250,000 or 5.7% from December 31, 2003 to September 30, 2004.

Cash and cash equivalent increased $3,098,000 or 30.3% due mainly to larger balances in federal funds sold. The Company uses these interest-bearing overnight investments for liquidity purposes.

Due to the Company’s continued loan demand, investment securities available for sale at September 30, 2004 decreased $20,511,000 or 31.9% from December 31, 2003. Deposits growth has not matched the activity in loan demand necessitating the use of funds from investment maturities for loan originations. The loan portfolio does return higher interest yields than investment grade securities and management feels that it is appropriate to use proceeds of investment maturities for this purpose in anticipation of increased deposits with the opening of a new branch in the fourth quarter of 2004. We believe that the ideal ratio of loans to deposits should be approximately 85% in order to manage risk and contribute to profitability and will strive to approach this ratio as deposit growth increases. This philosophy will include investment in securities available for sale as deposits grow.

Loans increased $32,903,000 or 15.0% from December 31, 2003 to September 30, 2004. Commercial real estate loans accounted for the majority of growth, increasing by $23,235,000 or 20.7% with the majority attributable to the origination of several large loans in the sporting/recreational and camping segment. Loans have been granted to businesses in other industries along with these loans but are concentrated in this type loan because the Company has developed an expertise in developing relationships in camping related industries. Commercial loans increased $7,252,000 or 22.5% over the period due to a municipal authority loan, construction equipment loans and increases in various business lines of credit.

Premises and equipment balances have grown by $980,000 or 23.5% due mainly to the construction of the fifth branch office in Dingmans Ferry, PA. In addition the Company has invested funds in computer hardware during the period as is normal in order to improve business operation through investment in technological advances such as microcomputer networks.

Total deposits increased $7,860,000 or 3.0% from December 31, 2003 to September 30, 2004. These increases were in both interest-bearing and noninterest bearing products. Noninterest bearing balances increased due to the development of new customer relationships combined with higher balances required for several products in order to waive service fees. Balances in our money market and interest-bearing checking accounts have increased $23,383,000 or 42.7% during the period which we believe is due to offering more competitive interest rates resulting in both new bank customers and additional deposits from existing customers while some fluctuation is due to customer’s seasonal activity. Certificates of deposit balances have declined $19,395,000 or 14.2% with customers using the aforementioned higher yielding deposit types along with traditional seasonal maturities for certain high-balance customers. Growth of deposits has not been as quick as we anticipated, we believe due to the trend for customers to re-enter equity markets or the use of insurance products to replace traditional bank deposits. We will continue our concentrated efforts to attract additional deposits with increased rates and targeted marketing programs. In addition, we expect to see an upsurge in deposits with the opening of a new branch in the fourth quarter of 2004.

Other borrowed funds increased $8,845,000 due to borrowings from the FHLB to fund specific long term loans. Customers have requested fixed rate loan commitments and in order to maintain customer relationships and offset interest rate risk, management has used fixed rate financing to achieve this goal.

Stockholders’ equity increased $1,477,000 or 5.4% from December 31, 2003 to September 30, 2004. Net income of $2,672,000 was offset by dividend declarations of $1,061,000. Officers’ and directors’ exercise of stock options represented $209,000 of additional increases. Available for sale investments declined in market value, representing a decrease of $343,000 during the period. Regulatory capital ratios of 12.1% total risk-based capital and 10.8% Tier I capital greatly exceeded the regulatory guidelines of 8.0% and 4.0%. The Company’s leverage ratio was 9.1% at September 30, 2004 and compared favorably to the regulatory minimum of 3.0%.

Results of Operations

Comparison of the three months ended September 30, 2004 and 2003

Net income for the three months ended September 30, 2004 was $1,038,000 representing an increase of $18,000 or 1.8% over net income in the third quarter of 2003.

Net interest income increased $260,000 or 9.7% in the current year third quarter as compared to the same period in 2003. Interest and fees on loans increased $283,000 or 8.6% in 2004 as compared to 2003. The average balance of loans increased $32,027,000 or 15.1% in 2004 as compared to 2003 while the average interest rate received decreased from 6.14% in the third quarter of 2003 to 5.86% in the current year. As noted above, the Company has seen substantial growth in the loan portfolio during the current year. Commercial real estate loans are typically granted with a fixed rate of interest for a two to three year period converting to an adjustable interest rate for future periods, generally based on the prime rate. Along with the lower market interest rates on new loan originations in general during the past few years, variable rate loans comprise approximately 68% of the loan portfolio. Due to lower market interest rates, the majority of these loans repriced downward over the past few years.

Interest earned on taxable investment securities decreased $66,000 or 13.6% in the third quarter of 2004 as compared to 2003. The average size of the portfolio decreased $5,132,000 or 9.6% while the average interest rate declined 12 basis points from 3.57% to 3.45%. Maturities and calls of investments which were purchased while interest rates were higher than current rates were not able to be reinvested at similar rates without longer durations. With the current rising interest rates management has invested mainly in short term commercial paper which will be available to reprice upward as rates increase.

Interest expense on deposits decreased $98,000 or 9.1% in 2004 as compared to 2003. The average balance of interest-bearing deposits increased $12,341,000 or 5.7% while the average interest rate paid declined 29 basis points to 1.70% in 2004 from 1.99% in 2003. Interest expense in relation to other borrowed funds increased $44,000 or 80.0% in relation to an average increase of $7,415,000 or 171.6% in FHLB borrowings used to provide fixed rate financing to our commercial customers while managing interest rate risk as noted above.

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

The provision for loan losses increased $31,000 or 13.5% from 2003 to 2004. Growth of $33,252,000 or 15.2% in the loan portfolio was recorded from September 30, 2003 to September 30, 2004, which is one of the primary reasons for larger provision expense.

Noninterest income decreased slightly in the third quarter of 2004 as compared to the same period in 2003. Service charge income continued to increase during the current year with $64,000 or 25.2% greater income in the third quarter of 2004 as compared to the same quarter of 2003 due to a larger number of eligible accounts combined with greater utilization of the payment privilege feature. Gains on mortgage loans held for sale declined $113,000 or 45.7% in 2004 as compared to 2003. As anticipated, sales volume of mortgage loans has slowed in 2004 from the high levels experienced in 2003.

Salaries and employee benefits increased $60,000 or 6.6% in the third quarter of 2004 as compared to 2003. Normal annual salary adjustments and the associated increases in the cost of employee benefits were the primary cause of this increase.

Other expense increased $79,000 or 9.6% in the third quarter of 2004 as compared to 2003. Furniture and equipment expense increased $26,000 or 23.7% due to costs associated with computer equipment Occupancy expense increased $16,000 or 11.6% due mainly to a one-time depreciation adjustment in September 2003. Advertising expense increased $18,000 or 37.8% due to increased costs associated with marketing to our newest location which will open in the fourth quarter of 2004 as compared to a period of low activity in 2003.

Comparison of the nine months ended September 30, 2004 and 2003

Net income for the nine months ended September 30, 2004 was $2,672,000 as compared to $2,866,000 for the same period in 2003. An increase in the provision for loan losses combined with lower income recognized on the sale of loans in the secondary market were the largest events contributing to this decline.

Interest and fees on loans increased $471,000 or 4.9% in 2004 as compared to 2003 as a result of an increase in the average loan balance of $30,406,000 or 15.0% from 2003 to 2004. The average interest rate earned on these loans declined from 6.35% in 2003 to 5.77% due to lower offering rates in recent years combined with repricing of the variable portion of the portfolio. As a result of recent increases in the prime rate of interest, we expect to see a gradual increase in interest earned based upon repricing of variable interest rate loans along with higher rates for new loan originations.

Interest earned on taxable investment securities declined $347,000 or 21.2% in 2004 as compared to 2003 due to a combination of a smaller volume of investments and lower interest rates earned. The average size of the portfolio decreased $8,342,000 or 14.5% over the period while the average interest rate earned declined 30 basis points to 3.45% in 2004. Due to the investment strategy of purchasing short term investments or U.S. Government step up bonds, management is willing to accept lower interest rates while maintaining liquidity and allowing for reinvestment in higher yielding securities in the current rising interest rate environment.

Interest expense relating to deposits declined $427,000 or 12.7% in 2004 as compared to the same period in 2003. This decrease in expense is directly related to a decrease of 100 basis points in average interest rates paid in 2004 as compared to the average rate paid in 2003. During this period average deposits increased $14,691,000 or 6.8%. As a result of lower market interest rates in recent years, the average rate has declined as management has lowered rates for specific products resulting in a direct decrease in expense for immediately repricing deposits combined with lower expense paid on time deposits which have matured and are repriced at current rates. Management does expect to see an increase in the average interest rates paid for deposits in the near future as a result of recent and anticipated increases in market interest rates and special promotions in relation to our new branch opening.

As a result of the aforementioned changes in interest earned and interest paid, net interest income increased $529,000 or 6.7% in 2004 as compared to 2003.

The provision for loan loss was $446,000 or 65.6% greater in 2004 as compared to 2003. This increase is due to normal increases in the allowance for loan loss as a result of changes in the loan portfolio, including growth in the total loan portfolio and other considerations along with greater provision expense in the first and second quarter of 2004 related to a decline in the collateral value of a commercial real estate loan which caused a charge-off and additions to the allowance for loan loss as a result of the lower value.

Service charges on deposit accounts increased $183,000 or 24.1% to equal $942,000 in 2004 as compared to 2003. A combination of a larger number of deposit accounts on which to earn this income, one more month of the payment privilege product income in 2004 as compared to 2003, and greater customer utilization of the product contributed to larger revenues.

Gains on mortgage loans held for sale declined $367,000 or 55.4% in 2004 as compared to 2003 with a 64.8% decline in the number of loans sold in 2004 as compared to 2003. Although fewer loans were originated and sold in 2004 as compared to 2003, similar gains are being recognized per loan sale in 2004. Management did anticipate that this activity would show a substantial decrease in 2004 since so many residential mortgages were booked due to refinancing or new purchase in the low interest rate period of 2003.

Brokerage commissions increased $244,000 in 2004 as compared to 2003 mainly due to the commencement of this activity at the end of the second quarter of 2003, generating five more months of this activity in 2004 as compared to 2003. Income generated from this department is expected to be lower for the remainder of 2004 as the first quarter included one-time fees earned on the transfer of accounts to the new program. Management has discussed the disintermediation of deposits as a result of activity in the investment department but believe that the majority of activity in these products will come from outside sources, although loss of a small portion of the current deposit base has been anticipated.

Salaries and employee benefits increased $299,000 or 11.6% for the first half of 2004 as compared to 2003. Larger salaries with the addition of officers and nonexempt employees throughout 2003 due to growth of the Company, higher benefit expenses for health insurance and a greater number of employees eligible for the 401(k) plan all contributed to this increase.

Other noninterest expense increased $266,000 or 11.2% in 2004 as compared to 2003. In particular, donations have increased $40,000 or 90.2% due to the timing of certain donations and a greater number of recipients with our entry into a new market; costs associated with new computer software platforms installed in 2004 were $39,000 or 21.3% greater than in 2003; the Company has increased advertising by $29,000 or 22.1% in an effort to increase market share of deposits and introduce the Company in our new market area; a one-time expense relating the discontinuation of an agreement for trust services of $17,000; an increase of $18,000 or 20.2% in expenses relating to the ATM network due to increased usage and generation of new cards. Other changes of smaller magnitudes are responsible for the remaining increases.

Liquidity and Cash Flows

To ensure that the Company can satisfy customer credit needs for current and future commitments and deposit withdrawal requirements, the Bank manages the liquidity position by ensuring that there are adequate short-term funding sources available for those needs. Liquid assets consist of cash and due from banks, federal funds sold, interest-bearing deposits with other banks and investment securities maturing in one year or less. The following table shows these liquidity sources, minus short-term borrowings, as of September 30, 2004 compared to December 31, 2003:

	September 30,	December 31,
	2004	2003
(dollars in thousands)
Cash and due from banks	$7,563	$7,493
Interest-bearing deposits with other banks	33	947
Federal funds sold	5,712	1,770
Mortgage loans held for sale	548	654
Investment securities maturing in one year of less	28,461	13,230

	42,317	24,094
Less short-term borrowings	10,915	11,800

Net liquidity position	$31,402	$12,294

As a percent of total assets	9.77%	4.04%

Other sources of liquidity are cash flows from regularly scheduled and prepayments of loans, sales or maturities in the investment portfolio, sales of residential mortgages in the secondary market, operating income and deposit growth. The Consolidated Statement of Cash Flows specifically details the contribution of each source. In addition, the Bank has the ability to borrow from the Federal Home Loan Bank of Pittsburgh with the maximum borrowing capacity at September 30, 2004 of $55 million.

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

Risk Elements

The table below presents information concerning nonperforming assets including nonaccrual loans, renegotiated loans, loans 90 days or more past due, other real estate loans and repossessed assets at September 30, 2004 and December 31, 2003. A loan is classified as nonaccrual when, in the opinion of management, there are doubts about collectability of interest and principal. At the time the accrual of interest is discontinued, future income is recognized only when cash is received. Renegotiated loans are those loans which terms have been renegotiated to provide a reduction or deferral of principal or interest as a result of the deterioration of the borrower.

	September 30, 2004	December 31, 2003
(dollars in thousands)
Loans on nonaccrual basis	$1,170	$2,365
Loans past due 90 days or more	246	175
Renegotiated loans	—	—

Total nonperforming loans	1,416	2,540
Other real estate	—	—
Repossessed assets	—	11

Total nonperforming assets	$1,416	$2,551

Nonperforming loans as a percent of total loans	0.6%	1.2%

Nonperforming assets as a percent of total assets	0.4%	0.8%

Allowance for loan loss as a percent of loans	1.31%	1.37%

Management believes the level of the allowance for loan losses at September 30, 2004 is adequate to cover probable losses inherent in the loan portfolio. The relationship between the allowance for loan losses and outstanding loans is a function of the credit quality and known risk attributed to the loan portfolio. The on-going loan review program and management analysis is used to determine the adequacy of the allowance for loan losses.

Included in total loans are loans of $1,184,000 which management has classified as impaired under the terms of FAS No. 114, “Accounting by Creditors for Impairment of a Loan – Income Recognition and Disclosure”. The related allowance for loan losses on these loans amounted to $375,000. There were no impaired loans without a related allowance for loan losses. The average balance of impaired loans for the year to date was $2,131,000.

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

Statement of Interest Sensitivity Gap

(amounts in thousands)	90 days or less	>90 days but <1 year	1-5 years	>5 years	Total
Assets:
Interest-bearing deposits in other banks	$5,745	$—	$—	$—	$5,745
Mortgage loans held for sale	548	—	—	—	548
Investment securities available for sale (1) (4) (6)	10,910	17,551	10,979	4,406	43,846
Investment securities held to maturity (1)	—	—	198	—	198
Loans (1) (5)	53,854	62,377	96,258	40,028	252,517

Rate sensitive assets	$71,057	$79,928	$107,435	$44,434	$302,854

Liabilities:
Interest-bearing deposits:
Interest-bearing demand (2)	$3,971	$12,410	$33,258	$—	$49,639
Money market (3)	4,841	14,237	9,397	—	28,475
Savings (2)	3,385	10,578	28,350	—	42,313
Time deposits	17,354	68,719	31,320	—	117,393
Short-term borrowings	10,915	—	—	—	10,915
Other borrowings	—	—	4,000	5,845	9,845

Rate sensitive liabilities	$40,466	$105,944	$106,325	$5,845	$258,580

Interest sensitivity gap	$30,591	$(26,016)	$1,110	$38,589	$44,274
Cumulative gap	$30,591	$4,575	$5,685	$44,274
Cumulative gap to total assets	9.51%	1.42%	1.77%	13.77%

(1)	Investments and loans are included in the earlier of the period in which interest rates are next scheduled to adjust or in which they are due. No adjustment has been made for scheduled repayments or for anticipated prepayments.
(2)	Interest-bearing demand deposits, Passbook savings and Statement savings are segmented based on the percentage of decay method. The decay rates used include 8.00% 0-3 months, 12.50% 4-6 months, 12.50% 7-12 months and 67.00% 13-36 months.
(3)	Money market deposits are segmented based on the percentage of decay method. The decay rates used include 17.00% 0-3 months, 25.00% 4-6 months, 25.00% 7-12 months and 33.00% 13-36 months.
(4)	Includes Federal Home Loan Bank and Atlantic Central Bankers Bank stock which is included in Other Assets on the Consolidated Financial Statements.
(5)	Does not include loans in nonaccrual status, deposit overdrafts, unposted items or deferred fees on loans.
(6)	Among Dimeco's investment portfolios are step-up securities. These securities are characterized by having tiered (usually increasing) interest rates over their life. Due to this feature these securities have been reallocated from their matuity date to their next step-up date. The specific impact of this policy by timeframe is as follows: "90 days or less" increased $3,536, ">90 days but <1" year increased $13,923 "1-5 years" increased $973 and ">5 years" decreased $18,432.

As this report shows, the Company was nearly balanced with a slight asset sensitive position at September 30, 2004. This means that in the one year time frame, or bucket, there were more interest-sensitive assets than liabilities. Management feels that the optimal position in a rising interest rate scenario is to be asset sensitive since assets tend to reprice quicker than liabilities. The Company has classified its callable, step-up U.S. Government Agency bonds in the periods in which the bonds will next reprice versus the period in which they mature since, in management’s judgment, these repricing events will occur either through the purchase terms or through the call functions inherent in the bonds.

The second report used to monitor interest rate risk is the Interest Rate Shock Analysis. This tool attempts to determine the affect on income of various shifts in the interest rate environment. In particular, a shift of 200 basis points, or 2% in interest rates, is the industry standard. Given the downward shift of 200 basis points, net interest income would decrease by $454,000 or 5.4% while net income would decrease $281,000 or 10.5%. Given the current low interest rate environment, management feels that a general decrease in interest rates of this magnitude is not feasible. The results of a potential shift of 200 basis points in either direction are well within internal policy guidelines. If the results were not tolerable, our policy would determine that management should reallocate the Balance Sheet in order to maintain compliance with the policy.

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

PART II - OTHER INFORMATION

Item 1	-	Legal Proceedings

NONE

Item 2	-	Unregistered Sales of Equity Securities and Use of Proceeds

NONE

Item 3	-	Defaults upon Senior Securities

NONE

Item 4	-	Submissions of Matters to a Vote of Security Holders

NONE

Item 5	-	Other Information

NONE

Item 6	-	Exhibits

Report on October 22, 2004 - News Release of Registrant – Dimeco, Inc. Announces Earnings at September 30, 2004

Report on October 25, 2004 – News Release of Registrant – Dimeco, Inc. Adopts Stock Repurchase Plan and Its Intention to Repurchase Up to 5% of Its Stock

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

DIMECO, INC.

Date: November 9, 2004	By:	/s/ Gary C. Beilman
Gary C. Beilman
Executive Vice President and Chief Executive Officer

Date: November 9, 2004	By:	/s/ Maureen H. Beilman
Maureen H. Beilman
Chief Financial Officer