Form 10-K
period 2004-12-31
DIMECO INC
filed 2005-03-30
CIK 898037

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2004

OR

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File Number 0-49639

DIMECO, INC.

(Exact Name of Registrant as Specified in Its Charter)

Pennsylvania	23-2250152
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employee Identification No.)

820 Church Street, Honesdale, Pennsylvania	18431
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s Telephone Number, including area code: (570) 253-1970

Securities Registered Pursuant to Section 12(b) of the Act: None

Securities Registered Pursuant to Section 12(g) of the Act:

Common Stock, $.50 par value

(Title of class)

Indicate by check mark whether the registrant: (l) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  YES    ☐  NO

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).    ☐  Yes    ☒  No

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was approximately $57 million as of June 30, 2004 based on the last sale ($42.00 per share) reported on the OTC Electronic Bulletin Board as of that date. Solely for purposes of this calculation, the term “affiliate” refers to all directors and executive officers of the registrant and all stockholders beneficially owning more than 5% of the registrant’s common stock.

As of March 1, 2005, there were issued and outstanding 1,549,269 shares of the registrant’s common stock.

DOCUMENTS INCORPORATED BY REFERENCE

1.	Portions of the Registrant’s Annual Report to Stockholders for the fiscal year ended December 31, 2004. (Part II)

2.	Portions of the Registrant’s definitive Proxy Statement for the 2005 Annual Meeting of Shareholders. (Part III)

PART I

Forward-Looking Statements

Dimeco, Inc. (the “Company” or “Registrant”) may, from time to time, make written or oral “forward-looking statements,” including statements contained in the Company’s filings with the Securities and Exchange Commission (including this annual report on Form 10-K and the exhibits thereto), in its reports to shareholders and in other communications by the Company, which are made in good faith by the Company pursuant to the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995.

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

Item 1. Business

General

The Company, a Pennsylvania corporation, is a bank holding company headquartered in Honesdale, Pennsylvania. At December 31, 2004, the Company had total consolidated assets, deposits and stockholders’ equity of approximately $326 million, $271 million and $30 million, respectively. The Company’s principal business is to serve as a holding company for its wholly-owned subsidiary, The Dime Bank (the “Bank”).

The Bank is a Pennsylvania-chartered commercial bank, originally organized in 1905. The Bank provides a comprehensive range of lending, depository and financial services to individuals and small to medium-sized businesses. The Bank’s deposit services range from traditional time, demand, and savings deposit accounts to sophisticated cash management products, including electronic banking and commercial sweep accounts. The Bank’s lending services include secured and unsecured commercial, real estate and consumer loans. The Bank also operates a trust department and an investment department which had $32 million in client assets under management at December 31, 2004. The Bank conducts business from five branch offices, located in Honesdale, Hawley, Damascus, Greentown and Dingmans Ferry, Pennsylvania, as well as maintaining two off-site ATM machines each located in Honesdale and Hawley, Pennsylvania. The Bank maintains a website at www.thedimebank.com.

In 2005 the Bank formed a 100% owned subsidiary, TDB Insurance Services, LLC in order to offer title insurance services in conjunction with the Bank’s lending function.

Competition

The Bank is one of many financial institutions serving its principal market area, which includes Wayne and Pike Counties, Pennsylvania and Sullivan County, New York. Such market areas are approximately 90 miles west of New York City. Pike County, Pennsylvania is the fastest growing county in Pennsylvania. The competition for deposit products comes from other insured financial institutions such as commercial banks, thrift institutions, credit unions, and multi-state regional banks in the Company’s market area. Based on data compiled by the FDIC as of June 30, 2004 (the latest date for which such information is available), the Bank had the largest share of FDIC-insured deposits in Wayne County with approximately 23% and the fifth largest share of FDIC-insured deposits in Pike County with approximately 7%. This data does not reflect deposits held by credit unions with which the Bank also competes. Deposit competition also includes a number of insurance products sold by local agents and investment products such as mutual funds and other securities sold by local and regional brokers. Loan competition varies depending upon market conditions and comes from other insured financial institutions such as commercial banks, thrift institutions, credit unions, multi-state regional banks, and mortgage brokers.

Analysis of Loan Portfolio. Set forth below is selected data relating to the composition of the Bank’s loan portfolio by type of loan on the dates indicated.

	At December 31,
(In thousands)	2004		2003		2002		2001		2000
	$	%	$	%	$	%	$	%	$	%
Loans secured by real estate:
Construction and development	$662	0.3%	$396	0.2%	$111	0.1%	$233	0.1%	$681	0.4%
Mortgage loans-secured by farmland	1,786	0.7	1,644	0.7	1,978	1.1	2,318	1.4	2,317	1.5
Commercial loans-secured by non-farm, non-residential properties	133,259	52.5	112,443	51.0	88,960	47.3	71,015	43.8	63,786	41.0
Secured by 1-4 family residential properties:
Home equity lines of credit	1,820	0.7	1,367	0.6	1,402	0.7	993	0.6	1,005	0.6
Mortgage loans	53,026	20.9	50,986	23.2	48,980	26.0	46,809	28.8	47,116	30.3
Commercial and industrial loans	41,848	16.5	32,263	14.7	28,437	15.1	23,467	14.4	21,506	13.8
Installment loans	18,083	7.1	19,641	8.9	16,896	9.0	16,193	10.0	17,716	11.4
Other loans:
Agriculture	606	0.2	470	0.2	705	0.4	772	0.5	853	0.5
Other	2,674	1.1	1,140	0.5	638	0.3	706	0.4	738	0.5

Total loans	253,764	100.0%	220,350	100.0%	188,107	100.0%	162,506	100.0%	155,718	100.0%

Less unearned income	623		741		746		766		771

Loans, net of unearned income	$253,141		$219,609		$187,361		$161,740		$154,947

Loans held for sale	$112		$654		$1,195		$527		$76

Loan Maturity. The following table sets forth the maturities for selected categories of the Bank’s loan portfolio at December 31, 2004. The table does not include prepayments or scheduled principal repayments. All loans are shown as maturing based on contractual maturities. Demand loans and loans having no stated maturity are shown as due within one year.

(In thousands)	Due Within 1 year	Due after 1 through 5 years	Due after 5 years	Total
Commercial & agricultural real estate	$5,832	$5,016	$124,197	$135,045
Commercial & industrial, and agricultural	19,667	13,026	9,761	42,454
Construction and development	117	490	55	662

Total	$25,616	$18,532	$134,013	$178,161

The following table sets forth the dollar amount as of December 31, 2004 of selected categories of the Company’s loans due more than one year after December 31, 2004, which are based upon fixed interest rates or floating or adjustable interest rates.

(In thousands)	Fixed Rates	Variable Rate	Total
Commercial & agricultural real estate	$5,862	$123,351	$129,213
Commercial & industrial, and agricultural	10,412	12,374	22,787
Construction and development	274	271	545

Total	$16,548	$135,997	$152,545

Lending Activities

General. The principal lending activity of the Bank is the origination of commercial real estate loans, residential mortgage loans, commercial and industrial loans, installment loans, and, to a lesser extent, construction and development loans, home equity loans, and agricultural loans. Generally, loans are originated in the Company’s primary market area.

Commercial Real Estate and Farmland Loans. The commercial real estate loan portfolio consists of loans secured primarily by children’s recreational summer camps, retail stores, restaurants, resorts, investment real estate, and manufacturing facilities. The Bank also makes loans secured by farmland. Loans secured by commercial property or farmland may be originated in amounts up to 80% of the lower of the appraised value or purchase price, for a maximum term of 20 years. The Bank has a concentration of commercial real estate loans that are secured by summer camps and recreational facilities for children, these loans are generally adjustable-rate loans, with terms of up to 20 years, with the rate tied to the prime interest rate. At December 31, 2004, $49 million of the loan portfolio consisted of loans to these summer camps and recreational facilities for children.

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

Residential Real Estate Loans. The residential real estate portfolio consists of one-to-four family residential mortgage loans. The Bank generally originates one-to-four family residential mortgage loans in amounts of up to 80% of the appraised value of the mortgaged property without requiring mortgage insurance. The Bank will originate residential mortgage loans in amounts up to 95% of the appraised value of a mortgaged property, however, mortgage insurance for the borrower is required. In addition, the Bank participates in special residential loan programs through various state and federal agencies which provide first time home buyers the ability to finance up to 100% of the property value; these loans are guaranteed by those various federal and state agencies. The Bank offers residential fixed rate loans and adjustable rate loans with a 15 to 30 year amortization period. Interest rates for adjustable rate loans for residences adjust every one to three years based upon rates on U.S. Treasury bills and notes. Interest rate adjustments on such loans are generally limited to 2% during any adjustment period and 6% over the life of the loan. These loans are originated for retention in the portfolio.

Fixed-rate loans are generally underwritten in accordance with Freddie Mac guidelines. Currently, loans underwritten in accordance with Freddie Mac guidelines are generally sold in the secondary market. However, the number of saleable loans could vary materially as a result of market conditions. The Bank generally charges a higher interest rate if loans are not saleable under Freddie Mac guidelines. At December 31, 2004, $40 million of the Bank’s residential real estate loan portfolio consisted of long-term, fixed-rate mortgage loans.

Substantially all of the one-to-four family mortgages include “due on sale” clauses, which are provisions giving the Bank the right to declare a loan immediately payable if the borrower sells or otherwise transfers an interest in the property to a third party.

Property appraisals on real estate securing one-to-four family residential loans are made by appraisers approved by the Loan Committee. Appraisals are performed in accordance with applicable regulations and policies. The Bank obtains title insurance policies on most first mortgage real estate loans originated..

Home equity term loans are written for terms of one to 15 years with fixed rates of interest. The Bank also offers revolving home equity lines of credit with variable interest rates tied to the NY prime rate. These lines allow for a ten year draw period followed by a ten year repayment period. Both types of home equity loans are based upon the lower of 80% of the collateral value or $100,000.

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

Installment Loans. The installment loan portfolio includes various types of secured and unsecured consumer loans including automobile, education, and recreational vehicle loans. The Bank originates loans directly and indirectly through local automobile and recreational vehicle dealerships. These loans generally have terms of one to five years, at fixed rates of interest. The interest rates range between 2.1% for loans that are secured by deposits to 15.5% for loans that are unsecured, with an average interest rate of approximately 9.1%. The installment loan portfolio includes approximately $12 million of new and used automobile and recreational vehicle loans. These loans are originated in amounts up to 90% of the purchase price of the vehicle.

Loans Held For Sale. The Bank holds as available for sale certain residential mortgage loans . These loans conform to Freddie Mac guidelines and are readily salable in the secondary market. The Bank services such loans and is generally not liable for these loans, since they are sold on a non-recourse basis. At December 31, 2004, $112,000 of loans were classified as held for sale, carried at the lower of cost or market value.

Loan Solicitation and Processing. The Bank has established various lending limits for its officers and also maintains a loan committee. The loan committee is comprised of the President, Senior Lending Officer and other Bank officers. The loan committee has the authority to approve all loans up to $250,000. Requests in excess of this limit must be submitted to the full Board of Directors for approval. Additionally, the President, and Senior Lending Officer each has the authority to approve secured loans up to $150,000, and unsecured loans up to $60,000. Loan officers generally have the authority to approve secured loans between $10,000 and $75,000 and unsecured loans between $5,000 and $35,000. Notwithstanding individual lending authority, certain loan policy exceptions must be submitted to the loan committee for approval.

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

Loan Commitments. The Bank generally grants commitments to fund fixed-rate and adjustable-rate, single-family mortgage loans for periods of 60 days at a specified term and interest rate. The total amount of its commitments to extend credit as of December 31, 2004 was $4 million.

Nonperforming Assets

The following table identifies nonperforming loans including nonaccrual loans and past due loans which were accruing but contractually past due 90 days or more. Renegotiated loans are those which terms have been renegotiated to provide a reduction or deferral of principal or interest as a result of the deteriorating position of the borrower. At December 31, 2004, the Bank had approximately $461,000 of impaired loans within the meaning of FAS No. 114, as amended by FAS No. 118. For the year ended December 31, 2004, interest income that would have been recorded on loans accounted for on a nonaccrual basis under the original terms of such loans was approximately $19,000 of which $14,000 was collected.

	At December 31,
(In thousands)	2004	2003	2002	2001	2000
Loans accounted for on a nonaccrual basis:
Mortgage loans	$189	$2,269	$467	$149	$740
Commercial and industrial, and agricultural	22	17	62	43	149
Installment	50	78	73	64	118

Total	261	2,364	602	256	1,007

Accruing loans which are contractually past due 90 days or more:
Mortgage loans	244	113	55	265	272
Commercial and industrial, and agricultural	10	57	10	70	10
Installment	39	5	27	25	59

Total	293	175	92	360	341

Renegotiated loans	461	482	498	520	540

Total nonperforming loans	1,015	3,021	1,192	1,136	1,888

Other real estate owned	—	—	—	126	179

Total nonperforming assets	$1,015	$3,021	$1,192	$1,262	$2,067

Non-performing loans as a percent of total loans	0.40%	1.38%	0.64%	0.70%	1.22%

Non-performing assets as a percent total assets	0.31%	0.99%	0.43%	0.51%	0.96%

Nonaccrual loans declined $2,103,000 in 2004 as a result of the foreclosure and sale of assets associated with a large commercial loan.

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

Potential Problem Loans. As of December 31, 2004, there were no loans not disclosed above, where known information about possible credit problems of borrowers caused management to have serious doubts as to the ability of such borrowers to comply with the present loan repayment terms.

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

The following table sets forth the Bank’s classified assets in accordance with its classification system.

(In thousands)	At December 31, 2004
Special mention	$1,862
Substandard	4,071
Doubtful	—
Loss	—

Total	$5,933

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

The following table sets forth certain information regarding the allowance for loan losses at or for the dates indicated.

	At or for the Year Ended December 31,
(In thousands)	2004	2003	2002	2001	2000
Loans outstanding at end of period	$253,141	$219,609	$187,361	$161,740	$154,947

Average loans outstanding	$237,089	$205,209	$172,368	$158,765	$146,679

Allowance for loan losses:
Balance, beginning of the period	$3,014	$2,818	$2,373	$2,088	$1,834

Loans charged off:
Commercial and industrial, and Agricultural	32	69	100	218	170
Mortgage loans	860	558	48	208	442
Installment	226	195	151	199	165

Total loans charged off	1,118	822	299	625	777

Recoveries:
Commercial and industrial, and Agricultural	4	4	6	11	38
Mortgage loans	89	2	23	8	22
Installment	57	52	40	24	41

Total recoveries	150	58	69	43	101

Net loans charged off	968	764	230	582	676

Provisions charged to expense	1,126	960	675	867	930

Balance, end of period	$3,172	$3,014	$2,818	$2,373	$2,088

Ratios:
Net charge-offs as a percent of average loans outstanding	0.41%	0.37%	0.13%	0.37%	0.46%

Allowance for loan losses as a percent of average loans outstanding	1.34%	1.47%	1.63%	1.50%	1.42%

During 2004 the Bank charged off $732 in relation to one commercial loan. This loan is no longer part of the portfolio and management does not have knowledge of any further charges relating to this loan.

The following table presents a breakdown by loan category of the allowance for loan losses.

	At December 31,
	2004		2003		2002		2001		2000
(In thousands)	Amount	Percent of Loans to Total Loans	Amount	Percent of Loans to Total Loans	Amount	Percent of Loans to Total Loans	Amount	Percent of Loans to Total Loans	Amount	Percent of Loans to Total Loans
Commercial and industrial, and agricultural	$586	17.8%	$533	15.4%	$383	15.8%	$147	14.9%	$338	14.3%
Construction and development	—	0.3	1	0.2	1	0.1	1	0.1	4	0.4
Mortgage	2,269	74.8	2,110	75.5	1,993	75.4	1,860	74.0	1,388	72.8
Installment	317	7.1	370	8.9	245	8.7	237	11.0	250	12.5
Unallocated	—	—	—	—	196	—	128	—	108	—

Total	$3,172	100.0%	$3,014	100.0%	$2,818	100.0%	$2,373	100.0%	$2,088	100.0%

Investment Activities

The Bank is required under federal regulations to maintain liquid assets which may be invested in specified short-term securities and certain other investments. The level of liquid assets varies depending upon several factors, including: (i) the yields on investment alternatives, (ii) management’s judgment as to the attractiveness of the yields then available in relation to other opportunities, (iii) expectation of future yield levels, and (iv) management’s projections as to the short-term demand for funds to be used in loan origination and other activities. Investment securities, including mortgage-backed securities, are classified at the time of purchase, based upon management’s intentions and abilities, as securities held to maturity or securities available for sale. Debt securities acquired with the intent and ability to hold to maturity are classified as held to maturity and are stated at cost and adjusted for amortization of premium and accretion of discount, which are computed using the interest method and recognized as adjustments of interest income. All other debt securities are classified as available for sale to serve principally as a source of liquidity. Equity securities are classified as available for sale when purchased.

Current regulatory and accounting guidelines regarding investment securities (including mortgage-backed securities) require the Bank to categorize securities as “held to maturity,” “available for sale” or “trading.” As of December 31, 2004, the Registrant had securities classified as “held to maturity” and “available for sale” in the amount of approximately $2 million and $56 million, respectively and had no securities classified as “trading.” Securities classified as “available for sale” are reported for financial reporting purposes at the fair market value with net changes in the market value from period to period included as a separate component of stockholders’ equity, net of income taxes. At December 31, 2004, the Registrant’s securities available for sale had an amortized cost of $56 million and market value of $56 million. Changes in market value in the Registrant’s available for sale portfolio reflect normal market conditions and vary, either positively or negatively, based primarily on changes in general levels of market interest rates relative to the yields of the portfolio. Changes in the market value of securities available for sale do not affect the Company’s income. In addition, changes in the market value of securities available for sale do not affect the Bank’s regulatory capital requirements or its loan-to-one borrower limit.

At December 31, 2004, the Company’s investment portfolio policy allowed investments in instruments such as: (i) U.S. Treasury obligations, (ii) U.S. federal agency or federally sponsored agency obligations, (iii) municipal obligations, (iv) mortgage-backed securities, (v) banker’s acceptances, (vi) certificates of deposit, and (vii) investment grade corporate bonds and commercial paper. The Board of Directors may authorize additional investments.

Investment Portfolio. The following table sets forth the carrying value of the investment securities portfolio at the dates indicated.

	At December 31
(In thousands)	2004	2003	2002
Available for Sale:
U.S. Government agency securities	$18,303	$34,803	$27,732
Mortgage-backed securities	$92	$118	$169
Obligations of states and political subdivisions	$5,224	$8,591	$8,680
Corporate securities	$6,294	$10,428	$11,083
Commercial paper	$25,459	$9,989	$29,966
Equity securities	$290	$428	$306

Total	$55,662	$64,357	$77,936

Held to Maturity:
Obligations of states and political subdivisions	$198	$197	$426

Investment Portfolio Maturities. The following table sets forth certain information regarding the carrying values, weighted average yields and maturities of the Registrant’s investment and mortgage-backed securities portfolio at December 31, 2004. The following table does not take into consideration the effects of scheduled repayments or the effects of possible prepayments.

(in thousands) Available for Sale	One year or less		One to five years		Five to ten years		More than ten years		Total Investment Securities
	Carrying Value	Average Yield (1)	Carrying Value	Average Yield (1)	Carrying Value	Average Yield (1)	Carrying Value	Average Yield (1)	Carrying Value	Average Yield (1)	Market Value
US Gov’t Agencies	$—	—%	$5,968	3.09%	$6,885	3.14%	$5,450	3.86%	$18,303	3.34%	18,303
Mortgage-Backed	—	—	—	—	—	—	92	3.48%	92	3.48%	92
Obligations of states and political subdivisions	234	7.35%	1,072	7.07%	556	5.89%	3,362	4.90%	5,224	5.55%	5,224
Corporate	3,343	8.09%	1,027	6.62%	644	6.95%	1,280	2.81%	6,294	6.64%	6,294
Commercial Paper	25,459	2.43%	—	—	—	—	—	—	25,459	2.43%	25,459
Equity Securities	—	—	—	—	—	—	290	4.20%	290	4.20%	290

Total	$29,036	3.09%	$8,067	4.04%	$8,085	3.62%	$10,474	3.99%	$55,662	3.50%	$55,662

Held to Maturity
Obligations of states and political subdivisions	$—	—%	$198	11.36%	$—	—%	$—	—%	$198	11.36%	$216

Total	$—	—%	$198	11.36%	$—	—%	$—	—%	$198	11.36%	$216

(1)	Weighted average yields have been computed on a taxable equivalent basis assuming a federal income tax rate of 34%.

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

Deposits. The Bank offers a variety of deposit accounts, although a majority of deposits are in fixed-term, market-rate certificate accounts. Deposit account terms vary, primarily as to the required minimum balance amount, the amount of time that the funds must remain on deposit and the applicable interest rate. In 2004, the Bank joined the Promontory Interfinancial Network, gaining the ability to offer customers certificates of deposit with FDIC insurance coverage up to $10 million. Any deposits placed through this network are classified as brokered certificates of deposit. The Bank has just begun marketing efforts in relation to sales of this product and had $676,000 of deposits in the program at December 31, 2004.

Jumbo Certificates of Deposit. The following table shows the amount (in thousands) of the Bank’s certificates of deposit of $100,000 or more by time remaining until maturity as of December 31, 2004:

Maturity Period	Certificates of Deposit
Within three months	$10,748
Three through six months	13,307
Six through twelve months	8,605
Over twelve months	7,746

$40,406

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

	At or For the Years Ended December 31,
(Dollars in thousands)	2004	2003	2002
Average outstanding	$13,142	$11,369	$10,886
Maximum amount outstanding at any month-end during the year	16,087	15,142	15,552
Weighted average interest rate during the year	0.98%	0.98%	1.32%
Total short-term borrowings at year end	12,033	11,800	8,928
Weighted average interest rate at year end	1.22%	0.89%	1.00%

Trust and Financial Services Activities

The Bank operates a Trust Department and an Investment Department. These departments provide estate planning, investment management and financial planning to customers. At December 31, 2004, the Bank had $32 million of assets under management, of which $2 million is non-discretionary with no investment authority.

Personnel

As of December 31, 2004, the Registrant had 90 full-time employees and 29 part-time employees. The employees are not represented by a collective bargaining unit. The Registrant believes its relationship with its employees to be satisfactory.

SUPERVISION AND REGULATION

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

Regulation of the Bank

General. As a Pennsylvania chartered commercial bank with deposits insured by the FDIC which is not a Federal Reserve System member, the Bank is subject to extensive regulation and examination by the Pennsylvania Department of Banking and by the FDIC, which insures its deposits to the maximum extent permitted by law. The federal and state laws and regulations applicable to banks regulate, among other things, the scope of their business, their investments, the reserves required to be kept against deposits, the timing of the availability of deposited funds and the nature and amount of and collateral for certain loans. The laws and regulations governing the Bank generally have been promulgated to protect depositors and not for the purpose of protecting stockholders. This regulatory structure also gives the federal and state banking agencies extensive discretion in connection with their supervisory and enforcement activities and examination policies, including policies with respect to the classification of assets and the establishment of adequate loan loss reserves for regulatory purposes. Any change in such regulation, whether by the Pennsylvania Department of Banking, the FDIC or the United States Congress, could have a material impact on the Bank and its operations.

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

Regulatory Capital Requirements. The FDIC has promulgated capital adequacy requirements for state-chartered banks that, like the Bank, are not members of the Federal Reserve System. At December 31, 2004, the Bank exceeded all regulatory capital requirements and was classified as “well capitalized.”

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

The Bank is also subject to minimum capital requirements imposed by the Pennsylvania Department of Banking on Pennsylvania-chartered depository institutions. Under the Pennsylvania Department of Banking’s capital regulations, a Pennsylvania bank or savings bank must maintain a minimum leverage ratio of Tier 1 capital (as defined under the FDIC’s capital regulations) to total assets of 4%. In addition, the Pennsylvania Department of Banking has the supervisory discretion to require a higher leverage ratio for any institutions based on the institution’s substandard performance in any of a number of areas. The Bank was in compliance with both the FDIC and the Pennsylvania Department of Banking capital requirements as of December 31, 2004.

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

As a member, it is required to purchase and maintain stock in the Federal Home Loan Bank of Pittsburgh in an amount equal to 0.7% of its aggregate unpaid residential mortgage loans, home purchase contracts or similar obligations at the beginning of each year and 5% of its outstanding advances from the Federal Home Loan Bank. At December 31, 2004, the Bank was in compliance with this requirement.

Federal Reserve System. The Federal Reserve requires all depository institutions to maintain non-interest bearing reserves at specified levels against their transaction accounts (primarily checking and NOW accounts) and non-personal time deposits. The balances maintained to meet the reserve requirements imposed by the Federal Reserve may be used to satisfy the liquidity requirements that are imposed by the Department. At December 31, 2004, the Bank met its reserve requirements.

Loans to One Borrower. Under Pennsylvania and federal law, commercial banks have, subject to certain exemptions, lending limits to one borrower in an amount equal to 15% of the institution’s capital accounts. An institution’s capital account includes the aggregate of all capital, surplus, undivided profits, capital securities and general reserves for loan losses. As of December 31, 2004, loans-to-one borrower limitation was $_4_ million and the Bank was in compliance with such limitation.

Item 2. Properties

The Company operates from its main office, an operational center, and four branch offices, as described in “Item 1 - Description of Business.” All offices are owned except for two branch offices and the Operations Center. The leases have initial terms of between 5-20 years, with renewal options for additional years. The following table sets forth certain information regarding our offices:

	Year Opened	Owned or Leased		Book Value at 12/31/04
Main Office:
820 Church Street	1985	Owned		$956,000
Honesdale, PA

Branch Offices:
309 Main Avenue	1988	Owned		$1,066,000
Hawley, PA

Route 371	1995	Leased	(1)	$35,000
Damascus, PA

Route 507	1996	Leased	(2)	$507,000
Greentown, PA

Route 739
Dingmans Ferry, PA	2004	Owned		$1,092,000

Operations Center		Leased	(3)
120 Sunrise Avenue	1998			$489,000
Honesdale, PA

(1)	Lease expires 2015 with 15 year renewal option.
(2)	Lease expires 2007 with 15 year renewal option.
(3)	Lease expires 2008 with 10 year renewal option.

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

Item 4. Submission of Matters to a Vote of Security Holders

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

(a) Market for Common Equity. The Information relating to the market for Registrant’s common equity and related stockholder matters appears under “Market Prices of Stock/Dividends Paid” in the Registrant’s Annual Report to Shareholders for the fiscal year ended December 31, 2004 (“Annual Report”) which is filed as Exhibit 13 hereto and is incorporated herein by reference. During the period covered by this report, the Company did not sell any equity securities that were not registered under the Securities Act of 1933.

(b) Use of Proceeds. Not applicable

(c) Issuer Purchases of Equity Securities. Not applicable

Item 6. Selected Financial Data

The information contained in the table captioned “Summary of Selected Financial Data” in the Annual Report is incorporated herein by reference.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation

The information contained in the section captioned “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Annual Report is incorporated herein by reference.

Item 7A. Quantitative and Qualitative Disclosure About Market Risk

The information contained in the section captioned “Quantitative and Qualitative Disclosures About Market Risk” in the Annual Report is incorporated herein by reference. The consolidated financial statements and notes thereto presented herein have been prepared in accordance with U.S. generally accepted accounting principles, which generally require the measurement of financial position and operating results in terms of historical dollars without considering the changes in the relative purchasing power of money over time due to inflation. Unlike most industrial companies, nearly all of the Registrant’s assets and liabilities are monetary in nature. As a result, interest rates have a greater impact on the Registrant’s performance than do the effects of general levels of inflation. Interest rates do not necessarily move in the same direction or to the same extent as the prices of goods and services.

Item 8. Financial Statements and Supplementary Data

The Registrant’s financial statements listed in Item 15 are incorporated herein by reference from the Annual Report.

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Dimeco’s management is responsible for establishing and maintaining effective disclosure controls and procedures, as defined under Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934. As of December 31, 2004, an evaluation was performed under the supervision and with the participation of management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Registrant’s disclosure controls and procedures as of December 31, 2004. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Registrant’s disclosure controls and procedures were effective as of that date in ensuring material information required to be disclosed in this Annual Report on 10-K was recorded, processed, summarized, and reported on a timely basis. Additionally, there were no changes in the Registrant’s internal control over financial reporting that occurred during the quarter ended December 31, 2004 that have materially affected, or are reasonably likely to materially affect, the Registrant’s internal control over financial reporting.

Item 9B. Other Information

Not applicable.

PART III

Item 10. Directors and Executive Officers of the Registrant

Other information required under this item is incorporated herein by reference to the Proxy Statement for the 2005 Annual Meeting of Shareholders (the “Proxy Statement”) contained under the sections captioned “Section 16(a) Beneficial Ownership Reporting Compliance,” and “Election of Directors.”

The Registrant has adopted a Code of Ethics that applies to its principal executive officers, principal financial officer, principal accounting officer or controller or persons performing similar functions. A copy of the Registrant’s Code of Ethics will be provided to any person without charge upon written request to Secretary, Dimeco, Inc., PO Box 509, Honesdale, PA 18431.

Item 11. Executive Compensation

The information required by this item is incorporated by reference to the Proxy Statement contained under the section captioned “Director and Executive Officer Compensation.”

Item 12. Security Ownership of Certain Beneficial Owners and Management

(a)	Security Ownership of Certain Beneficial Owners

Information required by this item is incorporated herein by reference to the section captioned “Principal Holders” of the Proxy Statement.

(b)	Security Ownership of Management

Information required by this item is incorporated herein by reference to the section captioned “Proposal I — Election of Directors” of the Proxy Statement.

(c)	Changes in Control

Management of the Registrant knows of no arrangements, including any pledge by any person of securities of the Registrant, the operation of which may at a subsequent date result in a change in control of the registrant.

(d)	Securities Authorized for Issuance Under Equity Compensation Plans

Set forth below is information as of December 31, 2004 with respect to compensation plans under which equity securities of the Registrant are authorized for issuance.

EQUITY COMPENSATION PLAN INFORMATION

	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted-average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))

Equity compensation plans approved by shareholders:
2000 Independent Directors Stock Option Plan	28,500	$13.00	10,000
2000 Stock Incentive Plan	71,170	$15.48	24,000
Equity compensation plans not approved by shareholders	n/a	n/a	n/a

TOTAL	99,670	$14.77	34,000

Item 13. Certain Relationships and Related Transactions

The information required by this item is incorporated herein by reference to the section captioned “Certain Relationships and Related Transactions” in the Proxy Statement.

Item 14. Principal Accounting Fees and Services

The information called for by this item is incorporated herein by reference to the section entitled “Ratification of Appointment of Accountants” in the Proxy Statement.

Part IV

Item 15. Exhibits, Financial Statement Schedules

(a) The following documents are filed as a part of this report:

(1) The consolidated balance sheet of Dimeco, Inc. as of December 31, 2004 and 2003 and the related consolidated statements of income, changes in stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2004, together with the related notes and the independent auditors’ report of S.R. Snodgrass, A.C., independent certified public accountants for the three years ended December 31, 2004.

(2) Schedules omitted as they are not applicable.

(3) The following exhibits are included in this Report or incorporated herein by reference:

3(i)	Articles of Incorporation of Dimeco, Inc., as amended

3(ii)	Amended Bylaws of Dimeco, Inc.***

10.1†	2000 Independent Directors Stock Option Plan*

10.2†	2000 Stock Incentive Plan**

10.3†	Form of Salary Continuation Plan for Executive Officers****

10.4†	Form of Deferred Compensation Plan for Directors***

10.5†	Form of Split Dollar Agreement with a Director***

13	Annual Report to Shareholders for the fiscal year ended December 31, 2004

14	Code of Ethics for Principal Executive Officers and Senior Financial Officers ****

21	Subsidiaries of the Registrant

23	Consent of S.R. Snodgrass, A.C.

31.1	Rule 13a-14(a)/15d-14(a) Certificate

31.2	Rule 13a-14(a)/15d-14(a) Certificate

32.1	Section 1350 Certification

†	Management contract or compensatory plan or arrangement.
*	Incorporated by reference to Exhibit 99.1 to the Registration Statement on Form S-8 (File No. 333-69420) filed with the Commission on September 14, 2002.
**	Incorporated by reference to Exhibit 99.1 to the Registration Statement on Form S-8 (File No. 333-69416) filed with the Commission on September 14, 2002.
***	Incorporated by reference to the identically numbered exhibits to the Registrant’s Form 10-KSB for the fiscal year ended December 31, 2001.
****	Incorporated by reference to the identically numbered exhibit to the Registrant’s Form 10-KSB for the fiscal year ended December 31, 2003.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DIMECO, INC.

Date: March 28, 2005	By:	/s/ Gary C. Beilman
Gary C. Beilman
President and Chief Executive Officer (Duly Authorized Representative)

Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below as of March 28, 2005 by the following persons on behalf of the registrant and in the capacities indicated.

/s/ William E. Schwarz	/s/ Gary C. Beilman
William E. Schwarz	Gary C. Beilman
Chairman of the Board and Director	President, Chief Executive Officer and Director
(Principal Executive Officer)

/s/ Maureen H. Beilman	/s/ Robert E. Genirs
Maureen H. Beilman	Robert E. Genirs
Chief Financial Officer and Treasurer	Director
(Principal Financial and Accounting Officer)

/s/ Barbara Jean Genzlinger	/s/ John S. Kiesendahl
Barbara Jean Genzlinger	John S. Kiesendahl
Director	Vice Chairman of the Board and Director

/s/ Thomas A. Peifer	/s/ Henry M. Skier
Thomas A. Peifer	Henry M. Skier
Director	Director

/s/ John F. Spall
John F. Spall
Director