Form 10-Q
period 2005-03-31
DIMECO INC
filed 2005-05-13
CIK 898037

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OF 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

or

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

As of May 1, 2005, the registrant had outstanding 1,545,269 shares of its common stock, par value $.50 share.

Dimeco, Inc.

Dimeco, Inc.

CONSOLIDATED BALANCE SHEET (unaudited)

(in thousands)	March 31, 2005	December 31, 2004
Assets
Cash and due from banks	$5,808	$4,139
Interest-bearing deposits in other banks	36	15
Federal funds sold	7,076	978

Total cash and cash equivalents	12,920	5,132

Mortgage loans held for sale (market value $427 and $112)	427	112
Investment securities available for sale	47,759	55,662
Investment securities held to maturity (market value of $213 and $216)	198	198

Loans (net of unearned income of $748 and $623)	259,062	253,141
Less allowance for loan losses	3,393	3,172

Net loans	255,669	249,969

Premises and equipment	6,092	5,580
Accrued interest receivable	1,151	1,106
Bank-owned life insurance	5,112	5,065
Other assets	2,644	2,897

TOTAL ASSETS	$331,972	$325,721

Liabilities
Deposits :
Noninterest-bearing	$32,456	$30,380
Interest-bearing	242,541	240,162

Total deposits	274,997	270,542

Short-term borrowings	13,573	12,033
Other borrowed funds	11,245	11,349
Accrued interest payable	636	609
Other liabilities	1,514	1,492

TOTAL LIABILITIES	301,965	296,025

Stockholders’ Equity
Common stock, $.50 par value; 5,000,000 shares authorized; 1,549,269 and 1,548,994 shares issued	775	774
Capital surplus	4,380	4,377
Retained earnings	25,040	24,496
Accumulated other comprehensive income (loss)	(188)	49

TOTAL STOCKHOLDERS’ EQUITY	30,007	29,696

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$331,972	$325,721

See accompanying notes to the unaudited consolidated financial statements.

Dimeco, Inc.

CONSOLIDATED STATEMENT OF INCOME (unaudited)

(in thousands, except per share) For the three months ended March 31,	2005	2004
Interest Income
Interest and fees on loans	$3,711	$3,232
Federal funds sold	18	4
Investment securities:
Taxable	404	423
Exempt from federal income tax	38	73
Other	4	—

Total interest income	4,175	3,732

Interest Expense
Deposits	1,142	985
Short-term borrowings	36	22
Other borrowed funds	115	21

Total interest expense	1,293	1,028

Net Interest Income	2,882	2,704
Provision for loan losses	220	377

Net Interest Income, After Provision for Loan Losses	2,662	2,327

Noninterest Income
Services charges on deposit accounts	294	299
Mortgage loans held for sale gains, net	106	100
Brokerage commissions	117	163
Investment securities gains	2	—
Other income	219	154

Total noninterest income	738	716

Noninterest Expense
Salaries and employee benefits	1,091	952
Occupancy expense, net	202	169
Furniture and equipment expense	137	112
Other expense	611	589

Total noninterest expense	2,041	1,822

Income before income taxes	1,359	1,221
Income taxes	428	371

NET INCOME	$931	$850

Earnings per Share - basic	$0.60	$0.56

Earnings per Share - diluted	$0.58	$0.53

Average shares outstanding - basic	1,549,187	1,529,925

See accompanying notes to unaudited consolidated financial statements.

Dimeco, Inc.

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (unaudited)

	Three months ended March 31,
	2005	2004
Net income	$931	$850
Other comprehensive income:
Unrealized gain (loss) on available for sale securities	(361)	19

Less: Reclassification adjustment for gain included in net income	2	—

Other comprehensive income (loss) before tax	(359)	19
Income tax expense (benefit) related to other comprehensive income (loss)	(122)	6

Other comprehensive income (loss), net of tax	(237)	13

Comprehensive income	$694	$863

See accompanying notes to the unaudited consolidated financial statements.

Dimeco, Inc.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (unaudited)

(amounts in thousands)	Common Stock	Capital Surplus	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
Balance December 31, 2004	$774	$4,377	$24,496	$49	$29,696
Net income			931		931
Net unrealized loss on available for sale securities				(237)	(237)
Exercise of stock options	1	3			4
Cash dividends ($.25 per share)			(387)		(387)

Balance, March 31, 2005	$775	$4,380	$25,040	$(188)	$30,007

See accompanying notes to the unaudited consolidated financial statements.

Dimeco, Inc.

CONSOLIDATED STATEMENT OF CASH FLOWS (unaudited)

(in thousands) for the three months ended March 31,	2005	2004
Operating Activities
Net income	$931	$850
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	220	377
Depreciation and amortization	196	160
Amortization of premium and discount on investment securities, net	(148)	29
Amortization of net deferred loan origination fees	(15)	(25)
Investment securities gains	(2)	—
Origination of loans held for sale	(3,710)	(1,942)
Proceeds from sale of loans	3,502	2,654
Mortgage loans sold gains, net	(106)	(100)
Decrease (increase) in accrued interest receivable	(45)	9
Increase (decrease) in accrued interest payable	27	(75)
Other, net	114	(174)

Net cash provided by operating activities	964	1,763

Investing Activities
Investment securities available for sale:
Proceeds from sales	6	—
Proceeds from maturities or paydown	59,215	19,602
Purchases	(51,527)	(4,492)
Net increase in loans	(5,906)	(8,757)
Redemption of Federal Home Loan Bank stock	179	—
Purchase of premises and equipment	(651)	(45)

Net cash provided by investing activities	1,316	6,308

Financing Activities
Net increase (decrease) in deposits	4,455	(9,480)
Net increase (decrease) in short-term borrowings	1,540	(1,979)
Net increase in other borrowed funds	—	3,000
Repayment of other borrowed funds	(104)	—
Proceeds from exercise of stock options	4	98
Cash dividends paid	(387)	(343)

Net cash provided by (used for) financing activities	5,508	(8,704)

Increase (decrease) in cash and cash equivalents	7,788	(633)

Cash and cash equivalents at beginning of period	5,132	10,210

Cash and cash equivalents at end of period	$12,920	$9,577

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

Recent Accounting Pronouncements

In April, the Securities and Exchange Commission adopted a new rule that amends the compliance dates for Financial Accounting Standards Board’s (“FASB”) Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment (FAS No. 123R). The Statement requires that compensation cost relating to share-based payment transactions be recognized in financial statements and that this cost be measured based on the fair value of the equity or liability instruments issued. FAS No. 123 (Revised 2004) covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. The Company will adopt FAS No. 123 (Revised 2004) on January 1, 2006 and is currently evaluating the impact the adoption of the standard will have on the Company’s results of operations.

In December 2004, FASB issued FAS No. 153, “Exchanges of Nonmonetary Assets - An Amendment of APB Opinion No. 29”. The guidance in APB Opinion No. 29, “Accounting for Nonmonetary Transactions”, is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. The guidance in that Opinion, however, included certain exceptions to that principle. FAS No. 153 amends Opinion No. 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The provisions of FAS No. 153 are effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. Early application is permitted and companies must apply the standard prospectively. The adoption of this standard is not expected to have a material effect on the Company’s results of operations or financial position.

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

	Three Months Ended March 31,
	2005	2004
Net income as reported	$931	$850
Less pro forma expense related to options	3	4

Pro forma net income	$928	$846

Basic net income per common share:
As reported	$0.60	$0.56
Pro forma	$0.60	$0.55

Diluted net income per common share:
As reported	$0.58	$0.53
Pro forma	$0.58	$0.53

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

	For the three months ended March 31,
	2005	2004
Weighted average common stock and common stock equivalents used to calculate basic earnings per share	1,549,187	1,529,925
Additional common stock equivalents (stock options) used to calculate diluted earnings per share	54,376	69,869

Weighted average common stock and common stock equivalents used to calculate diluted earnings per share	1,603,563	1,599,794

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

Financial Condition

Total assets increased $6,251,000 or 1.9% from December 31, 2004 to March 31, 2005.

Cash and cash equivalent increased $7,788,000 or 151.8% due to larger balances in federal funds sold. The Company uses these interest-bearing overnight investments for liquidity purposes; the increase is the result of short-term security maturities which were not yet reinvested in similar bonds.

Investment securities available for sale declined $7,903,000 or 14.2% from December 31, 2004 to March 31, 2005. A portion of these funds were used to fund loan demand which has continued to expand at a more rapid pace than deposit growth but the majority of the decline was invested in overnight federal funds sold until reinvestment in early April 2005.

Loans increased $5,921,000 or 2.3% from December 31, 2004 to March 31, 2005. Commercial real estate loans continued to account for the majority of growth, increasing by $9,643,000 or 7.2% with the origination of several large loans for real estate investment and to a recreational vehicle dealer. Declines in most other categories of loans as a result of regularly scheduled payments and payoffs offset this growth in commercial real estate loans.

Premises and equipment increased $512,000 or 9.2% with the purchase of an adjacent property to the Honesdale office. That facility is at maximum capacity with no room for additional needed parking and drive-in lanes. The purchase of this property will allow development of these facilities and allow for future expansion needs.

Total deposits increased $4,455,000 or 1.6% from December 31, 2004 to March 31, 2005. Growth came mainly from the Dingmans Ferry office which has established new deposit relationships of over $3 million during the first quarter of 2005. Competition for deposits continues to be strong in the markets we serve and management believes that we have to be proactive in order to increase our market share and attract additional deposits.

The bank offered a high rate certificate of deposit product in the first quarter in which existing customers took advantage of the higher interest rate and moved deposits into these accounts along with new customers attracted by the rate. The highest rate is offered to customers who have multiple accounts with the bank, attracting additional lower or noninterest deposits along with the certificates of deposit.

Short-term borrowings increased $1,540,000 or 12.8% in the first quarter of 2005 due to seasonal customer cash increases.

Stockholders’ equity increased $311,000 or 1.0% from December 31, 2004 to March 31, 2005. Net income of $931,000 was offset by dividend declarations of $387,000. Available for sale investments declined in market value, representing a decrease of $237,000 in accumulated other comprehensive income during the period. Regulatory capital ratios of 11.9% total risk-based capital and 10.7% Tier I capital continue to exceeded the regulatory guidelines of 8.0% and 4.0%. The Company’s leverage ratio was 9.2% at March 31, 2005 and compared favorably to the regulatory minimum of 3.0%.

Results of Operations

Comparison of the three months ended March 31, 2005 and 2004

Net income for the quarter ended March 31, 2005 was $931,000 representing an increase of $81,000 or 9.5% over net income in the first quarter of 2004.

Net interest income increased $178,000 or 6.6% during the year between the first quarter of 2004 and 2005. With the prime interest rate increasing 1.75% over the period, interest and fees on loans increased $479,000 or 14.8% in 2005 as compared to 2004. The average balance of loans increased $30,229,000 or 13.5% in 2005 as compared to 2004 while the average interest rate received increased 13 basis points to 5.92%. Although new loans are usually granted at prime plus up to 1.5%, commercial real estate loans are typically granted with a fixed rate of interest for a one, two or three year period converting to an annually adjustable interest rate for future periods, generally tied to the prime rate. These loans will not adjust immediately but will increase in future periods.

Interest expense increased $265,000 or 25.8% during the first quarter of 2005 as compared to the same period in 2004. Interest on deposits increased $157,000 or 15.9%. The average balance of interest-bearing deposits increased $12,454,000 or 5.4% while the average interest rate paid increased 18 basis points to 1.9%. Interest expense of other borrowed funds increased $94,000 or 447.6% with an increase in the average balance of $8,819,000 or 327.8% while the average interest rate paid increased .52%. Management chose to borrow funds at fixed interest rates in the current rising rate environment. During 2004, deposit growth was not sufficient to meet liquidity demand for loan growth. Fixed rate funds were borrowed from the Federal Home Loan Bank of Pittsburgh (FHLB) to manage funding for loans after analysis of alternative sources.

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

The provision for loan losses decreased $157,000 or 41.6% from 2004 to 2005. In 2004 management recognized a potential problem with a commercial loan and deemed it prudent to record additional provision expense in relation to that loan. The loan has since been removed from the books.

Salaries and employee benefits increased $139,000 or 14.6% in the first quarter of 2005 as compared to 2004. This increase in the result of a number of events: 1)several middle managers were hired in late 2004 and January 2005, 2)the title insurance subsidiary employees were not hired until after the first quarter of 2004 so there is no wage expense in the first quarter of 2004 , 3)commission expense for certain employees was not determined until later periods in 2004 but was calculated and recorded in the first quarter of 2005, 4)due to increasing local competition for a limited number of entry level employees, we found it necessary to increase entry level pay scales for new and existing employees in January 2005, 5)the Dingmans Ferry office opened in December 2005 with management staff hired in the third quarter of 2004 and the fourth quarter of 2004 and 6)all other employees were granted annual salary increases in January 2005. Additionally, the cost of employee benefits was greater in 2005 than in 2004 based upon higher costs of medical insurance along with the greater number of employees who were eligible for all benefits.

Due to the opening of the Dingmans Ferry office, expenses relating to both occupancy and furniture and equipment expense increased in 2005. Occupancy expense was $33,000 or 19.5% greater in the first quarter of 2005 compared to the same period in 2004 and furniture and equipment expense was $25,000 or 22.3% greater.

Liquidity and Cash Flows

To ensure that the Company can satisfy customer credit needs for current and future commitments and deposit withdrawal requirements, the Bank manages the liquidity position by ensuring that there are adequate short-term funding sources available for those needs. Liquid assets consist of cash and due from banks, federal funds sold, interest-bearing deposits with other banks and investment securities maturing in one year or less. The following table shows these liquidity sources, minus short-term borrowings, as of March 31, 2005 compared to December 31, 2004:

(dollars in thousands)	March 31, 2005	December 31, 2004
Cash and due from banks	$5,808	$4,139
Interest-bearing deposits with other banks	36	15
Federal funds sold	7,076	978
Mortgage loans held for sale	427	112
Investment securities maturing in one year or less	38,113	45,208

	51,460	50,452
Less short-term borrowings	13,573	12,033

Net liquidity position	$37,887	$38,419

As a percent of total assets	11.41%	11.80%

Other sources of liquidity are cash flows from regularly scheduled and prepayments of loans, sales or maturities in the investment portfolio, sales of residential mortgages in the secondary market, operating income and deposit growth. The Consolidated Statement of Cash Flows specifically details the contribution of each source. In addition, the Bank has the ability to borrow from the Federal Home Loan Bank of Pittsburgh with the maximum borrowing capacity at March 31, 2005 of $72 million.

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

Risk Elements

The table below presents information concerning nonperforming assets including nonaccrual loans, renegotiated loans, loans 90 days or more past due, other real estate loans and repossessed assets at March 31, 2005 and December 31, 2004. A loan is classified as nonaccrual when, in the opinion of management, there are doubts about collectability of interest and principal. At the time the accrual of interest is discontinued, future income is recognized only when cash is received. Renegotiated loans are those loans which terms have been renegotiated to provide a reduction or deferral of principal or interest as a result of the deterioration of the borrower.

(dollars in thousands)	March 31, 2005	December 31, 2004
Loans on nonaccrual basis	$309	$261
Loans past due 90 days or more	208	293
Renegotiated loans	—	—

Total nonperforming loans	517	554
Other real estate	—	—
Repossessed assets	—	—

Total nonperforming assets	$517	$554

Nonperforming loans as a percent of total loans	0.2%	0.2%

Nonperforming assets as a percent of total assets	0.2%	0.2%

Allowance for loan loss as a percent of loans	1.31%	1.25%

Management believes the level of the allowance for loan losses at March 31, 2005 is adequate to cover probable losses inherent in the loan portfolio. The relationship between the allowance for loan losses and outstanding loans is a function of the credit quality and known risk attributed to the loan portfolio. The on-going loan review program and management analysis is used to determine the adequacy of the allowance for loan losses.

Included in total loans are loans of $461,000 which management has classified as impaired under the terms of FAS No. 114, “Accounting by Creditors for Impairment of a Loan – Income Recognition and Disclosure”. The related allowance for loan losses on these loans amounted to $21,000. There were no impaired loans without a related allowance for loan losses. The average balance of impaired loans for the year to date was $461,000.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

A key function of management in its role as the Asset/Liability Committee (“ALCO”) is to evaluate the Company’s exposure to interest rate risk. The primary business of the Company in the financial services industry is to act as a depository financial intermediary. In this role, an integral element of risk involves the chance that prevailing interest rates will adversely affect assets, liabilities, capital, income and/or expense at different times and in different amounts. The ALCO is comprised of all Senior Officers and the Vice Presidents in charge of deposit operations and information technology of the Bank. This committee reports directly to the Board of Directors on at least a quarterly basis.

Two separate reports are used to assist in measuring interest rate risk. The first is the Statement of Interest Sensitivity Gap report. This report matches all interest-earning assets and all interest-bearing liabilities by the time frame in which funds can be reinvested or repriced. The second report is the Interest Rate Shock Analysis discussed in more detail below. In both reports, there are inherent assumptions that must be used in the evaluation. These assumptions include the maturity or repricing times of deposits, even though all deposits, other than time deposits, have no stated maturity and the reference that interest rate shifts will be parallel, with the rates of assets and liabilities shifting in the same amount in the same time frame. In reality, various assets and various liabilities will react differently to changes in interest rates, with some lagging behind the change and some anticipating the upcoming change and reacting before any actual change occurs. Each tool also suggests that there is a propensity to replace assets and liabilities with similar assets and liabilities rather than taking into consideration management’s ability to reallocate the Balance Sheet. In addition, the models used do not include any elements to determine how an action by management to increase or decrease interest rates charged on loans or paid on deposits or to increase borrowings at the FHLB will affect the results of the analysis. In spite of these limitations, these analyses are still very good tools to assist in management of the Company and similar versions of these same reports are used by all financial institutions.

Statement of Interest Sensitivity Gap

(amounts in thousands)	90 days or less	>90 days but < 1 year	1 - 5 years	>5 years	Total
Assets:
Interest-bearing deposits in other banks	$7,112	$—	$—	$—	$7,112
Mortgage loans held for sale	427	—	—	—	427
Investment securities available for sale (1) (4) (6)	27,367	10,746	7,579	2,067	47,759
Investment securities held to maturity (1)	—	—	198	—	198
Loans (1) (5)	54,151	66,626	95,807	43,354	259,938

Rate sensitive assets	$89,057	$77,372	$103,584	$45,421	$315,434

Liabilities:
Interest-bearing deposits:
Interest-bearing demand (2)	$2,963	$9,261	$24,818	$—	$37,042
Money market (3)	5,066	14,902	9,835	—	29,803
Savings (2)	3,376	10,548	28,270	—	42,194
Time deposits	32,221	59,009	42,272	—	133,502
Short-term borrowings	13,573	—	—	—	13,573
Other borrowings	—	—	5,000	6,245	11,245

Rate sensitive liabilities	$57,199	$93,720	$110,195	$6,245	$267,359

Interest sensitivity gap	$31,858	$(16,348)	$(6,611)	$39,176	$48,075
Cumulative gap	$31,858	$15,510	$8,899	$48,075
Cumulative gap to total assets	9.60%	4.67%	2.68%	14.48%

(1)	Investments and loans are included in the earlier of the period in which interest rates are next scheduled to adjust or in which they are due. No adjustment has been made for scheduled repayments or for anticipated prepayments.
(2)	Interest-bearing demand deposits, Passbook savings and Statement savings are segmented based on the percentage of decay method. The decay rates used include 8.00% 0-3 months, 12.50% 4-6 months, 12.50% 7-12 months and 67.00% 13-36 months.
(3)	Money market deposits are segmented based on the percentage of decay method. The decay rates used include 17.00% 0-3 months, 25.00% 4-6 months, 25.00% 7-12 months and 33.00% 13-36 months.
(4)	Includes Federal Home Loan Bank and Atlantic Central Bankers Bank stock which is included in Other Assets on the Consolidated Financial Statements.
(5)	Does not include loans in nonaccrual status, deposit overdrafts, unposted items or deferred fees on loans.
(6)	Among Dimeco’s investment portfolios are step-up securities. These securities are characterized by having tiered (usually increasing) interest rates over their life. Due to this feature these securities have been reallocated from their matuity date to their next step-up date. The specific impact of this policy by timeframe is as follows: “90 days or less” increased $3,946, “>90 days but < 1” year increased $9,748 “1 - 5 years” decreased $1,976 and “>5 years” decreased $11.717.

As this report shows, the Company was in an asset sensitive position at March 31, 2005. This means that in the one year time frame there were more interest-sensitive assets than liabilities. Management feels that the optimal position in a rising interest rate scenario is to be asset sensitive since assets tend to reprice quicker than liabilities. The Company has classified its callable, step-up U.S. Government Agency bonds in the periods in which the bonds will next reprice versus the period in which they mature since, in management’s judgment, these repricing events will occur either through the purchase terms or through the call functions inherent in the bonds.

The second report used to monitor interest rate risk is the Interest Rate Shock Analysis. This tool attempts to determine the affect on income of various shifts in the interest rate environment. In particular, a shift of 200 basis points, or 2% in interest rates, is the industry standard. Given a downward shift of 200 basis points, net interest income would decrease by $360,000 or 12.5% while net income would decrease $209,000 or 22.5%. Given the Federal Reserve’s current stance of increasing interest rates quarterly, management feels that a general decrease in interest rates of this magnitude is not probable. The results of a potential shift of 200 basis points in either direction are well within internal policy guidelines. If the results were not tolerable, our policy would determine that management should reallocate the Balance Sheet in order to maintain compliance with the policy.

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

PART II - OTHER INFORMATION

Item 1    -    Legal Proceedings

    NONE

Item 2    -    Unregistered Sales of Equity Securities and Use of Proceeds

    NONE

Item 3    -    Defaults upon Senior Securities

    NONE

Item 4    -    Submissions of Matters to a Vote of Security Holders

The following represents the results of matters submitted to a vote of the stockholders at the Annual Meeting held on April 28, 2005:

1.	Election of Directors:

The following directors were re-elected with terms to expire in 2008:

	For	Withhold Authority
Gary C. Beilman	1,128,720	48,592
Robert E. Genirs	1,128,882	48,430
Thomas A. Peifer	1,167,373	9,939

2.	S.R. Snodgrass, A.C. was elected as the Company’s Independent Auditors for the year ending December 31, 2005 by the following vote:

For	1,163,946
Against	7,671
Abstain	5,694

Item 5    -    Other Information

    NONE

Item 6    -    Exhibits

    Report on April 22, 2005 - News Release of Registrant – Dimeco, Inc. Announces 2005 first Quarter Earnings

Exhibit Number:
31.1	Certification Pursuant to 15 U.S.C. Section 10A, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2003

31.2	Certification Pursuant to 15 U.S.C. Section 10A, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2003

32	Certification Pursuant to 18 U.S.C. Section 1350

99	Report of Independent Registered Public Accounting Firm

The following exhibits are included in this Report or incorporated herein by reference:

3(i)	Articles of Incorporation of Dimeco, Inc.*

3(ii)	Amended Bylaws of Dimeco, Inc.****

10.1	2000 Independent Directors Stock Option Plan**

10.2	2000 Stock Incentive Plan***

10.3	Form of Salary Continuation Plan for Executive Officers****

10.4	Form of Deferred Compensation Plan for Directors****

*	Incorporated by reference to the Exhibit 3A to the Form S-4 (File No. 333-58936) filed with the Commission on February 26, 1993.
**	Incorporated by reference to Exhibit 99.1 to the Form S-8 (File No. 333-69420) filed with the Commission on September 14, 2002.
***	Incorporated by reference to Exhibit 99.1 to the Form S-8 (File No. 333-69416) filed with the Commission on September 14, 2002.
****	Incorporated by reference to the identically numbered exhibits of the Registrant’s Form 10-KSB for the year ended December 31, 2001 filed on March 26, 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused the report to be signed on its behalf by the undersigned, thereunto duly authorized.

DIMECO, INC.

Date: May 10, 2005	By:	/s/ Gary C. Beilman
Gary C. Beilman
President and Chief Executive Officer

Date: May 10, 2005	By:	/s/ Maureen H. Beilman
Maureen H. Beilman
Chief Financial Officer