Form 10-Q
period 2005-06-30
DIMECO INC
filed 2005-08-12
CIK 898037

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OF 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

or

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

As of August 1, 2005, the registrant had outstanding 1,544,269 shares of its common stock, par value $.50 share.

Dimeco, Inc.

Dimeco, Inc.

CONSOLIDATED BALANCE SHEET (unaudited)

(in thousands)	June 30, 2005	December 31, 2004
Assets
Cash and due from banks	$6,297	$4,139
Interest-bearing deposits in other banks	3,062	15
Federal funds sold	2,132	978

Total cash and cash equivalents	11,491	5,132

Mortgage loans held for sale (market value $112)	—	112
Investment securities available for sale	55,083	55,662
Investment securities held to maturity (market value of $211 and $216)	199	198

Loans (net of unearned income of $622 and $623)	268,510	253,141
Less allowance for loan losses	3,568	3,172

Net loans	264,942	249,969

Premises and equipment	6,182	5,580
Accrued interest receivable	1,179	1,106
Bank-owned life insurance	5,159	5,065
Other assets	2,600	2,897

TOTAL ASSETS	$346,835	$325,721

Liabilities
Deposits :
Noninterest-bearing	$37,103	$30,380
Interest-bearing	245,293	240,162

Total deposits	282,396	270,542

Short-term borrowings	19,104	12,033
Other borrowed funds	12,639	11,349
Accrued interest payable	614	609
Other liabilities	1,402	1,492

TOTAL LIABILITIES	316,155	296,025

Stockholders’ Equity
Common stock, $.50 par value; 5,000,000 shares authorized; 1,549,269 and 1,548,994 shares issued	775	774
Capital surplus	4,380	4,377
Retained earnings	25,691	24,496
Accumulated other comprehensive income	7	49
Treasury stock, at cost (5,000 shares)	(173)	—

TOTAL STOCKHOLDERS’ EQUITY	30,680	29,696

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$346,835	$325,721

See accompanying notes to the unaudited consolidated financial statements.

Dimeco, Inc.

CONSOLIDATED STATEMENT OF INCOME (unaudited)

(in thousands, except per share)	For the three months ended June 30,		For the six months ended June 30,
	2005	2004	2005	2004
Interest Income
Interest and fees on loans	$4,132	$3,315	$7,843	$6,547
Investment securities:
Taxable	433	443	837	866
Exempt from federal income tax	36	51	74	124
Other	52	11	74	15

Total interest income	4,653	3,820	8,828	7,552

Interest Expense
Deposits	1,244	965	2,386	1,950
Short-term borrowings	59	32	95	54
Other borrowed funds	119	56	234	77

Total interest expense	1,422	1,053	2,715	2,081

Net Interest Income	3,231	2,767	6,113	5,471

Provision for loan losses	173	488	393	865

Net Interest Income After Provision for Loan Losses	3,058	2,279	5,720	4,606

Noninterest Income
Services charges on deposit accounts	328	324	622	623
Mortgage loans held for sale gains, net	57	62	164	162
Investment securities gains	—	85	2	85
Brokerage commissions	98	65	215	228
Other income	135	149	353	303

Total noninterest income	618	685	1,356	1,401

Noninterest Expense
Salaries and employee benefits	1,126	954	2,217	1,906
Occupancy expense, net	178	152	380	321
Furniture and equipment expense	140	119	277	232
Other expense	712	607	1,323	1,195

Total noninterest expense	2,156	1,832	4,197	3,654

Income before income taxes	1,520	1,132	2,879	2,353
Income taxes	481	348	909	719

NET INCOME	$1,039	$784	$1,970	$1,634

Earnings per Share - basic	$0.67	$0.51	$1.27	$1.07

Earnings per Share - diluted	$0.65	$0.49	$1.23	$1.02

Dividends per share	$0.25	$0.23	$0.50	$0.46

Average shares outstanding - basic	1,549,269	1,535,347	1,549,228	1,532,636

See accompanying notes to unaudited consolidated financial statements.

Dimeco, Inc.

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (unaudited)

	Three months ended June 30,		Six months ended June 30,
	2005	2004	2005	2004
Net income	$1,039	$784	$1,970	$1,634

Other comprehensive income:
Unrealized gain (loss) on available for sale securities	295	(508)	(62)	(489)
Less: Reclassification adjustment for gain included in net income	—	85	2	85

Other comprehensive income (loss) before tax	295	(593)	(64)	(574)

Income tax expense (benefit) related to other comprehensive income (loss)	100	(201)	(22)	(195)

Other comprehensive income (loss), net of tax	195	(392)	(42)	(379)

Comprehensive income	$1,234	$392	$1,928	$1,255

See accompanying notes to the unaudited consolidated financial statements.

Dimeco, Inc.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (unaudited)

(amounts in thousands)	Common Stock	Capital Surplus	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Stockholders’ Equity
Balance December 31, 2004	$774	$4,377	$24,496	$49	$—	$29,696
Net income			1,970			1,970
Net unrealized loss on available for sale securities				(42)		(42)
Exercise of stock options	1	3				4
Purchase treasury stock					(173)	(173)
Cash dividends ($.50 per share)			(775)			(775)

Balance, June 30, 2005	$775	$4,380	$25,691	$7	$(173)	$30,680

See accompanying notes to the unaudited consolidated financial statements.

Dimeco, Inc.

CONSOLIDATED STATEMENT OF CASH FLOWS (unaudited)

(in thousands)	2005	2004
For the six months ended June 30,
Operating Activities
Net income	$1,970	$1,634
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	393	865
Depreciation and amortization	392	345
Amortization of premium and discount on investment securities, net	(306)	6
Amortization of net deferred loan origination fees	(42)	(30)
Investment securities gains	(2)	(85)
Origination of loans held for sale	(5,431)	(4,345)
Proceeds from sale of loans	5,707	4,417
Mortgage loans sold gains, net	(164)	(162)
Decrease (increase) in accrued interest receivable	(73)	55
Increase (decrease) in accrued interest payable	5	(125)
Deferred federal income taxes	142	12
Other, net	(236)	(1,199)

Net cash provided by operating activities	2,355	1,388

Investing Activities
Investment securities available for sale:
Proceeds from sales	6	160
Proceeds from maturities or paydown	113,229	36,058
Purchases	(112,411)	(28,947)
Net increase in loans	(15,324)	(16,647)
Redemption of Federal Home Loan Bank stock	112	—
Purchase of premises and equipment	(879)	(337)

Net cash provided by investing activities	(15,267)	(9,713)

Financing Activities
Net increase (decrease) in deposits	11,854	(279)
Net increase in short-term borrowings	7,071	3,784
Proceeds from other borrowed funds	1,500	9,000
Repayment of other borrowed funds	(210)	(64)
Purchase treasury stock	(173)	—
Proceeds from exercise of stock options	4	134
Cash dividends paid	(775)	(696)

Net cash provided by financing activities	19,271	11,879

Increase in cash and cash equivalents	6,359	3,554

Cash and cash equivalents at beginning of period	5,132	10,210

Cash and cash equivalents at end of period	$11,491	$13,764

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

Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment (FAS No. 123R). FAS No. 123R revised FAS No. 123, Accounting for Stock-Based Compensation, and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and its related implementation guidance. FAS No. 123R will require compensation costs related to share-based payment transactions to be recognized in the financial statement (with limited exceptions). The amount of compensation cost will be measured based on the grant-date fair value of the equity or liability instruments issued. Compensation cost will be recognized over the period that an employee provides service in exchange for the award.

In April, the Securities and Exchange Commission adopted a new rule that amends the compliance dates for FAS No. 123R. The Statement requires that compensation cost relating to share-based payment transactions be recognized in financial statements and that this cost be measured based on the fair value of the equity or liability instruments issued. FAS No. 123R covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. The Company will adopt FAS No. 123R on January 1, 2006 and is currently evaluating the impact the adoption of the standard will have on the Company’s results of operations.

In March 2005, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 107 (“SAB No. 107”), Share-Based Payment, providing guidance on option valuation methods, the accounting for income tax effects of share-based payment arrangements upon adoption of FAS No. 123R, and the disclosures in MD&A subsequent to the adoption. The Company will provide SAB No. 107 required disclosures upon adoption of FAS No. 123R on January 1, 2006 and is currently evaluating the impact the adoption of the standard will have on the Company’s financial condition, results of operations, and cash flows.

In December 2004, FASB issued FAS No. 153, Exchanges of Nonmonetary Assets - An Amendment of APB Opinion

No. 29. The guidance in APB Opinion No. 29, Accounting for Nonmonetary Transactions, is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. The guidance in that Opinion, however, included certain exceptions to that principle. FAS No. 153 amends Opinion No. 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The provisions of FAS No. 153 are effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. Early application is permitted and companies must apply the standard prospectively. The adoption of this standard is not expected to have a material effect on the Company’s results of operations or financial position.

In June 2005, the FASB issued FAS No. 154, Accounting Changes and Errors Corrections, a replacement of APB Opinion No. 20 and FAS No. 3. The Statement applies to all voluntary changes in accounting principle, and changes the requirements for accounting for and reporting of a change in accounting principle. FAS No. 154 requires retrospective application to prior periods’ financial statements of a voluntary change in accounting principle unless it is impractical. APB Opinion No. 20 previously required that most voluntary changes in accounting principle be recognized by including in net income of the period of the change the cumulative effect of changing to the new accounting principle. FAS No.154 improves the financial reporting because its requirements enhance the consistency of financial reporting between periods.

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

	Three months ended June 30,		Six months ended June 30,
	2005	2004	2005	2004
Net income as reported	$1,039	$784	$1,970	$1,634
Less pro forma expense related to options	3	6	6	10

Pro forma net income	$1,036	$778	$1,964	$1,624

Basic net income per common share:
As reported	$0.67	$0.51	$1.27	$1.07
Pro forma	$0.67	$0.51	$1.27	$1.06

Diluted net income per common share:
As reported	$0.65	$0.49	$1.23	$1.02
Pro forma	$0.65	$0.49	$1.23	$1.01

NOTE 2 – EARNINGS PER SHARE

There are no convertible securities which would affect the numerator in calculating basic and diluted earnings per share; therefore, net income as presented on the Consolidated Statement of Income (unaudited) will be used as the numerator. The following table sets forth the composition of the weighted-average common shares (denominator) used in the basic and diluted earnings per share computation:

	Three months ended June 30,		Six months ended June 30,
	2005	2004	2005	2004
Weighted average common stock outstanding	1,549,269	1,535,347	1,549,228	1,532,636
Average treasury stock	—	—	—	—

Weighted average common stock and common stock equivalents used to calculate basic earnings per share	1,549,269	1,535,347	1,549,228	1,532,636
Additional common stock equivalents (stock options) used to calculate diluted earnings per share	50,943	65,739	52,659	67,804

Weighted average common stock and common stock equivalents used to calculate diluted earnings per share	1,600,212	1,601,086	1,601,887	1,600,440

Options to purchase 1,000 shares of common stock at $35.00 were outstanding during the three and six months periods of 2005, but were not included in the computation of diluted earnings per share because to do so would have been anti-dilutive. There were no anti-dilutive effects for the three and six month period ended June 30, 2004.

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

Financial Condition

Total assets increased $21,114,000 or 6.5% from December 31, 2004 to June 30, 2005.

Cash and cash equivalents increased $6,359,000 or 123.9% due to investment in a $3,000,000 certificate of deposit purchase in the CDARS (Certificate of Deposit Account Registry Service) program along with normal fluctuations of federal funds sold balances. With entry into sales of certificates of deposit in the CDARS network, the bank also has the ability to invest funds in the product. The interest rate on a three month investment offered a more favorable rate than available in federal funds sold.

Investment securities available for sale declined slightly to $55,083,000 at June 30, 2005, recovering from the decline in the first quarter of 2005. Management has continued to invest primarily in commercial paper.

Loans increased $15,369,000 or 6.1% from December 31, 2004 to June 30, 2005. Commercial real estate loans continued to account for the majority of growth, increasing by $17,028,000 or 12.8%. Loans were originated in various industry segments, including loans for expansion and revitalization of several camps along with loans for real estate investment, a recreational vehicle dealer and businesses in the hospitality industry. Commercial loans declined $2,478,000 during the period due primarily to regularly scheduled payments and the lack of consumer loan originations. Declines in most other categories of loans as a result of regularly scheduled payments and payoffs offset this growth in commercial real estate loans.

Premises and equipment increased $602,000 or 10.8% with the main investment in the purchase of a property adjacent to the Honesdale office. That facility is at maximum capacity with no room for additional needed parking and drive-in lanes which will be accommodated by this purchase.

Total deposits increased $11,854,000 or 4.4% from December 31, 2004 to June 30, 2005. Deposits generated from the new banking office in Dingmans Ferry, PA account for over $5 million of this growth. The bank continued to offer a high rate certificate of deposit product with success in migrating funds which were reaching maturity from a promotion offered three years ago while attracting new deposits and customers. Certificates of deposit less than $100,000 increased $3,779,000 over the period with $912,000 coming from the Dingmans Ferry office. The highest rate is offered to customers who have multiple accounts with the bank, attracting additional lower or noninterest deposits along with the certificates of deposit. Demand deposits have also increased due to temporary deposits associated with the high volume of real estate transactions in our abstract and lawyer customers’ accounts. At the same time, municipal school district certificates of deposit of approximately $10,000,000 matured in the first half of 2005 with approximately $6,900,000 used by the municipalities for their expenses.

Short-term borrowings increased $7,071,000 or 58.8% in the first six months of 2005 due to seasonal customer cash increases typically realized in the second quarter of the year.

Other borrowed funds increased $1,290,000 or 11.4% from December 31, 2004 due to borrowing $1,500,000 from the Federal Home Loan Bank of Pittsburgh (FHLB), offset by repayment of previous debt of $210,000. Loan demand for fixed rate financing has continued and the Asset/Liability Committee has used these borrowings as a tool in the management of interest rate risk.

Stockholders’ equity increased $984,000 or 3.3% from December 31, 2004 to June 30, 2005. Net income of $1,970,000 was offset by dividend declarations of $775,000. Available for sale investments declined in market value over the six months, but has shown a recovery from the first quarter, representing a net decrease of $42,000 in accumulated other comprehensive income during the period. Regulatory capital ratios of 11.6% total risk-based capital and 10.4% Tier I capital continue to exceed the regulatory guidelines of 8.0% and 4.0%. The Company’s leverage ratio was 8.9% at June 30, 2005 and compared favorably to the regulatory minimum of 3.0%.

Results of Operations

Comparison of the three months ended June 30, 2005 and 2004

Net income for the quarter ended June 30, 2005 was $1,039,000 representing an increase of $255,000 or 32.5% over net income in the second quarter of 2004.

Net interest income increased $464,000 or 16.8% in the second quarter of 2005 as compared to the same quarter in 2004. The prime interest rate increased 2.00% over the period, driving the average interest rate received on loans up 50 basis points. Approximately 67% of the loan portfolio is in variable interest rate loans. The majority of these loans reprice annually on the anniversary date of the loan and the remaining portfolio reprice at the end of the month based on changes in prime. Commercial real estate loans have generally been granted with a fixed interest rate of up to three years and then revert to annually adjustments based on the prime interest rate. Currently interest rates are fixed for either one or two years based upon interest rate projections. This strategy enhances loan growth but has the effect of slowing both the increase in interest income in a rising rate environment and the decrease in interest rates in a declining interest rate environment. From an interest rate risk assessment management is willing to accept the lag in rate increases at this time due to our ability to quote market rates at origination with the understanding that income will rise in future periods. This increase in average interest rates received is enhanced by an increase of $34,154,000 in average loans from June 2004 to June 2005.

Interest expense increased $369,000 or 35.0% from the second quarter of 2004 to the same period in 2005. Interest on deposits increased $279,000 or 28.9%. The average balance of interest-bearing deposits increased $16,567,000 or 7.2% while the average interest rate paid increased 34 basis points to 2.0%. The bank began advertising certificate of deposit products with nonstandard terms paying a higher than usual interest rate in the fourth quarter of 2004 in order to attract new deposits and maintain a maturing certificate product. In the second quarter of 2002 we offered 36 month certificates of deposit at a rate of 4.0%. With keen competition locally for deposits, the average interest rate of new offerings is slightly less than the maturing certificates and still offers a spread to many other local offerings. Increases in interest rates paid on all other interest-bearing deposits have lagged the increases in market rates while increasing balances in each category.

Short-term borrowings are comprised of securities sold under agreement to repurchase. The average balance of this type account increased $4,200,000 in the second quarter of 2005 as compared to the same period in 2004 while the average interest rate paid increased 38 basis points. Many of our customers with seasonal businesses have higher balances in this “sweep” account at this point in their business year and we have opened seven more accounts in the past year.

Interest expense of other borrowed funds increased $63,000 or 112.5% with an increase in the average balance of $6,269,000 or 116.6% while the average interest rate paid remained fairly constant in the past year. Management chose to borrow funds at fixed interest rates in the rising rate environment. During 2004, deposit growth was not sufficient to meet liquidity demand for loan growth. Fixed rate funds were borrowed from the Federal Home Loan Bank of Pittsburgh (FHLB) to manage funding for loans after analysis of alternative sources.

Noninterest income declined $67,000 or 9.8% in the second quarter of 2005 as compared to the same quarter in 2004. In 2004 management took advantage of the opportunity to recognize a gain on the sale of equity securities of $85,000 which was not matched in 2005. The investment brokerage department recorded $33,000 or 50.8% more income in the current quarter than in the previous year with a greater number of customers served in all of our branches. Other income declined $14,000 or 9.4% due to a number of individual account variations. Mortgage servicing rights were valued at approximately $75,000 less than recorded on a historical basis and it was necessary to expense this market value adjustment. At the same time, income generated from the bank’s merchant card program has increased $27,000 or 232.6% over the period. A full-time employee is assigned to this program now and rates have been adjusted consistently since her hire to prevent a lag in earnings. Fees earned on our customers use of debit cards has increased $12,000 or 50.3% with a greater number of cards issued and greater use of electronic payments. The title insurance subsidiary recognized income of $10,000 which was unmatched in the previous year.

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

The provision for loan losses decreased $315,000 or 64.5% from 2004 to 2005. In 2004 management recognized a potential problem with a commercial loan and deemed it prudent to record additional provision expense in relation to that loan. The loan is no longer included on the balance sheet. In addition, in the second quarter of 2005, the bank recognized a recovery of $113,000 on a loan which had been charged off in previous periods. After careful analysis of the adequacy of the allowance, management believed that the allowance balance was sufficient at June 30, 2005 and that the quarterly expense of $173,000 was sufficient.

Salaries and employee benefits increased $172,000 or 18.0% in the second quarter of 2005 as compared to 2004.

This increase in the result of a number of events: 1) several middle managers were hired in late 2004 and January 2005, 2) the title insurance subsidiary employees were not hired until after the second quarter of 2004 so there is no wage expense in the second quarter of 2004 , 3) commission expense increased $18,000 in the second quarter of 2005 as compared to 2004, 4) due to increasing local competition for a limited number of entry level employees, we found it necessary to increase entry level pay scales for new and existing employees in January 2005, 5) the Dingmans Ferry office opened in December 2005 with management staff hired in the third and fourth quarter of 2004 and 6) all other employees were granted annual salary increases in January 2005. Additionally, the cost per employee for benefits was greater in 2005 than in 2004 based upon higher costs of medical insurance along with a greater number of employees who were eligible for all benefits.

Due to the opening of the Dingmans Ferry office, expenses relating to both occupancy and furniture and equipment expense increased in 2005. Occupancy expense of $178,000 was $26,000 or 17.1% greater in 2005 as compared to the same period in 2004 and furniture and equipment expense of $140,000 was $21,000 or 17.6% greater in the second quarter of 2005 than in 2004.

Other expense increased $105,000 in 2005 over the same period in 2004 due to a number of factors, most notable of which were an increase in advertising expense of $32,000 or 58.2% relating to the use of outside consultants to advise on methods to increase deposits and an additional $36,000 to assist in preparation for greater regulatory reporting in the area of Sarbanes-Oxley Section 404 compliance. Many other increases and decreases in individual accounts comprise the remaining difference, no one of which is a material change in itself.

Comparison of the six months ended June 30, 2005 and 2004

Net interest income increased $642,000 or 11.7% in the first half of 2005 as compared to 2004. Due to rising interest rates and greater volume in both interest-earning assets and interest-costing liabilities the Company has been able to recognize this increase. Interest income increased $1,276,000 or 16.9% in 2005 as compared to 2004 with the primary gains in interest and fees on loans. The average balance of loans increased $32,226,000 or 14.1% while the average interest rate rose .31% to 6.07% in 2005.

Interest income derived from the investment portfolio declined $29,000 or 3.3% on taxable investments and $50,000 or 40.3% on tax exempt investments. The average balance of taxable investments decreased $1,099,000 or 2.2% with interest rates earned on most investments higher in 2005 than in 2004 with the exception of interest earned on corporate bonds declining due to the maturity of $3,175,000 in bonds carrying interest rates averaging 8. 7%. Average balances of tax exempt bonds declined $2,447,000 or 41.0% while the average interest rate earned on this type investment increased 5 basis points over the previous year.

Interest expense increased $634,000 or 30.5% in the first half of 2005 as compared to 2004 with greater expense noted for each category. Average interest-bearing deposits increased $14,522,000 or 6.4% over the period while the average interest rate paid increased .26%. While short-term market interest rates rose 200 basis points during the last twelve months, deposit rates were able to increase on a much slower scale and will continue to gradually increase over the rest of the year if there is no significant change in market rates. Balances of securities sold under agreement to resell increased $3,435,000 or 29.2% while the interest rate paid on these liabilities increased 38 basis points. The Bank has offered these products to more business customers and feels that this is one of the reasons we have attracted more funds in the bank. Management took advantage of fixed rate financing from the FHLB in the past twelve months in order to lock in rates while granting fixed rate loans for similar periods. Average balances of these advances increased a net amount of $7,545,000 or 187.0% in the past twelve months while the average interest rate paid on the borrowings increased 13 basis points. Included in the net increase was a maturity of $3,000,000 which carried an interest rate of 6.9%, assisting in tempering the average increase in interest rate.

The provision for loan loss declined $472,000 or 54.6% due to additional expense recorded in 2004 which was unmatched in 2005. Also, net charge-offs in 2005 represented greater dollars recovered on previous charge-offs than loans actually charged-off for the year. Management and the Board of Directors review the analysis of the allowance for loan loss on a regular basis and believe that the allowance is adequate at its current level.

Salaries and employee benefits increased $311,000 or 16.3% in 2005 as compared to 2004. The reasons for this increase are discussed in the quarterly section.

Expenses relating to occupancy and furniture and equipment increased $59,000 or 18.4% and $45,000 or 19.4% respectively relating primarily to the opening of the newest baking office in Dingmans Ferry, PA in December 2004.

Other expense increased $128,000 or 10.7% over the previous year due primarily to expenses associated with consultation in marketing deposit products of $55,000 or 55.8% and consultation relating to preparation for implementation of Sarbanes Oxley Section 404 compliance of $36,000 which was unmatched in 2004. Expenses relating to computer software amortization, purchase of annual or small programs and maintenance contracts on programs increased $31,000 or 23.2% with new products utilized in the current year. The costs to operate our ATM network increased $18,000 or 26.0% in 2005 due to the cost of generating new cards and higher expenses charged by our processor. Telephone expenses increased $15,000 or 39.1% relating mainly to the addition of the Dingmans Ferry office. Expenses relating to moving the backroom processing of our trust department declined $17,000 due to one time charges paid in 2004 to discontinue a contract with a third party. Various other accounts showed changes in costs, no one of which was material to this discussion.

Liquidity and Cash Flows

To ensure that the Company can satisfy customer credit needs for current and future commitments and deposit withdrawal requirements, the Bank manages the liquidity position by ensuring that there are adequate short-term funding sources available for those needs. Liquid assets consist of cash and due from banks, federal funds sold, interest-bearing deposits with other banks and investment securities maturing in one year or less. The following table shows these liquidity sources, minus short-term borrowings, as of June 30, 2005 compared to December 31, 2004:

(dollars in thousands)	June 30, 2005	December 31, 2004
Cash and due from banks	$6,297	$4,139
Interest-bearing deposits with other banks	3,062	15
Federal funds sold	2,132	978
Mortgage loans held for sale	—	112
Investment securities maturing or repricing in one year or less	44,537	45,208

	56,028	50,452
Less short-term borrowings	21,104	12,033

Net liquidity position	$34,924	$38,419

As a percent of total assets	10.07%	11.80%

Included in short-term borrowings is $2,000,000 borrowed from FHLB as a long term borrowing with a maturity date of June 28, 2006.

Other sources of liquidity are cash flows from regularly scheduled and prepayments of loans, sales or maturities in the investment portfolio, sales of residential mortgages in the secondary market, operating income and deposit growth. The Consolidated Statement of Cash Flows specifically details the contribution of each source. In addition, the Bank has the ability to borrow from the Federal Home Loan Bank of Pittsburgh with the maximum borrowing capacity at June 30, 2005 of $71 million.

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

Risk Elements

The table below presents information concerning nonperforming assets including nonaccrual loans, renegotiated loans, loans 90 days or more past due, other real estate loans and repossessed assets at June 30, 2005 and December 31, 2004. A loan is classified as nonaccrual when, in the opinion of management, there are doubts about collectability of interest and principal. At the time the accrual of interest is discontinued, future income is recognized only when cash is received. Impaired loans are recognized according to FASB 114, “Accounting by Creditors for Impairment of a Loan – Income Recognition and Disclosure”. Renegotiated loans are those loans which terms have been renegotiated to provide a reduction or deferral of principal or interest as a result of the deterioration of the borrower.

(dollars in thousands)	June 30, 2005	December 31, 2004
Loans on nonaccrual basis	$196	$261
Loans past due 90 days or more	520	293
Impaired loans	—	461

Total nonperforming loans	716	1,015
Other real estate	—	—
Repossessed assets	3	—

Total nonperforming assets	$719	$1,015

Nonperforming loans as a percent of total loans	0.3%	0.4%

Nonperforming assets as a percent of total assets	0.2%	0.3%

Allowance for loan loss as a percent of loans	1.33%	1.25%

Management believes the level of the allowance for loan losses at June 30, 2005 is adequate to cover probable losses inherent in the loan portfolio. The relationship between the allowance for loan losses and outstanding loans is a function of the credit quality and known risk attributed to the loan portfolio. The on-going loan review program and management analysis is used to determine the adequacy of the allowance for loan losses.

There are no loans classified as impaired under the terms of FAS No. 114, “Accounting by Creditors for Impairment of a Loan – Income Recognition and Disclosure” at June 30, 2005.

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

Statement of Interest Sensitivity Gap

(amounts in thousands)	90 days or less	>90 days but < 1 year	1 - 5 years	>5 years	Total
Assets:
Interest-bearing deposits in other banks	$5,194	$—	$—	$—	$5,194
Mortgage loans held for sale	—	—	—	—	—
Investment securities available for sale (1) (4) (6)	38,264	6,273	6,603	3,943	55,083
Investment securities held to maturity (1)	—	—	199	—	199
Loans (1) (5)	65,786	67,037	91,734	44,910	269,467

Rate sensitive assets	$109,244	$73,310	$98,536	$48,853	$329,943

Liabilities:
Interest-bearing deposits:
Interest-bearing demand (2)	$3,348	$10,462	$28,039	$—	$41,849
Money market (3)	5,118	15,053	9,935	—	30,106
Savings (2)	3,527	11,023	29,542	—	44,092
Time deposits	26,595	55,015	47,636	—	129,246
Short-term borrowings	19,104	—	—	—	19,104
Other borrowings	—	2,000	3,000	7,639	12,639

Rate sensitive liabilities	$57,692	$93,553	$118,152	$7,639	$277,036

Interest sensitivity gap	$51,552	$(20,243)	$(19,616)	$41,214	$52,907
Cumulative gap	$51,552	$31,309	$11,693	$52,907
Cumulative gap to total assets	14.87%	9.03%	3.37%	15.27%

(1)	Investments and loans are included in the earlier of the period in which interest rates are next scheduled to adjust or in which they are due. No adjustment has been made for scheduled repayments or for anticipated prepayments.
(2)	Interest-bearing demand deposits, Passbook savings and Statement savings are segmented based on the percentage of decay method. The decay rates used include 8.00% 0-3 months, 12.50% 4-6 months, 12.50% 7-12 months and 67.00% 13-36 months.
(3)	Money market deposits are segmented based on the percentage of decay method. The decay rates used include 17.00% 0-3 months, 25.00% 4-6 months, 25.00% 7-12 months and 33.00% 13-36 months.
(4)	Includes Federal Home Loan Bank and Atlantic Central Bankers Bank stock which is included in Other Assets on the Consolidated Financial Statements.
(5)	Does not include loans in nonaccrual status, deposit overdrafts, unposted items or deferred fees on loans.
(6)	Among Dimeco’s investment portfolios are step-up securities. These securities are characterized by having tiered (usually increasing) interest rates over their life. Due to this feature these securities have been reallocated from their maturity date to their next step-up date. The specific impact of this policy by timeframe is as follows: “90 days or less” increased $8,940, “>90 days but < 1” year increased $5,980 “1 - 5 years” decreased $2,995 and “>5 years” decreased $11.925.

As this report shows, the Company was in an asset sensitive position at June 30, 2005. This means that in the one year time frame there were more interest-sensitive assets than liabilities. Management feels that the optimal position in a rising interest rate scenario is to be asset sensitive since assets tend to reprice quicker than liabilities. The Company has classified its callable, step-up U.S. Government Agency bonds in the periods in which the bonds will next reprice versus the period in which they mature since, in management’s judgment, these repricing events will occur either through the purchase terms or through the call functions inherent in the bonds.

The second report used to monitor interest rate risk is the Interest Rate Shock Analysis. This tool attempts to determine the affect on income of various shifts in the interest rate environment. In particular, a shift of 200 basis points, or 2% in interest rates, is the industry standard. Given a downward shift of 200 basis points, net interest income would decrease by $866,000 or 6.3% while net income would decrease $592,000 or 10.4%. Given the Federal Reserve’s current stance of increasing interest rates quarterly, management feels that a general decrease in interest rates of this magnitude is not probable. The results of a potential shift of 200 basis points in either direction are well within internal policy guidelines. If the results were not tolerable, our policy would determine that management should reallocate the Balance Sheet in order to maintain compliance with the policy.

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

PART II - OTHER INFORMATION

Item 1 - Legal Proceedings

NONE

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs
4/1/05 to 4/30/05	—		—	77,300
5/1/05 to 5/31/05	—		—	77,300
6/1/05 to 6/30/05	5,000	$34.60	5,000	72,300

Total	5,000	$34.60	5,000	226,900

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

Item 5 - Other Information

NONE

Item 6 - Exhibits

Report on July 28, 2005-News Release of Registrant – Dimeco, Inc. Announces 2005 first Quarter Earnings

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

DIMECO, INC.

Date: August 10, 2005	By:	/s/ Gary C. Beilman
Gary C. Beilman
President and Chief Executive Officer

Date: August 10, 2005	By:	/s/ Maureen H. Beilman
Maureen H. Beilman
Chief Financial Officer