Form 10-Q
period 2005-09-30
DIMECO INC
filed 2005-11-10
CIK 898037

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OF 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

or

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

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act)    Yes  ☐    No  ☒

As of November 1, 2005, the registrant had outstanding 1,552,669 shares of its common stock, par value $.50 share.

Dimeco, Inc.

Dimeco, Inc.

CONSOLIDATED BALANCE SHEET (unaudited)

(in thousands)	September 30, 2005	December 31, 2004
Assets
Cash and due from banks	$6,136	$4,139
Interest-bearing deposits in other banks	19	15
Federal funds sold	2,119	978

Total cash and cash equivalents	8,274	5,132

Mortgage loans held for sale	—	112
Investment securities available for sale	42,973	55,662
Investment securities held to maturity (market value of $209 and $216)	199	198

Loans (net of unearned income of $728 and $623)	286,788	253,141
Less allowance for loan losses	3,757	3,172

Net loans	283,031	249,969

Premises and equipment	6,135	5,580
Accrued interest receivable	1,192	1,106
Bank-owned life insurance	5,207	5,065
Other assets	2,898	2,897

TOTAL ASSETS	$349,909	$325,721

Liabilities
Deposits :
Noninterest-bearing	$37,771	$30,380
Interest-bearing	254,225	240,162

Total deposits	291,996	270,542

Short-term borrowings	11,204	12,033
Other borrowed funds	13,991	11,349
Accrued interest payable	658	609
Other liabilities	1,427	1,492

TOTAL LIABILITIES	319,276	296,025

Stockholders’ Equity
Common stock, $.50 par value; 5,000,000 shares authorized; 1,552,670 and 1,548,994 shares issued	776	774
Capital surplus	4,445	4,377
Retained earnings	26,554	24,496
Accumulated other comprehensive income (loss)	(80)	49
Treasury stock, at cost (30,000 shares)	(1,062)	—

TOTAL STOCKHOLDERS’ EQUITY	30,633	29,696

TOTAL LIABILITES AND STOCKHOLDERS’ EQUITY	$349,909	$325,721

See accompanying notes to the unaudited consolidated financial statements.

Dimeco, Inc.

CONSOLIDATED STATEMENT OF INCOME (unaudited)

	For the three months ended September 30,		For the nine months ended September 30,
(in thousands, except per share)	2005	2004	2005	2004
Interest Income
Interest and fees on loans	$4,472	$3,564	$12,315	$10,110
Investment securities:
Taxable	428	420	1,265	1,286
Exempt from federal income tax	36	63	110	187
Other	35	4	109	19

Total interest income	4,971	4,051	13,799	11,602

Interest Expense
Deposits	1,368	976	3,753	2,927
Short-term borrowings	56	35	151	89
Other borrowed funds	140	99	375	175

Total interest expense	1,564	1,110	4,279	3,191

Net Interest Income	3,407	2,941	9,520	8,411

Provision for loan losses	182	261	575	1,126

Net Interest Income After Provision for Loan Losses	3,225	2,680	8,945	7,285

Noninterest Income
Services charges on deposit accounts	330	318	952	942
Mortgage loans held for sale gains, net	58	134	222	295
Investment securities gains	—	5	2	91
Brokerage commissions	84	47	299	275
Other income	239	190	592	493

Total noninterest income	711	694	2,067	2,096

Noninterest Expense
Salaries and employee benefits	1,097	973	3,314	2,880
Occupancy expense, net	183	158	562	479
Furniture and equipment expense	143	134	421	366
Other expense	681	606	2,004	1,800

Total noninterest expense	2,104	1,871	6,301	5,525

Income before income taxes	1,832	1,503	4,711	3,856
Income taxes	588	465	1,497	1,184

NET INCOME	$1,244	$1,038	$3,214	$2,672

Earnings per Share - basic	$0.80	$0.67	$2.08	$1.74

Earnings per Share - diluted	$0.78	$0.65	$2.01	$1.67

Dividends per share	$0.25	$0.23	$0.75	$0.69

Average shares outstanding - basic	1,548,204	1,538,727	1,546,833	1,534,681
Average shares outstanding - diluted	1,599,655	1,599,004	1,599,228	1,599,977

See accompanying notes to unaudited consolidated financial statements.

Dimeco, Inc.

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2005	2004	2005	2004
Net income	$1,244	$1,038	$3,214	$2,672

Other comprehensive income:
Unrealized gain (loss) on available for sale securities	(132)	37	(195)	(429)
Less: Reclassification adjustment for gain included in net income	—	5	2	91

Other comprehensive income (loss) before tax	(132)	32	(197)	(520)

Income tax expense (benefit) related to other comprehensive income (loss)	(45)	11	(67)	(177)

Other comprehensive income (loss), net of tax	(87)	21	(130)	(343)

Comprehensive income	$1,157	$1,059	$3,084	$2,329

See accompanying notes to the unaudited consolidated financial statements.

Dimeco, Inc.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (unaudited)

(amounts in thousands)	Common Stock	Capital Surplus	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Stockholders’ Equity
Balance December 31, 2004	$774	$4,377	$24,496	$49	$—	$29,696
Net income			3,214			3,214
Net unrealized loss on available for sale securitites				(129)		(129)
Exercise of stock options	2	68				70
Purchase treasury stock					(1,062)	(1,062)
Cash dividends ($.75 per share)			(1,156)			(1,156)

Balance, September 30, 2005	$776	$4,445	$26,554	$(80)	$(1,062)	$30,633

See accompanying notes to the unaudited consolidated financial statements.

Dimeco, Inc.

CONSOLIDATED STATEMENT OF CASH FLOWS (unaudited)

(in thousands)	2005	2004
For the nine months ended September 30, Operating Activities
Net income	$3,214	$2,672
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	575	1,126
Depreciation and amortization	590	530
Amortization of premium and discount on investment securities, net	(485)	(40)
Amortization of net deferred loan origination fees	(74)	(71)
Investment securities gains	(2)	(91)
Origination of loans held for sale	(8,840)	(7,980)
Proceeds from sale of loans	9,174	8,251
Mortgage loans sold gains, net	(222)	(295)
Decrease (increase) in accrued interest receivable	(86)	85
Increase (decrease) in accrued interest payable	49	(165)
Deferred federal income taxes	86	12
Other, net	(362)	(484)

Net cash provided by operating activities	3,617	3,550

Investing Activities
Investment securities available for sale:
Proceeds from sales	6	168
Proceeds from maturities or paydown	162,224	66,064
Purchases	(149,250)	(46,112)
Net increase in loans	(33,563)	(33,658)
Purchase of Federal Home Loan Bank stock	(32)	(558)
Purchase of premises and equipment	(973)	(1,336)

Net cash used for investing activities	(21,588)	(15,432)

Financing Activities
Net increase in deposits	21,454	7,860
Net decrease in short-term borrowings	(829)	(885)
Proceeds from other borrowed funds	3,000	9,000
Repayment of other borrowed funds	(358)	(155)
Purchase treasury stock	(1,062)	—
Proceeds from exercise of stock options	70	209
Cash dividends paid	(1,162)	(1,049)

Net cash provided by financing activities	21,113	14,980

Increase in cash and cash equivalents	3,142	3,098

Cash and cash equivalents at beginning of period	5,132	10,210

Cash and cash equivalents at end of period	$8,274	$13,308

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

Stock Options

As permitted under Statement of Financial Accounting Standards (“FAS”) No. 123 “Accounting for Stock-based Compensation,” the Company has elected to continue following Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”), and related Interpretations, in accounting for stock-based awards to employees. Under APB 25, because the exercise price of the Company’s employee stock options equals the market price of the underlying stock on the date of the grant, no compensation expense is recognized in the Company’s financial statements. On September 22, 2005 the Board of Directors granted 20,000 stock options which vest in 2005 to officers of the Company. The following table represents pro forma net income and earnings per share had compensation expense been included in stock option plan costs as determined based on the fair value at the grant dates for options granted under these plans consistent with FAS No. 123:

	Three months ended September 30,		Nine months ended September 30,
	2005	2004	2005	2004
Net income as reported	$1,244	$1,038	$3,214	$2,672
Less pro forma expense related to options	139	4	145	14

Pro forma net income	$1,105	$1,034	$3,069	$2,658

Basic net income per common share:
As reported	$0.80	$0.67	$2.08	$1.74
Pro forma	$0.71	$0.67	$1.98	$1.73

Diluted net income per common share:
As reported	$0.78	$0.65	$2.01	$1.67
Pro forma	$0.69	$0.65	$1.92	$1.66

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

	Three months ended September 30,		Nine months ended September 30,
	2005	2004	2005	2004
Weighted average common stock outstanding	1,551,296	1,538,727	1,549,925	1,534,681

Average treasury stock	3,092	—	3,092	—

Weighted average common stock and common stock equivalents used to calculate basic earnings per share	1,548,204	1,538,727	1,546,833	1,534,681

Additional common stock equivalents (stock options) used to calculate diluted earnings per share	51,451	60,277	52,395	65,296

Weighted average common stock and common stock equivalents used to calculate diluted earnings per share	1,599,655	1,599,004	1,599,228	1,599,977

Options to purchase 20,000 shares of common stock at $35.95 were outstanding during the three and nine months periods of 2005, but were not included in the computation of diluted earnings per share because to do so would have been anti-dilutive. There were no anti-dilutive effects for the three and nine month period ended September 30, 2004.

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

Financial Condition

Total assets increased $24,188,000 or 7.4% from December 31, 2004 to September 30, 2005.

Cash and cash equivalents increased $3,142,000 or 61.2% with normal fluctuations of federal funds sold balances.

Investment securities available for sale declined $12,689,000 or 22.8% from balances at the beginning of the year. With loan demand continuing at strong levels, short term commercial paper investments have been utilized to fund loan demand. In addition, $5,071,000 of corporate bonds matured during the year and was not re-invested in similar investments. Management has continued to invest primarily in commercial paper but has purchased $2,017,000 of mortgage backed agency securities in an effort to diversify the portfolio.

Loans increased $33,647,000 or 13.3% from December 31, 2004 to September 30, 2005 with the majority of the increase in commercial real estate loans. Commercial real estate loans increased $25,807,000 or 19.4% during the first nine months of 2005. The bank has continued to grant loans to customers in the children’s summer camp industry along with loans granted to customers for real estate investment, hospitality services and recreational vehicle dealerships. Further evidence of the strong economy in our market area is shown by increases in commercial and industrial loans of $2,338,000 or 5.6%. Construction and real estate development loans have also increased $2,620,000 or 396.0% due to strong local development of residential properties for resale.

Premises and equipment increased $555,000 or 9.9% with the purchase of a property adjacent to the Honesdale office. That facility is at maximum capacity with no room for additional needed parking and drive-in lanes which will be accommodated by this purchase.

Total deposits increased $21,454,000 or 7.9% from December 31, 2004 to September 30, 2005. Deposits generated from the new banking office in Dingmans Ferry, PA account for over $7 million of this growth. The bank continued to offer a high rate certificate of deposit product with success in migrating funds which were reaching maturity from a promotion offered three years ago while attracting new deposits and customers. Certificates of deposit less than $100,000 increased $5,063,000 over the period. The highest rate is offered to customers who have multiple accounts with the bank, attracting additional lower or noninterest deposits along with the certificates of deposit. In addition, deposit balances in the Certificate of Deposit Account Registry

Service (CDARS) increased $3,203,000 since December 31, 2004 due to greater sales efforts of this product. Demand deposits increased $7,391,000 or 24.3%, including $2,056,000 from the Dingmans Ferry office, with the remainder of the growth due to increased market penetration in all offices, new accounts opened in connection with the certificate of deposit promotion and temporary deposits associated with the high volume of real estate transactions in abstract company and lawyers’ accounts. Municipal school district interest-bearing deposits increased in the third quarter as usual due to collection of local school real estate taxes. These funds were bid to local financial institutions in October with The Dime Bank garnering the majority of the certificates of deposits. School districts typically structure the funds in certificates of deposit with bi-weekly maturities in order to fund their cash needs.

Other borrowed funds increased $2,642,000 or 23.3% over the first nine months of 2005 due to borrowing $3,000,000 from the Federal Home Loan Bank of Pittsburgh (FHLB), offset by repayment of previous debt of $358,000. These fixed rate borrowings are mainly used as an asset/liability strategy in order to offer fixed rate loans to customers while managing interest rate risk.

Stockholders’ equity increased $937,000 or 3.2% from December 31, 2004 to September 30, 2005. Net income of $3,214,000 was offset by dividend declarations of $1,156,000. With short term interest rates increasing 150 basis points since January 1, 2005, the available for sale investment portfolio declined in market value representing a net decrease of $129,000 in accumulated other comprehensive income during the period. Regulatory capital ratios of 11.5% total risk-based capital and 10.2% Tier I capital continue to exceed the regulatory guidelines of 8.0% and 4.0%. The Company’s leverage ratio was 8.9% at September 30, 2005 and compared favorably to the regulatory minimum of 3.0%.

Results of Operations

Comparison of the three months ended September 30, 2005 and 2004

Net income for the quarter ended September 30, 2005 was $1,244,000 representing an increase of $206,000 or 19.8% over net income in the third quarter of 2004.

Net interest income increased $466,000 or 15.8% in 2005 as compared to the third quarter of 2004.

Interest earned on loans increased $908,000 or 25.5% in the third quarter of 2005 as compared to the same quarter in 2004. The prime interest rate increased 2.00% over the period, driving the average interest rate received on loans up 54 basis points. Approximately 67% of the loan portfolio is in variable interest rate loans. The majority of these loans reprice annually on the anniversary date of the loan and the remaining portfolio reprice at the end of the month based on changes in the prime rate. Commercial real estate loans have generally been granted with a fixed interest rate of up to three years and then revert to annually adjustments based on the prime interest rate. Currently interest rates are fixed for either one or two years based upon interest rate projections. This strategy enhances loan growth but has the effect of slowing both the increase in interest income in a rising rate environment and the decrease in interest rates in a declining interest rate environment. From an interest rate risk assessment management is willing to accept the lag in rate increases at this time due to our ability to quote market rates at origination with the understanding that income will rise in future periods. This increase in average interest rates received is enhanced by an increase of $33,416,000 in average loans from September 2004 to September 2005.

Interest earned on investments declined $19,000 in the third quarter of 2005 as compared to 2004 due mainly to a $3,089,000 decrease in the average portfolio. This decrease was partially offset by an increase of 27 basis points in the average rate earned on these investments.

Interest expense increased $454,000 or 40.9% in the third quarter of 2005 as compared to the same period in 2004. Interest paid to depositors increased $392,000 or 40.2%. The average balance of interest-bearing deposits increased $17,129,000 or 7.4% while the average interest rate paid increased 49 basis points to 2.2%. The bank began advertising certificate of deposit products with nonstandard terms paying a high interest rate in the fourth quarter of 2004 in order to attract new deposits and maintain maturing funds from 36 month certificates of deposit originated in 2002. Balances of all other interest-bearing deposits have either shown slight increases or maintained balances while increases in interest rates paid have increased slightly. In general interest rates have continued to grow with a lag to market rate increases except in savings accounts where balances have declined $447,000 on average and the average interest rate paid on passbook savings showed no change.

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

The provision for loan losses decreased $79,000 or 30.3% from 2004 to 2005. Among other considerations, the level of delinquent and nonaccrual loans has greatly declined from previous periods.

Noninterest income remained stable, showing a slight increase of $17,000 or 2.4% in the third quarter of 2005 as compared to the same quarter in 2004. Income generated from sales of residential mortgage loans in the third quarter of 2005 declined $76,000 or 56.7%. Origination activity slowed in the third quarter of 2005 as compared to 2004 with management belief that refinance activity is near the saturation point and belief that we are seeing greater competition from mortgage brokers in the area. Income generated from the bank’s merchant card program increased $16,000 or 77.4% over the period with a full-time employee assigned to the program and a more dedicated approach to timely adjustment of rates. Fees earned in relation to ATM and debit cards increased $20,000 or 51.2% with a greater number of cards issued and greater use of the electronic payment system. Brokerage commissions increased $37,000 or 78.7% with greater market penetration due to referrals to existing customers and sales to new customers. Many other increases and decreases in individual accounts comprise the remaining difference, no one of which is a material change in itself.

Salaries and employee benefits increased $124,000 or 12.7% in the third quarter of 2005 as compared to 2004. This increase in the result of a number of events: 1) several middle managers were hired in late 2004 and January 2005; 2) due to increasing local competition for a limited number of entry level employees, entry level pay scales were increased in January 2005; 3) the Dingmans Ferry office opened in December 2005 with additional staff hired in the fourth quarter of 2004; and 4) all other employees were granted annual salary increases in January 2005. Additionally, the cost per employee for benefits was greater in 2005 than in 2004 based upon higher costs of medical insurance along with a greater number of employees who were eligible for all benefits.

Due to the opening of the Dingmans Ferry office, expenses relating to both occupancy and furniture and equipment expense increased in 2005 compared to 2004. Occupancy expense of $183,000 was $25,000 or 15.8% greater in 2005 as compared to the same period in 2004 and furniture and equipment expense of $143,000 was $9,000 or 6.7% greater in the third quarter of 2005 than in 2004.

Other expense increased $75,000 or 12.4% in 2005 over the same period in 2004 due to a number of factors. The most notable were an increase in advertising expense of $29,000 or 45.2%, relating to the use of outside consultants to advise on methods to increase deposits, and costs incurred in the celebration of the bank’s 100th anniversary in December 2005, along with $9,000 additional expense relating to preparation for greater regulatory reporting in the area of Sarbanes-Oxley Section 404 compliance. Many other increases and decreases in individual accounts comprise the remaining difference, no one of which is a material change in itself.

Comparison of the nine months ended September 30, 2005 and 2004

Net income increased $542,000 or 20.3% in the first nine months of 2005 as compared to 2004.

Net interest income increased $1,109,000 or 13.2% in 2005 as compared to 2004. Increases in both interest rates and volume in both interest-earning assets and interest-costing liabilities are responsible for these results. Interest income increased $2,197,000 or 18.9% in 2005 as compared to 2004 due primarily to earnings on loans. The average balance of loans increased $32,646,000 or 14.0% while the average interest rate earned on those loans rose .42% to 6.19% in 2005.

Interest income derived from the investment portfolio declined $21,000 or 1.6% on taxable investments and $77,000 or 41.2% on tax exempt investments. The average balance of taxable investments decreased $1,772,000 or 3.6% with interest rates earned improving to an average rate of 3.54% in 2005 compared to 3.45% in 2004. The decline in earnings on tax exempt bonds is the result of a decline of $2,258,000 or 38.9% in the average balance of these bonds combined with a decline in the average interest rate earned on this type investment of .16% as compared to the previous year.

Interest expense increased $1,088,000 or 34.1% in 2005 as compared to 2004 with greater expense in each category. Average interest-bearing deposits increased $15,403,000 or 6.7% in 2005 as compared to the first nine months of 2004 and the average interest rate paid increased .35% due to market rate increases combined with greater interest in the special certificate of deposit product. Short-term market interest rates increased 150 basis points since January 1, 2005, but rates paid on deposits increased on a much slower scale and will continue to gradually increase over the rest of the year if there is no significant change in market rates. Average balances of securities sold under agreement to resell increased $2,920,000 or 24.6% while the interest rate paid on these liabilities increased 43 basis points. Management took advantage of fixed rate financing from the FHLB in the past twelve months in order to lock in rates while granting fixed rate loans for similar periods. Average balances of these advances increased a net amount of $5,819,000 or 87.9% in the past twelve months while the average interest rate paid on the borrowings increased 35 basis points. Included in the net increase was a maturity of $3,000,000 which carried an interest rate of 6.9%, assisting in tempering the average increase in interest rate.

Total noninterest income declined $29,000 or 1.4% in the first nine months of 2005 as compared to the same period in 2004. Gains on mortgage loans held for sale declined $73,000 or 24.7%. Originations recorded in 2005 were less than in the past few years as customers had already converted their financing to more favorable interest rates. In 2004 management took advantage of gains in equity holdings in order to recognize income of

$91,000 compared to $2,000 in 2005. An expense relating to a decline in the market value of mortgage servicing rights of $75,000 was booked in the second quarter of 2005; no similar adjustment was necessary in 2004. Title insurance activity was $39,000 greater in the first nine months of 2005 as compared to income earned at the commencement of the program in 2004. Fee income in relation to the merchant card program has increased $65,000 or 144.5% in 2005 as compared to 2004 with greater scrutiny of the rates charged and allocation of a full time employee to the program. Fees relating to usage of debit cards, both by our customers for purchases and from others using our ATM network, has increased $52,000 or 52.5% in 2005 as compared to 2004.

The provision for loan loss declined $551,000 or 48.9% due to additional expense recorded in 2004 which was unmatched in 2005. Also, net charge-offs in 2005 represented greater dollars recovered on previous charge-offs than loans actually charged-off for the year. Management and the Board of Directors review the analysis of the allowance for loan loss on a regular basis and believe that the allowance is adequate at its current level.

Salaries and employee benefits increased $434,000 or 15.1% in 2005 as compared to 2004. Among the items contributing to this increase is the addition of staff both at the middle management and entry levels, staff added in conjunction with the opening of our fifth branch in December 2004 and commencement of the operation of our title insurance subsidiary in the fourth quarter of 2004. In addition, the Company is paying higher rates for health insurance along with a greater number of employees eligible for all extended benefits.

Expenses relating to occupancy and furniture and equipment increased $83,000 or 17.3% and $55,000 or 15.0%, respectively, relating primarily to the opening of the newest banking office in Dingmans Ferry, PA in December 2004.

Other expense increased $204,000 or 11.3% over the previous year due primarily to expenses associated with consultation in marketing deposit products of $84,000 or 51.6% and consultation relating to preparation for implementation of Sarbanes Oxley Section 404 compliance of $36,000 which was unmatched in 2004. Expenses relating to computer software amortization, purchase of annual or small programs and maintenance contracts on programs increased $33,000 or 15.1% with new products utilized in the current year. The costs to operate our ATM network increased $24,000 or 22.4% in 2005 due to the cost of generating new cards and higher expenses charged by our processor. Telephone expenses increased $17,000 or 28.4% relating mainly to the addition of the Dingmans Ferry office. Expenses relating to moving the backroom processing of our trust department declined $17,000 due to one time charges paid in 2004 to discontinue a contract with a third party. Various other accounts showed changes in costs, no one of which was material to this discussion.

Liquidity and Cash Flows

To ensure that the Company can satisfy customer credit needs for current and future commitments and deposit withdrawal requirements, the Bank manages the liquidity position by ensuring that there are adequate short-term funding sources available for those needs. Liquid assets consist of cash and due from banks, federal funds sold, interest-bearing deposits with other banks and investment securities maturing in one year or less. The following table shows these liquidity sources, minus short-term borrowings, as of September 30, 2005 compared to December 31, 2004:

(dollars in thousands)	September 30, 2005	December 31, 2004
Cash and due from banks	$6,136	$4,139
Interest-bearing deposits with other banks	19	15
Federal funds sold	2,119	978
Mortgage loans held for sale	—	112
Investment securities maturing or repricing in one year or less	27,056	45,208

	35,330	50,452
Less short-term borrowings	13,204	12,033

Net liquidity position	$22,126	$38,419

As a percent of total assets	6.32%	11.80%

Included in short-term borrowings is $2,000,000 borrowed from FHLB as a long term borrowing with a maturity date of June 28, 2006.

The Bank has the ability to borrow from the Federal Home Loan Bank of Pittsburgh with the maximum borrowing capacity at September 30, 2005 of $70 million. Other sources of liquidity are cash flows from regularly scheduled and prepayments of loans, sales or maturities in the investment portfolio, sales of residential mortgages in the secondary market, operating income and deposit growth. The Consolidated Statement of Cash Flows specifically details the contribution of each source.

Management monitors liquidity on a consistent basis and feels that liquidity levels are adequate. We are not aware of any known trends, events or uncertainties that will have or is reasonably likely to have a material effect on the Company’s liquidity, capital resources or operations nor are we aware of any current recommendations by regulatory authorities, which if implemented, would have such an effect.

Risk Elements

The table below presents information concerning nonperforming assets including nonaccrual loans, renegotiated loans, loans 90 days or more past due, other real estate loans and repossessed assets at September 30, 2005 and December 31, 2004. A loan is classified as nonaccrual when, in the opinion of management, there are doubts about collectability of interest and principal. At the time the accrual of interest is discontinued, future income is recognized only when cash is received. Impaired loans are recognized according to FASB 114, “Accounting by Creditors for Impairment of a Loan – Income Recognition and Disclosure”. Renegotiated loans are those loans which terms have been renegotiated to provide a reduction or deferral of principal or interest as a result of the deterioration of the borrower.

(dollars in thousands)	September 30, 2005	December 31, 2004
Loans on nonaccrual basis	$150	$261
Loans past due 90 days or more	359	293
Impaired loans	—	461

Total nonperforming loans	509	1,015
Other real estate	—	—
Repossessed assets	—	—

Total nonperforming assets	$509	$1,015

Nonperforming loans as a percent of total loans	0.2%	0.4%

Nonperforming assets as a percent of total assets	0.1%	0.3%

Allowance for loan loss as a percent of loans	1.31%	1.25%

Management believes the level of the allowance for loan losses at September 30, 2005 is adequate to cover probable losses inherent in the loan portfolio. The relationship between the allowance for loan losses and outstanding loans is a function of the credit quality and known risk attributed to the loan portfolio. The on-going loan review program and management analysis is used to determine the adequacy of the allowance for loan losses.

There are no loans classified as impaired under the terms of FAS No. 114, “Accounting by Creditors for Impairment of a Loan – Income Recognition and Disclosure” at September 30, 2005.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

A key function of management in its role as the Asset/Liability Committee (“ALCO”) is to evaluate the Company’s exposure to interest rate risk. The primary business of the Company in the financial services industry is to act as a depository financial intermediary. In this role, an integral element of risk involves the chance that prevailing interest rates will adversely affect assets, liabilities, capital, income and/or expense at different times and in different amounts. The ALCO is comprised of the following bank officers: all Senior Officers, the Vice President of Deposit Operations, the Vice President of Information Technology and the Marketing Officer. This committee reports directly to the Board of Directors on at least a quarterly basis.

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

Statement of Interest Sensitivity Gap

(amounts in thousands)	90 days or less	>90 days but < 1 year	1 - 5 years	>5 years	Total
Assets:
Interest-bearing deposits in other banks	$2,138	$—	$—	$—	$2,138
Mortgage loans held for sale	—	—	—	—	—
Investment securities available for sale (1) (4) (6)	17,121	9,935	11,578	5,322	43,956
Investment securities held to maturity (1)	—	—	199	—	199
Loans (1) (5)	73,263	82,912	86,579	45,134	287,888

Rate sensitive assets	$92,522	$92,847	$98,356	$50,456	$334,181

Liabilities:
Interest-bearing deposits:
Interest-bearing demand (2)	$4,063	$12,696	$34,024	$—	$50,783
Money market (3)	4,873	14,333	9,459	—	28,665
Savings (2)	3,255	10,171	27,257	—	40,683
Time deposits	22,024	56,896	55,174	—	134,094
Short-term borrowings	11,204	—	—	—	11,204
Other borrowings	—	2,000	3,000	8,991	13,991

Rate sensitive liabilities	$45,419	$96,096	$128,914	$8,991	$279,420

Interest sensitivity gap	$47,103	$(3,249)	$(30,558)	$41,465	$54,761
Cumulative gap	$47,103	$43,854	$13,296	$54,761
Cumulative gap to total assets	13.46%	12.53%	3.80%	15.65%

(1)	Investments and loans are included in the earlier of the period in which interest rates are next scheduled to adjust or in which they are due. No adjustment has been made for scheduled repayments or for anticipated prepayments.
(2)	Interest-bearing demand deposits, Passbook savings and Statement savings are segmented based on the percentage of decay method. The decay rates used include 8.00% 0-3 months, 12.50% 4-6 months, 12.50% 7-12 months and 67.00% 13-36 months.
(3)	Money market deposits are segmented based on the percentage of decay method. The decay rates used include 17.00% 0-3 months, 25.00% 4-6 months, 25.00% 7-12 months and 33.00% 13-36 months.
(4)	Includes Federal Home Loan Bank and Atlantic Central Bankers Bank stock which is included in Other Assets on the Consolidated Financial Statements.
(5)	Does not include loans in nonaccrual status, deposit overdrafts, unposted items or deferred fees on loans.
(6)	Among Dimeco’s investment portfolios are step-up securities. These securities are characterized by having tiered (usually increasing) interest rates over their life. Due to this feature these securities have been reallocated from their matuity date to their next step-up date. The specific impact of this policy by timeframe is as follows: “90 days or less” increased $2,985 “>90 days but < 1” year increased $6,924 “1 - 5 years” decreased $13 and “>5 years” decreased $9,896.

As this report shows, the Company was in an asset sensitive position at September 30, 2005. This means that in the one year time frame there were more interest-sensitive assets than liabilities. Management feels that the optimal position in a rising interest rate scenario is to be asset sensitive since assets tend to reprice quicker than liabilities. The Company has classified its callable, step-up U.S. Government Agency bonds in the periods in which the bonds will next reprice versus the period in which they mature since, in management’s judgment, these repricing events will occur either through the purchase terms or through the call functions inherent in the bonds.

The second report used to monitor interest rate risk is the Interest Rate Shock Analysis. This tool attempts to determine the affect on income of various shifts in the interest rate environment. In particular, a shift of 200 basis points, or 2% in interest rates, is the industry standard. Given a downward shift of 200 basis points, net interest income would decrease by $968,000 or 6.5% while net income would decrease $655,000 or 10.5%. Given the Federal Reserve’s current stance of increasing interest rates regularly, management feels that a general decrease in interest rates of this magnitude is not probable. The results of a potential shift of 200 basis points in either direction are well within internal policy guidelines. If the results were not tolerable, our policy would determine that management should reallocate the Balance Sheet in order to maintain compliance with the policy.

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

PART II - OTHER INFORMATION

Item 1 -	Legal Proceedings
NONE

Item 2 -	Unregistered Sales of Equity Securities and Use of Proceeds

	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs
7/1/05 to 7/31/05	—	—	—	72,300
8/1/05 to 8/31/05	3,000	$35.50	3,000	69,300
9/1/05 to 9/30/05	22,000	$35.50	22,000	47,300

Total	25,000	$35.50	25,000

Item 3 -	Defaults upon Senior Securities
NONE

Item 4 -	Submissions of Matters to a Vote of Security Holders
NONE

Item 5 -	Other Information
NONE

Item 6 -	Exhibits

Report on October 26, 2005 - News Release of Registrant – Dimeco, Inc. Announces Earnings at September 30, 2005

Exhibit Number:
31.1	Certification Pursuant to 15 U.S.C. Section 10A, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2003

31.2	Certification Pursuant to 15 U.S.C. Section 10A, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2003

32	Certification Pursuant to 18 U.S.C. Section 1350

99	Report of Independent Registered Public Accounting Firm

The following exhibits are included in this Report or incorporated herein by reference:

3(i)	Articles of Incorporation of Dimeco, Inc.*

3(ii)	Amended Bylaws of Dimeco, Inc.****

10.1	2000 Independent Directors Stock Option Plan**

10.2	2000 Stock Incentive Plan***

10.3	Form of Salary Continuation Plan for Executive Officers****

10.4	Form of Deferred Compensation Plan for Directors****

*	Incorporated by reference to the Exhibit 3A to the Form S-4 (File No. 333-58936) filed with the Commission on February 26, 1993.
**	Incorporated by reference to Exhibit 99.1 to the Form S-8 (File No. 333-69420) filed with the Commission on September 14, 2002.
***	Incorporated by reference to Exhibit 99.1 to the Form S-8 (File No. 333-69416) filed with the Commission on September 14, 2002.
****	Incorporated by reference to the identically numbered exhibits of the Registrant’s Form 10-KSB for the year ended December 31, 2001 filed on March 26, 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused the report to be signed on its behalf by the undersigned, thereunto duly authorized.

DIMECO, INC.

Date: November 10, 2005	By:	/s/ Gary C. Beilman
Gary C. Beilman
President and Chief Executive Officer

Date: November 10, 2005	By:	/s/ Maureen H. Beilman
Maureen H. Beilman
Chief Financial Officer