Form 10-K
period 2005-12-31
DIMECO INC
filed 2006-03-22
CIK 898037

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2005

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

Common Stock, $.50 par value

(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  ☐ YES  ☒ NO

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  ☐ YES  ☒ NO

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☒ YES  ☐ NO

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).  ☐ YES  ☒ NO

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  ☐ YES  ☒ NO

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was approximately $46 million as of June 30, 2005 based on the last sale ($34.00 per share) reported on the OTC Bulletin Board as of that date. Solely for purposes of this calculation, the term “affiliate” refers to all directors and executive officers of the registrant and all stockholders beneficially owning more than 5% of the registrant’s common stock.

As of March 1, 2006, there were issued and outstanding 1,522,994 shares of the registrant’s common stock.

DOCUMENTS INCORPORATED BY REFERENCE

1.	Portions of the Registrant’s Annual Report to Stockholders for the fiscal year ended December 31, 2005. (Part II)

2.	Portions of the Registrant’s definitive Proxy Statement for the 2006 Annual Meeting of Shareholders. (Part III)

DIMECO, INC.

ANNUAL REPORT ON FORM 10-K

for the fiscal year ended December 31, 2005

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

These forward-looking statements involve risks and uncertainties, such as statements of the Company’s plans, objectives, expectations, estimates and intentions, that are subject to change based on various important factors (some of which, including those described under Item 1A. Risk Factors, are beyond the Company’s control). The following factors, among others, could cause the Company’s financial performance to differ materially from the plans, objectives, expectations, estimates and intentions expressed in such forward-looking statements: the strength of the United States economy in general and the strength of the local economies in which the Company conducts operations; the effects of, and changes in, trade, monetary and fiscal policies and laws, including interest rate policies of the Board of Governors of the Federal Reserve System, inflation, interest rate, market and monetary fluctuations; the timely development of and acceptance of new products and services of the Company and the perceived overall value of these products and services by users, including the features, pricing and quality compared to competitors’ products and services; the willingness of users to substitute competitors’ products and services for the Company’s products and services; the success of the Company in gaining regulatory approval of its products and services, when required; the impact of changes in financial services’ laws and regulations (including laws concerning taxes, banking, securities and insurance); technological changes, acquisitions; changes in consumer spending and saving habits; and the success of the Company at managing these risks.

The Company cautions that this list of important factors is not exclusive. The Company does not undertake to update any forward-looking statement, whether written or oral, that may be made from time to time by or on behalf of the Company.

Item 1.	Business

General

The Company, a Pennsylvania corporation, is a bank holding company headquartered in Honesdale, Pennsylvania. At December 31, 2005, the Company had total consolidated assets, deposits and stockholders’ equity of approximately $358 million, $295 million and $31 million, respectively. The Company’s principal business is to serve as a holding company for its wholly-owned subsidiary, The Dime Bank (the “Bank”).

The Bank is a Pennsylvania-chartered commercial bank, originally organized in 1905. The Bank provides a comprehensive range of lending, depository and financial services to individuals and small to medium-sized businesses. The Bank’s deposit services range from traditional time, demand, and savings deposit accounts to sophisticated cash management products, including electronic banking and commercial sweep accounts. The Bank’s lending services include secured and unsecured commercial, real estate and consumer loans. The Bank also operates a trust department and an investment department which had $44 million in client assets under management at December 31, 2005. The Bank conducts business from five branch offices, located in Honesdale, Hawley, Damascus, Greentown and Dingmans Ferry, Pennsylvania, as well as maintaining two off-site ATM machines each located in Honesdale and Hawley, Pennsylvania. The Bank maintains a website at www.thedimebank.com.

In 2003 the Bank formed a 100% owned subsidiary, TDB Insurance Services, LLC in order to offer title insurance services in conjunction with the Bank’s lending function and began offering this service in the second quarter of 2004.

Competition

The Bank is one of many financial institutions serving its principal market area, which includes Wayne and Pike Counties, Pennsylvania and Sullivan County, New York. Such market areas are approximately 90 miles west of New York City. Pike County, Pennsylvania is one of the fastest growing counties in Pennsylvania. The competition for deposit products comes primarily from other insured financial institutions such as commercial banks, thrift institutions, credit unions, and multi-state regional banks in the Company’s market area. Based on data compiled by the FDIC as of June 30, 2005 (the latest date for which such information is available), the Bank had the largest share of FDIC-insured deposits in Wayne County with approximately 22% and the fifth largest share of FDIC-insured deposits in Pike County with approximately 10%. This data does not reflect deposits held by credit unions with which the Bank also competes. Deposit competition also includes a number of insurance products sold by local agents and investment products such as mutual funds and other securities sold by local and regional brokers. Loan competition varies depending upon market conditions and comes from other insured financial institutions such as commercial banks, thrift institutions, credit unions, multi-state regional banks, and mortgage brokers.

Lending Activities

General. The principal lending activity of the Bank is the origination of commercial real estate loans, residential mortgage loans, commercial and industrial loans, installment loans, and, to a lesser extent, construction and development loans, home equity loans, and agricultural loans. Generally, loans are originated in the Company’s primary market area of Pike and Wayne Counties, Pennsylvania and Sullivan County, New York. Substantially all of the Bank’s borrowers are located in these counties and would be expected to be affected by economic and other conditions in this area. In addition, the Company had $57 million of loans granted to summer camps and recreational facilities in the northeastern United States. This amount of loans constitutes approximately 20% of the loan portfolio. The Company does not believe that there are any other concentrations of loans or borrowers exceeding 10% of total loans.

Analysis of Loan Portfolio. Set forth below is selected data relating to the composition of the Bank’s loan portfolio by type of loan on the dates indicated.

	At December 31,
(Dollars in thousands)	2005		2004		2003		2002		2001
	$	%	$	%	$	%	$	%	$	%
	(Dollars in thousands)
Loans secured by real estate:
Construction and development	$3,771	1.3%	$662	0.3%	$396	0.2%	$111	0.1%	$233	0.1%
Mortgage loans secured by farmland	1,879	0.7	1,786	0.7	1,644	0.7	1,978	1.1	2,318	1.4
Commercial loans-secured by non-farm, non-residential properties	157,076	55.3	133,259	52.5	112,443	51.0	88,960	47.3	71,015	43.8
Secured by 1-4 family residential properties:
Home equity lines of credit	2,535	0.9	1,820	0.7	1,367	0.6	1,402	0.7	993	0.6
Mortgage loans	54,682	19.2	53,026	20.9	50,986	23.2	48,980	26.0	46,809	28.8
Commercial and industrial loans	41,351	14.5	41,848	16.5	32,263	14.7	28,437	15.1	23,467	14.4
Installment loans	18,562	6.5	18,083	7.1	19,641	8.9	16,896	9.0	16,193	10.0
Other loans:
Agriculture	863	0.3	606	0.2	470	0.2	705	0.4	772	0.5
Other	3,577	1.3	2,674	1.1	1,140	0.5	638	0.3	706	0.4

Total loans	284,296	100.0%	253,764	100.0%	220,350	100.0%	188,107	100.0%	162,506	100.0%

Less unearned income	734		623		741		746		766

Loans, net of unearned income	$283,562		$253,141		$219,609		$187,361		$161,740

Loans held for sale	$211		$112		$654		$1,195		$527

Loan Maturity. The following table sets forth the maturities for selected categories of the Bank’s loan portfolio at December 31, 2005. The table does not include prepayments or scheduled principal repayments. All loans are shown as maturing based on contractual maturities. Demand loans and loans having no stated maturity are shown as due within one year.

(In thousands)	Due Within 1 year	Due after 1 through 5 years	Due after 5 years	Total
Commercial & agricultural Real estate	$11,634	$4,924	$142,397	$158,955
Commercial & industrial, and agricultural	16,258	14,357	11,599	42,214
Construction and development	2,967	804	—	3,771

Total	$30,859	$20,085	$153,996	$204,940

The following table sets forth the dollar amount as of December 31, 2005 of selected categories of the Company’s loans due more than one year after December 31, 2005, which are based upon fixed interest rates or floating or adjustable interest rates.

(In thousands)	Fixed Rates	Variable Rate	Total
Commercial & agricultural real estate	$8,803	$138,518	$147,321
Commercial & industrial, and agricultural	10,457	15,499	25,956
Construction and development	241	563	804

Total	$19,501	$154,580	$174,081

Commercial Real Estate and Farmland Loans. The commercial real estate loan portfolio consists of loans secured primarily by children’s recreational summer camps, retail stores, restaurants, resorts, investment real estate, and manufacturing facilities. The Bank also grants loans secured by farmland. Loans secured by commercial property or farmland may be originated in amounts up to 80% of the lower of the appraised value or purchase price, for a maximum term of 20 years. The Bank has a concentration of commercial real estate loans that are secured by summer camps and recreational facilities for children in the Northeastern United States; these loans are generally adjustable-rate loans tied to the prime interest rate, with terms of up to 20 years. At December 31, 2005, $57 million of the loan portfolio consisted of loans to these summer camps and recreational facilities for children.

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

Furthermore, the repayment of loans secured by commercial real estate is typically dependent upon the successful operation of the related business or commercial project. If the cash flow from the project is reduced, the borrower’s ability to repay the loan may be impaired, resulting in the failure to make loan payments. In such cases, the Bank may be compelled to modify the terms of the loan. In addition, the nature of these loans makes them generally less predictable and more difficult to evaluate and monitor. As a result, repayment of these loans may be subject to a greater extent than residential loans to adverse conditions in the real estate market or economy.

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

Fixed-rate loans are generally underwritten in accordance with FreddieMac guidelines. Currently, loans underwritten in accordance with FreddieMac guidelines are generally sold in the secondary market. However, the number of saleable loans could vary materially as a result of market conditions. The Bank generally charges a higher interest rate if loans are not saleable under FreddieMac guidelines. Fixed-rate loans which are held in portfolio are underwritten in accordance with FreddieMac credit guidelines but may not conform in relation to other guidelines. At December 31, 2005, $29 million of the Bank’s residential real estate loan portfolio consisted of long-term, fixed-rate first mortgage loans.

Substantially all of the one-to-four family mortgages include “due on sale” clauses, which are provisions giving the Bank the right to declare a loan immediately payable if the borrower sells or otherwise transfers an interest in the property to a third party.

Property appraisals on real estate securing one-to-four family residential loans are made by appraisers approved by the Loan Committee. Appraisals are performed in accordance with applicable regulations and policies. The Bank obtains title insurance policies on most first mortgage real estate loans originated.

Home equity term loans are written for terms of one to fifteen years with fixed rates of interest. The Bank also offers revolving home equity lines of credit with variable interest rates tied to the prime rate. These lines allow for a ten year draw period followed by a ten year repayment period. Both types of home equity loans are typically based upon the lower of 80% of the collateral value or $100,000.

Commercial and Industrial Loans. Commercial and industrial loans consist of equipment, accounts receivables, inventory, lines of credit, and other business purpose loans. Such loans are generally originated in amounts up to 75% of the appraised value of the business asset and are secured by either the underlying collateral and/or by the personal guarantees of the borrower. Commercial and industrial loans are generally made at rates which adjust above the prime interest rate and generally mature in 5 to 10 years.

Unlike residential mortgage loans, which generally are made on the basis of the borrower’s ability to make repayment from his or her employment and other income and which are secured by real property whose value tends to be more easily ascertainable, commercial business loans typically are made on the basis of the borrower’s ability to make repayment from the cash flow of the borrower’s business. As a result, the availability of funds for the repayment of commercial business loans is substantially dependent on the success of the business itself and the general economic environment.

Installment Loans. The installment loan portfolio includes various types of secured and unsecured consumer loans including automobile, education, and recreational vehicle loans. The Bank originates loans directly and indirectly through local automobile and recreational vehicle dealerships. These loans generally have terms of one to five years, generally at fixed rates of interest. The interest rates range between 1.7% for loans that are secured by deposits to 15.0% for loans that are unsecured, with an average interest rate of approximately 8.6%. The installment loan portfolio includes approximately $12 million of new and used automobile and recreational vehicle loans. These loans are originated in amounts up to 90% of the purchase price of the vehicle.

Loans Held For Sale. The Bank holds as available for sale certain residential mortgage loans. These loans conform to FreddieMac guidelines and are readily saleable in the secondary market. The Bank services such loans and is generally not liable for these loans, since they are sold on a non-recourse basis. At December 31, 2005, $0.2 million of loans were classified as held for sale, carried at the lower of cost or market value.

Loan Solicitation and Processing. The Bank has established various lending limits for its officers and also maintains a loan committee. The loan committee is comprised of the President, Senior Lending Officer and other Bank officers. The loan committee has the authority to approve all loans up to $500,000. Requests in excess of this limit must be submitted to the full Board of Directors for approval. Additionally, the President, and Senior Lending Officer each has the authority to approve secured loans up to $200,000, and unsecured loans up to $100,000. Loan officers generally have the authority to approve secured loans between $30,000 and $150,000 and unsecured loans between $15,000 and $50,000. Notwithstanding individual lending authority, certain loan policy exceptions must be submitted to the loan committee for approval.

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

Loan Commitments. The Bank generally grants commitments to fund fixed-rate and adjustable-rate, single-family mortgage loans for periods of 60 days at a specified term and interest rate. The total amount of its commitments to extend credit as of December 31, 2005 was $2 million.

Nonperforming Assets

The following table identifies nonperforming loans including nonaccrual loans and past due loans which were accruing but contractually past due 90 days or more. Renegotiated loans are those which terms have been renegotiated to provide a reduction or deferral of principal or interest as a result of the deteriorating position of the borrower and constitute troubled debt restructurings under Financial Accounting Standard (“FAS”) No. 15. At December 31, 2005, the Bank had no impaired loans within the meaning of FAS No. 114, as amended by FAS No. 118.

	At December 31,
(Dollars in thousands)	2005	2004	2003	2002	2001
Loans accounted for on a nonaccrual basis:
Mortgage loans	$487	$189	$2,269	$467	$149
Commercial and industrial, and agricultural	—	22	17	62	43
Installment	39	50	78	73	64

Total	526	261	2,364	602	256

Accruing loans which are contractually past due 90 days or more:
Mortgage loans	209	244	113	55	265
Commercial and industrial, and agricultural	11	10	57	10	70
Installment	59	39	5	27	25

Total	279	293	175	92	360
Renegotiated loans	—	461	482	498	520

Total nonperforming loans	805	1,015	3,021	1,192	1,136
Other real estate owned	—	—	—	—	126

Total nonperforming assets	$805	$1,015	$3,021	$1,192	$1,262

Non-performing loans as a percent of total loans	0.28%	0.40%	1.38%	0.64%	0.70%

Non-performing assets as a percent total assets	0.22%	0.31%	0.99%	0.43%	0.51%

Nonaccrual loans increased by $1,762,000 in 2003 as a result of a large commercial loan which moved into nonaccrual status before the foreclosure of the associated real estate and the eventual sale of the real estate and assets in 2004.

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

Potential Problem Loans. As of December 31, 2005, there were no loans not disclosed above, where known information about possible credit problems of borrowers caused management to have serious doubts as to the ability of such borrowers to comply with the present loan repayment terms.

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

The following table sets forth the Bank’s classified assets.

	At December 31,
(In thousands)	2005	2004	2003	2002	2001
Special mention	$5,685	$1,862	$2,603	$5,039	$6,829
Substandard	1,831	4,071	2,263	1,896	2,626
Doubtful	1,049	—	—	—	42
Loss	—	—	—	—	—

Total	$8,565	$5,933	$4,866	$6,935	$9,497

Allowance for Loan Losses

For a description of the Company’s methodology for determining the allowance for loan losses, see Note 1 of the Notes to Consolidated Financial Statements. The following table sets forth certain information regarding the allowance for loan losses at or for the dates indicated.

	At or for the Year Ended December 31,
(Dollars in thousands)	2005	2004	2003	2002	2001
Loans outstanding at end of period	$283,562	$253,141	$219,609	$187,361	$161,740

Average loans outstanding	$270,815	$237,089	$205,209	$172,368	$158,765

Allowance for loan losses:
Balance, beginning of period	$3,172	$3,014	$2,818	$2,373	$2,088

Loans charged off:
Commercial and industrial, and agricultural	106	32	69	100	218
Mortgage loans	—	860	558	48	208
Installment	200	226	195	151	199

Total loans charged off	306	1,118	822	299	625

Recoveries:
Commercial and industrial, and agricultural	46	4	4	6	11
Mortgage loans	141	89	2	23	8
Installment	70	57	52	40	24

Total recoveries	257	150	58	69	43

Net loans charged off	49	968	764	230	582

Provisions charged to expense	850	1,126	960	675	867

Balance, end of period	$3,973	$3,172	$3,014	$2,818	$2,373

Ratios:
Net charge-offs as a percent of Average loans outstanding	0.02%	0.41%	0.37%	0.13%	0.37%

Allowance for loan losses as a percent of Average loans outstanding	1.47%	1.34%	1.47%	1.63%	1.50%

Loans charged-off in 2005 were significantly less than in recent years and were substantially offset by recoveries of previously charged off loans including recovery of a large commercial real estate credit, resulting in a low amount of net loans charged off in 2005. The increase in loans charged off in 2003 and 2004 was mainly attributable to one commercial credit. The collateral associated with the loan was appraised at the time of foreclosure with the balance charged off in 2003. In 2004, management became aware that the property value was not as large as originally appraised and a further charge-off was recorded at that time. The loan was resolved in 2004 and the foreclosed real estate sold.

The following table presents a breakdown by loan category of the allowance for loan losses:

	At December 31,
	2005		2004		2003		2002		2001
(Dollars in thousands)	Amount	Percent of Loans to Total Loans	Amount	Percent of Loans to Total Loans	Amount	Percent of Loans to Total Loans	Amount	Percent of Loans to Total Loans	Amount	Percent of Loans to Total Loans
Commercial and industrial, and agricultural	$604	16.1%	$586	17.8%	$533	15.4%	$383	15.8%	$147	14.9%
Construction and development	—	1.3	—	0.3	1	0.2	1	0.1	1	0.1
Mortgage	3,079	76.1	2,269	74.8	2,110	75.5	1,993	75.4	1,860	74.0
Installment	290	6.5	317	7.1	370	8.9	245	8.7	237	11.0
Unallocated	—	0.0	—	0.0	—	0.0	196	0.0	128	0.0

Total	$3,973	100.0%	$3,172	100.0%	$3,014	100.0%	$2,818	100.0%	$2,373	100.0%

Investment Activities

The Bank is required under federal regulations to maintain an adequate level of liquid assets which may be invested in specified short-term securities and certain other investments. The level of liquid assets varies depending upon several factors, including: (i) the yields on investment alternatives, (ii) management’s judgment as to the attractiveness of the yields then available in relation to other opportunities, (iii) expectation of future yield levels, and (iv) management’s projections as to the short-term demand for funds to be used in loan origination and other activities. Investment securities are classified at the time of purchase, based upon management’s intentions and abilities, as securities held to maturity or securities available for sale. Management has for several years maintained all current investment purchases in the available for sale category in order to have the ability to liquidate the investment with no accounting ramifications. It is not our intent to sell these securities, however we have classified them as available for sale in order to have the ability to sell them if the need arises without accounting reclassification. Securities classified as available for sale are adjusted to market value with the offset booked as an adjustment to stockholders’ equity. Debt securities classified as held to maturity are those which management purchased with the intent and ability to hold to maturity and are stated at cost and adjusted for amortization of premium and accretion of discount, which are computed using the interest method and recognized as adjustments of interest income. Equity securities are classified as available for sale when purchased.

Current regulatory and accounting guidelines regarding investment securities (including mortgage-backed securities) require the Bank to categorize securities as “held to maturity,” “available for sale” or “trading.” As of December 31, 2005, the Registrant had securities classified as held to maturity and available for sale in the amount of approximately $.2 million and $54 million, respectively and had no securities classified as trading. Securities classified as available for sale are reported for financial reporting purposes at the fair market value with net changes in the market value from period to period included as a separate component of stockholders’ equity, net of income taxes. At December 31, 2005, the Registrant’s securities available for sale had an amortized cost of $55 million and market value of $54 million. Changes in market value in the Registrant’s available for sale portfolio reflect normal market conditions and vary, either positively or negatively, based primarily on changes in general levels of market interest rates relative to the yields of the portfolio. Changes in the market value of securities available for sale do not affect the Company’s income. In addition, changes in the market value of securities available for sale do not affect the Bank’s regulatory capital requirements or its loan-to-one borrower limit.

At December 31, 2005, the Company’s investment portfolio policy allowed investments in instruments such as: (i) U.S. Treasury obligations; (ii) U.S. federal agency or federally sponsored agency obligations; (iii) obligations of state and political subdivisions; (iv) mortgage-backed securities; (v) banker’s acceptances; (vi) certificates of deposit; and (vii) investment grade corporate bonds and commercial paper. The Board of Directors may authorize additional investments.

Investment Portfolio. The following table sets forth the carrying value of the investment securities portfolio at the dates indicated.

	At December 31,
(In thousands)	2005	2004	2003
Available-for-Sale:
U.S. government agency securities	$22,573	$18,303	$34,803
Mortgage-backed securities	1,914	92	118
Obligations of state and political subdivisions	6,225	5,224	8,591
Corporate securities	1,171	6,294	10,428
Commercial paper	21,971	25,459	9,989
Equity Securities	275	290	428

Total	$54,129	$55,662	$64,357

Held to Maturity:
Obligations of states and political subdivisions	$199	$198	$197

Investment Portfolio Maturities. The following table sets forth certain information regarding the carrying values, weighted average yields and maturities of the Registrant’s investment and mortgage-backed securities portfolio at December 31, 2005. The following table does not take into consideration the effects of scheduled repayments or the effects of possible prepayments.

	At December 31, 2005
	One Year or Less		One to Five Years		Five to Ten Years		More than Ten Years		Total Investment Securities
(Dollars in thousands)	Carrying Value	Average Yield	Carrying Value	Average Yield	Carrying Value	Average Yield	Carrying Value	Average Yield(1)	Carrying Value	Average Yield	Market Value
Available-for-Sale:
U.S. government Agencies	$2,988	4.00%	$8,836	3.90%	$4,864	3.99%	$5,885	4.02%	$22,573	3.96%	$22,573
Mortgage-Backed Securities	—	0.00	—	0.00	889	4.18	1,025	4.92	1,914	4.58	1,914
Obligations of state and political subdivisions	—	0.00	588	6.54	1,180	5.92	4,457	5.66	6,225	5.77	6,226
Corporate	—	0.00	953	6.62	218	7.70	—	0.00	1,171	6.83	1,171
Commercial paper	21,971	4.36	—	0.00	—	0.00	—	0.00	21,971	4.36	21,970
Equity Securities	—	0.00	—	0.00	—	0.00	275	3.67	275	3.67	275

Total	$24,959	4.32%	$10,377	4.31%	$7,151	4.45%	$11,642	4.71%	$54,129	4.42%	$54,129

Held-to-Maturity:
Obligations of states and political subdivisions	$199	11.36%	$—	0.00%	$—	0.00%	$—	0.00%	$199	11.36%	$207

Total	$199	11.36%	$—	0.00%	$—	0.00%	$—	0.00%	$199	11.36%	$207

(1)	Weighted average yields have been computed on a taxable equivalent basis assuming a federal income tax rate of 34%.

Sources of Funds

General. Deposits are the major source of the Bank’s funds for lending and other investment purposes. Borrowings may be used on a short-term basis to compensate for reductions in the availability of funds from other sources. They also may be used on a longer-term basis for interest rate risk management and general business purposes. In addition to deposits and borrowings, the Bank derives funds from loan principal repayments, short-term borrowings in the form of securities sold under agreement to repurchase and proceeds from the sale and maturity of investment securities. Loan payments are a relatively stable source of funds, while deposit inflows are significantly influenced by general interest rates and money market conditions.

Deposits. The Bank offers a variety of deposit accounts, although a majority of deposits are in fixed-term, market-rate certificate accounts. Deposit account terms vary, primarily as to the required minimum balance amount, the amount of time that the funds must remain on deposit and the applicable interest rate. In 2004, the Bank joined the Promontory Interfinancial Network, gaining the ability to offer customers certificates of deposit with FDIC insurance coverage up to $20 million through its Certificate of Deposit Account Registry Service (“CDARS”). Our customers’ funds are reciprocated in the network with funds from other banks, with no bank having total customer deposits at the current maximum FDIC coverage limit of $100,000. The Bank is the only point of contact for the customer. Any deposits placed through this network are classified as brokered certificates of deposit. The Bank has recently begun marketing efforts in relation to sales of this product and had $5 million of deposits in the program at December 31, 2005.

Jumbo Certificates of Deposit. The following table shows the amount (in thousands) of the Bank’s certificates of deposit of $100,000 or more by time remaining until maturity as of December 31, 2005:

Maturity Period	Certificates of Deposit
Within three months	$14,497
Three through six months	17,174
Six through twelve months	8,696
Over twelve months	14,095

$54,462

Borrowings. The Bank may obtain advances from the Federal Home Loan Bank (“FHLB”) of Pittsburgh to supplement its supply of lendable funds. Advances from the FHLB of Pittsburgh are typically secured by a pledge of the Bank’s stock in the FHLB of Pittsburgh and a portion of the Bank’s first mortgage loans and certain other assets. Each FHLB credit program has its own interest rate, which may be fixed or variable, and range of maturities. The Bank, if the need arises, may also access the Federal Reserve Bank discount window to supplement its supply of lendable funds and to meet deposit withdrawal requirements.

The following table sets forth information concerning short-term FHLB advances and securities sold under agreements to repurchase during the periods indicated.

	At or For the Years Ended December 31,
(In thousands)	2005	2004	2003
Average outstanding	$14,855	$13,142	$11,369
Maximum amount outstanding at any month-end during the year	20,204	16,087	15,142
Weighted average interest rate during the year	1.40%	0.98%	0.98%
Total short-term borrowings at year end	12,954	12,033	11,800
Weighted average interest rate at year end	2.97%	1.22%	0.89%

Trust and Financial Services Activities

The Bank operates a Trust Department and an Investment Department. These departments provide estate planning, investment management and financial planning to customers. At December 31, 2005, the Bank had $44 million of assets under management, of which $42 million is non-discretionary with no investment authority.

Personnel

As of December 31, 2005, the Registrant had 93 full-time employees and 30 part-time employees. The employees are not represented by a collective bargaining unit. The Registrant believes its relationship with its employees to be satisfactory.

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

Financial Activities. The Gramm-Leach-Bliley Act, which became effective in March 2001, permits greater affiliation among banks, securities firms, insurance companies, and other companies under a new type of financial services company known as a “financial holding company.” A financial holding company essentially is a bank holding company with significantly expanded powers. Financial holding companies are authorized by statute to engage in a number of financial activities previously impermissible for bank holding companies, including: (i) securities underwriting, dealing and market making; (ii) sponsoring mutual funds and investment companies; (iii) insurance underwriting and agency; and (iv) merchant banking activities. The Gramm-Leach-Bliley Act also permits the Federal Reserve and the Treasury Department to authorize additional activities for financial holding companies if they are “financial in nature” or “incidental” to financial activities. A bank holding company may become a financial holding company if each of its subsidiary banks is well capitalized, well managed, and has at least a “satisfactory” CRA rating. A financial holding company must provide notice to the Federal Reserve within 30 days after commencing activities previously determined by statute or by the Federal Reserve and Department of the Treasury to be permissible. The Company has not submitted notice to the Federal Reserve to become a financial holding company.

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

The Code also provides state-chartered commercial banks with all of the powers enjoyed by national banks and federal savings associations, subject to regulation by the Pennsylvania Department of Banking. The Federal Deposit Insurance Corporation Act, however, prohibits a state-chartered bank from making new investments, loans, or becoming involved in activities as principal and equity investments which are not permitted for national banks unless (1) the FDIC determines the activity or investment does not pose a significant risk of loss to the relevant insurance fund and (2) the bank meets all applicable capital requirements. Accordingly, the additional operating authority provided to the Bank by the code is significantly restricted by the Federal Deposit Insurance Act.

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

Under the Federal Deposit Insurance Reform Act of 2005, which was signed into law on February 15, 2006: (i) the Bank Insurance Fund and the Savings Association Insurance Fund will be merged into a new combined fund, to be called the Deposit Insurance Fund effective July 1, 2006, (ii) the current $100,000 deposit insurance coverage will be indexed for inflation (with adjustments every five years, commencing January 1, 2011); and (iii) deposit insurance coverage for retirement accounts will be increased to $250,000 per participant subject to adjustment for inflation. The FDIC will be given greater latitude in setting the assessment rates for insured depository institutions, which could be used to impose minimum assessments.

The FDIC will be authorized to set the reserve ratio for the Deposit Insurance Fund annually at between 1.15% and 1.5% of estimated insured deposits. If the Deposit Insurance Fund’s reserves exceed the designated reserve ratio, the FDIC is required to pay out all or, if the reserve ratio is less than 1.5%, a portion of the excess as a dividend to insured depository institutions based on the percentage of insured deposits held on December 31, 1996 adjusted for subsequently paid premiums. Insured depository institutions that were in existence on December 31, 1996 and paid assessments prior to that date (or their successors) are entitled to a one-time credit against future assessments based on their past contributions to the BIF or SAIF.

Regulatory Capital Requirements. The FDIC has promulgated capital adequacy requirements for state-chartered banks that, like the Bank, are not members of the Federal Reserve System. At December 31, 2005, the Bank exceeded all regulatory capital requirements and was classified as “well capitalized.”

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

The Bank is also subject to minimum capital requirements imposed by the Pennsylvania Department of Banking on Pennsylvania-chartered depository institutions. Under the Pennsylvania Department of Banking’s capital regulations, a Pennsylvania bank or savings bank must maintain a minimum leverage ratio of Tier 1 capital (as defined under the FDIC’s capital regulations) to total assets of 4%. In addition, the Pennsylvania Department of Banking has the supervisory discretion to require a higher leverage ratio for any institutions based on the institution’s substandard performance in any of a number of areas. The Bank was in compliance with both the FDIC and the Pennsylvania Department of Banking capital requirements as of December 31, 2005.

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

As a member, it is required to purchase and maintain stock in the Federal Home Loan Bank of Pittsburgh in an amount equal to 0.7% of its aggregate unpaid residential mortgage loans, home purchase contracts or similar obligations at the beginning of each year and 5% of its outstanding advances from the Federal Home Loan Bank. At December 31, 2005, the Bank was in compliance with this requirement.

Federal Reserve System. The Federal Reserve requires all depository institutions to maintain non-interest bearing reserves at specified levels against their transaction accounts (primarily checking and NOW accounts) and non-personal time deposits. The balances maintained to meet the reserve requirements imposed by the Federal Reserve may be used to satisfy the liquidity requirements that are imposed by the Department. At December 31, 2005, the Bank met its reserve requirements.

Loans to One Borrower. Under Pennsylvania law, commercial banks have, subject to certain exemptions, lending limits to one borrower in an amount equal to 15% of the institution’s capital accounts. Pursuant to the national bank parity provisions of the Pennsylvania Banking Code, the Bank may also lend up to the maximum amounts permissible for national banks, which are allowed to make loans to one borrower of up to 25% of capital and surplus in certain circumstances. An institution’s capital account includes the aggregate of all capital, surplus, undivided profits, capital securities and general reserves for loan losses. As of December 31, 2005, loans-to-one borrower limitation was $4.4 million and the Bank was in compliance with such limitation.

Item 1A.	Risk Factors

In determining whether to invest in our securities, investors should consider, among other factors, the following:

Risks Related to Our Business

Our success will depend upon our ability to effectively manage our future growth.

We believe that we have in place the management and systems, including data processing systems, internal controls and a strong credit culture, to support continued growth. However, our continued growth and profitability depend on the ability of our officers and key employees to manage such growth effectively, to attract and retain skilled employees and to maintain adequate internal controls and a strong credit culture. Accordingly, there can be no assurance that we will be successful in managing our expansion, and the failure to do so would adversely affect our financial condition and results of operations.

If we experience loan losses in excess of our allowance, our earnings will be adversely affected.

The risk of credit losses on loans varies with, among other things, general economic conditions, the type of loan being made, the creditworthiness of the borrower over the term of the loan and, in the case of a collateralized loan, the value and marketability of the collateral for the loan. Management maintains an allowance for loan losses based upon, among other things, historical experience, an evaluation of economic conditions and regular reviews of delinquencies and loan portfolio quality. Based upon such factors, management makes various assumptions and judgments about the ultimate collectibility of the loan portfolio and provides an allowance for loan losses based upon a percentage of the outstanding balances and for specific loans when their ultimate collectibility is considered questionable. If management’s assumptions and judgments prove to be incorrect and the allowance for loan losses is inadequate to absorb future losses, or if the bank regulatory authorities require us to increase the allowance for loan losses as a part of their examination process, our earnings and capital could be significantly and adversely affected.

As of December 31, 2005, our allowance for loan losses was $3,973,000, which represented 1.4% of outstanding loans. At such date, we had 38 nonperforming loans totaling $805,000. We actively manage our nonperforming loans in an effort to minimize credit losses. Although management believes that its allowance for loan losses is adequate, there can be no assurance that the allowance will prove sufficient to cover future loan losses. Further, although management uses the best information available to make determinations with respect to the allowance for loan losses, future adjustments may be necessary if economic conditions differ substantially from the assumptions used or adverse developments arise with respect to our non-performing or performing loans. Material additions to our allowance for loan losses would result in a decrease in our net income and capital, and could have a material adverse effect on our financial condition and results of operations.

Most of our loans are to commercial borrowers, which have a higher degree of risk than other types of loans.

Commercial loans are often larger and may involve greater risks than other types of lending. Because payments on such loans are often dependent on the successful operation of the property or business involved, repayment of such loans may be more sensitive than other types of loans to adverse conditions in the real estate market or the economy. Unlike residential mortgage loans, which generally are made on the basis of the borrower’s ability to make repayment from his or her employment and other income and which are secured by real property whose value tends to be more easily ascertainable, commercial loans typically are made on the basis of the borrower’s ability to make repayment from the cash flow of the borrower’s business. As a result, the availability of funds for the repayment of commercial loans may be substantially dependent on the success of the business itself and the general economic environment. If the cash flow from business operations is reduced, the borrower’s ability to repay the loan may be impaired.

Most of our loans are secured, in whole or in part, with real estate collateral which is subject to declines in value.

In addition to the financial strength and cash flow characteristics of the borrower in each case, we often secure our loans with real estate collateral. As of December 31, 2005, approximately 81% of our loans, including loans held for sale, had real estate as a primary, secondary or tertiary component of collateral. Real estate values and real estate markets are generally affected by, among other things, changes in national, regional or local economic conditions, fluctuations in interest rates and the availability of loans to potential purchasers, changes in tax laws and other governmental statutes, regulations and policies, and acts of nature. The real estate collateral in each case provides an alternate source of repayment in the event of default by the borrower. If real estate prices in our markets decline, the value of the real estate collateral securing our loans could be reduced. If we are required to liquidate the collateral securing a loan during a period of reduced real estate values to satisfy the debt, our earnings and capital could be adversely affected.

Our business is geographically concentrated and is subject to regional economic factors that could have an adverse impact on our business.

Substantially all of our business is with customers in our market area of Northeastern Pennsylvania. Most of our customers are consumers and small and medium-sized businesses which are dependent upon the regional economy. Adverse changes in economic and business conditions in our markets could adversely affect our borrowers, their ability to repay their loans and to borrow additional funds, and consequently our financial condition and performance.

Additionally, we often secure our loans with real estate collateral, most of which is located in Northeastern Pennsylvania. A decline in local economic conditions could adversely affect the values of such real estate. Consequently, a decline in local economic conditions may have a greater effect on our earnings and capital than on the earnings and capital of larger financial institutions whose real estate loan portfolios are geographically diverse.

The loss of our chief executive officer and certain other key personnel could hurt our business.

Our success depends, to a great extent, upon the services of Gary C. Beilman, our President and Chief Executive Officer, who serves on an “at will” basis. From time to time, we also need to recruit personnel to fill vacant positions for experienced lending and credit administration officers. Competition for qualified personnel in the banking industry is intense, and there can be no assurance that we will continue to be successful in attracting, recruiting and retaining the necessary skilled managerial, marketing and technical personnel for the successful operation of our existing lending, operations, accounting and administrative functions or to support the expansion of the functions necessary for our future growth. Our inability to hire or retain key personnel could have a material adverse effect on our results of operations.

Our legal lending limits are relatively low and restrict our ability to compete for larger customers.

At December 31, 2005, our lending limit per borrower was approximately $4.4 million, or approximately 14% of our capital. Accordingly, the size of loans that we can offer to potential borrowers is less than the size of loans that many of our competitors with larger capitalization are able to offer. We may engage in loan participations with other banks for loans in excess of our legal lending limits. However, there can be no assurance that such participations will be available at all or on terms which are favorable to us and our customers.

Risks Related to Our Common Stock

There is a limited trading market for our common stock, which may adversely impact your ability to sell your shares and the price you receive for your shares.

Although our common stock is quoted on the OTC Bulletin Board, there has been limited trading activity in our stock and an active trading market is not expected to develop. This means that there may be limited liquidity for our common stock, which may make it difficult to buy or sell our common stock, may negatively affect the price of our common stock and may cause volatility in the price of our common stock.

There are restrictions on our ability to pay cash dividends.

Although we have paid cash dividends on a quarterly basis for at least twenty-five years, there is no assurance that we will continue to pay cash dividends. Future payment of cash dividends, if any, will be at the discretion of the Board of Directors and will be dependent upon our financial condition, results of operations, capital requirements and such other factors as the Board may deem relevant and will be subject to applicable federal and state laws that impose restrictions on our ability to pay dividends.

Our common stock is not insured and you could lose the value of your entire investment.

An investment in shares of our common stock is not a deposit and is not insured against loss by the government.

Our management and significant shareholders control a substantial percentage of our stock and therefore have the ability to exercise substantial control over our affairs.

As of December 31, 2005, our directors and executive officers beneficially owned approximately 290,000 shares, or approximately 18% of our common stock, including options to purchase 82,996 shares, in the aggregate, of our common stock at exercise prices ranging from $13.00 to $35.95 per share. Because of the large percentage of stock held by our directors and executive officers and other significant shareholders, these persons could influence the outcome of any matter submitted to a vote of our shareholders.

We may issue additional shares of common stock, which may dilute the ownership and voting power of our shareholders and the book value of our common stock.

We are currently authorized to issue up to 5,000,000 shares of common stock of which 1,522,994 (as of March 1, 2006) shares are currently outstanding. Our Board of Directors has authority, without action or vote of the shareholders, to issue all or part of the authorized but unissued shares. In addition, a total of 127,991 shares of common stock have been reserved for issuance under options outstanding on December 31, 2005, all of which were exercisable and had exercise prices ranging from $13.00 to $35.95. Any such issuance will dilute the percentage ownership interest of shareholders and may further dilute the book value of our common stock.

Provisions of our Articles of Incorporation and the Pennsylvania Business Corporation Law could deter takeovers which are opposed by the Board of Directors.

Our articles of incorporation require the approval of 75% of our outstanding shares for any merger or consolidation of the Company. In addition, our articles of incorporation authorize the Board of Directors to consider a variety of factors other than the price offered in determining whether to oppose a tender or other offer for the Company’s securities. As a Pennsylvania corporation with a class of securities registered with the Securities and Exchange Commission, the Company is governed by certain provisions of the Pennsylvania Business Corporation Law that, inter alia, permit the disparate treatment of certain shareholders; prohibit calls of special meetings of shareholders; require unanimous written consent for shareholder action in lieu of a meeting; require shareholder approval for certain transactions in which a shareholder has an interest; and impose additional requirements on business combinations with persons who are the beneficial owners of more than 20% of the Company’s stock.

Risks Related to Our Industry

We operate in a competitive market which could constrain our future growth and profitability.

We operate in a competitive environment, competing for deposits and loans with commercial banks, savings associations and other financial entities. Competition for deposits comes primarily from other commercial banks, savings associations, credit unions, money market and mutual funds and other investment alternatives. Competition for loans comes primarily from other commercial banks, savings associations, mortgage banking firms, credit unions and other financial intermediaries. Many of the financial intermediaries operating in our market area offer certain services, such as international banking services, which we do not offer. Moreover, banks with a larger capitalization and financial intermediaries not subject to bank regulatory restrictions have larger lending limits and are thereby able to serve the needs of larger customers.

We are required to comply with extensive and complex governmental regulation which can adversely affect our business.

Our operations are and will be affected by current and future legislation and by the policies established from time to time by various federal and state regulatory authorities. We are subject to supervision and periodic examination by the Federal Reserve Board (the “FRB”), the Federal Deposit Insurance Corporation (the “FDIC”) and the Pennsylvania Department of Banking. Banking regulations, designed primarily for the safety of depositors, may limit a financial institution’s growth and the return to its investors by restricting such activities as the payment of dividends, mergers with or acquisitions by other institutions, investments, loans and interest rates, interest rates paid on deposits, expansion of branch offices, and the offering of securities or trust services. We are also subject to capitalization guidelines established by federal law and could be subject to enforcement actions to the extent that we are found by regulatory examiners to be undercapitalized. It is not possible to predict what changes, if any, will be made to existing federal and state legislation and regulations or the effect that any such changes may have on our future business and earnings prospects. Further, the cost of compliance with regulatory requirements may adversely affect our ability to operate profitability.

In addition, the monetary policies of the FRB have had a significant effect on the operating results of banks in the past and are expected to continue to do so in the future. Among the instruments of monetary policy used by the FRB to implement its objectives are changes in the discount rate charged on bank borrowings and changes in the reserve requirements on bank deposits. It is not possible to predict what changes, if any, will be made to the monetary policies of the FRB or to existing federal and state legislation or the effect that such change may have on our future business and earnings prospects.

During the past several years, significant legislative attention has been focused on the regulation and deregulation of the financial services industry. Non-bank financial institutions, such as securities brokerage firms, insurance companies and money market funds, have been permitted to engage in activities which compete directly with traditional bank business.

We realize income primarily from the difference between interest earned on loans and investments and interest paid on deposits and borrowings, and changes in interest rates may adversely affect our profitability and assets.

Changes in prevailing interest rates may hurt our business. We derive our income mainly from the difference or “spread” between the interest earned on loans, securities and other interest-earning assets, and interest paid on deposits, borrowings and other interest-bearing liabilities. In general, the larger the spread, the more we earn. When market rates of interest change, the interest we receive on our assets and the interest we pay on our liabilities will fluctuate. This can cause decreases in our spread and can adversely affect our income.

Interest rates affect how much money we can lend. For example, when interest rates rise, the cost of borrowing increases and loan originations tend to decrease. In addition, changes in interest rates can affect the average life of loans and investment securities. A reduction in interest rates generally results in increased prepayments of loans and mortgage-backed securities, as borrowers refinance their debt in order to reduce their borrowing cost. This causes reinvestment risk, because we generally are not able to reinvest prepayments at rates that are comparable to the rates we earned on the prepaid loans or securities. Changes in market interest rates could also reduce the value of our financial assets. If we are unsuccessful in managing the effects of changes in interest rates, our financial condition and results of operations could suffer.

As a public company, we are subject to numerous reporting requirements that are currently evolving and could substantially increase our operating expenses and divert management’s attention from the operation of our business.

The Sarbanes-Oxley Act of 2002, which became law in July 2002, has required changes in some of our corporate governance, securities disclosure and compliance practices. In response to the requirements of that Act, the SEC has promulgated new rules covering a variety of subjects. Compliance with these new rules has significantly increased our legal and financial and accounting costs, and we expect these increased costs to continue. In addition, compliance with the requirements has taken a significant amount of management’s and the Board of Directors’ time and resources. Likewise, these developments may make it more difficult for us to attract and retain qualified members of our board of directors, particularly independent directors, or qualified executive officers.

As directed by Section 404 of the Sarbanes-Oxley Act, the SEC adopted rules requiring public companies to include a report of management on the company’s internal control over financial reporting in their annual reports on Form 10-K that contains an assessment by management of the effectiveness of the company’s internal control over financial reporting. In addition, in the future, the public accounting firm auditing the company’s financial statements must attest to and report on management’s assessment of the effectiveness of the company’s internal control over financial reporting. This requirement is first applicable to our annual report on Form 10-K for fiscal 2007 and for all future annual reports. The costs associated with the implementation of this requirement, including documentation and testing, have not been estimated by us. If we are ever unable to conclude that we have effective internal control over financial reporting or, if our independent auditors are unable to provide us with an unqualified report as to the effectiveness of our internal control over financial reporting for any future year-ends as required by Section 404, investors could lose confidence in the reliability of our financial statements, which could result in a decrease in the value of our securities.

Item 1B.	Unresolved Staff Comments

Not applicable.

Item 2.	Properties

The Company operates from its main office, an operational center, and four branch offices, as described in “Item 1. Business.” All offices are owned except for two branch offices and the Operations Center. The leases have initial terms of between 5-20 years, with renewal options for additional years. The following table sets forth certain information regarding our offices:

	Year Opened	Owned or Leased		Book Value at 12/31/05
Main Office:
820 Church Street Honesdale, PA	1985	Owned		$870,000

Branch Offices:
309 Main Avenue Hawley, PA	1988	Owned		$999,000

Route 371 Damascus, PA	1995	Leased	(1)	$31,000

Route 507 Greentown, PA	1997	Leased	(2)	$478,000

Route 739 Dingmans Ferry, PA	2004	Owned		$1,074,000

Operations Center
120 Sunrise Avenue Honesdale, PA	1998	Leased	(3)	$556,000

(1)	Lease expires 2015 with 15 year renewal option.

(2)	Lease expires 2007 with 15 year renewal option.

(3)	Lease expires 2008 with 10 year renewal option.

Item 3.	Legal Proceedings

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

(a) Market for Common Equity. The Information relating to the market for Registrant’s common equity and related stockholder matters appears under “Market Prices of Stock/Dividends Paid” in the Registrant’s Annual Report to Shareholders for the fiscal year ended December 31, 2005 (“Annual Report”) which is filed as Exhibit 13 hereto and is incorporated herein by reference. During the period covered by this report, the Company did not sell any equity securities that were not registered under the Securities Act of 1933.

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

Dimeco’s management is responsible for establishing and maintaining effective disclosure controls and procedures, as defined under Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934. As of December 31, 2005, an evaluation was performed under the supervision and with the participation of management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Registrant’s disclosure controls and procedures as of December 31, 2005. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Registrant’s disclosure controls and procedures were effective as of that date in ensuring material information required to be disclosed in this Annual Report on 10-K was recorded, processed, summarized, and reported on a timely basis. Additionally, there were no changes in the Registrant’s internal control over financial reporting that occurred during the quarter ended December 31, 2005 that have materially affected, or are reasonably likely to materially affect, the Registrant’s internal control over financial reporting.

Item 9B.	Other Information

Not applicable.

PART III

Item 10.	Directors and Executive Officers of the Registrant

Other information required under this item is incorporated herein by reference to the Proxy Statement for the 2006 Annual Meeting of Shareholders (the “Proxy Statement”) contained under the sections captioned “Section 16(a) Beneficial Ownership Reporting Compliance,” and “Election of Directors.”

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

(d)	Securities Authorized for Issuance Under Equity Compensation Plans

Set forth below is information as of December 31, 2005 with respect to compensation plans under which equity securities of the Registrant are authorized for issuance.

EQUITY COMPENSATION PLAN INFORMATION

	(a)	(b)	(c)
	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by shareholders:
2000 Independent Directors Stock Option Plan	35,496	$18.91	4
2000 Stock Incentive Plan	92,495	$20.32	2,000
Equity compensation plans Not approved by shareholders	—	—	—

TOTAL	127,991	$19.93	2,004

Item 13.	Certain Relationships and Related Transactions

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

(a) The following documents are filed as a part of this report:

(1) The consolidated balance sheet of Dimeco, Inc. as of December 31, 2005 and 2004 and the related consolidated statements of income, changes in stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2005, together with the related notes and the independent auditors’ report of S.R. Snodgrass, A.C., independent certified public accountants for the three years ended December 31, 2005.

(2) Schedules omitted as they are not applicable.

(3) The following exhibits are included in this Report or incorporated herein by reference:

3(i)	Articles of Incorporation of Dimeco, Inc., as amended *

3(ii)	Amended Bylaws of Dimeco, Inc.**

10.1†	2000 Independent Directors Stock Option Plan***

10.2†	2000 Stock Incentive Plan****

10.3†	Form of Salary Continuation Plan for Executive Officers*****

13	Annual Report to Shareholders for the fiscal year ended December 31, 2005

14	Code of Ethics for Principal Executive Officers and Senior Financial Officers *****

21	Subsidiaries of the Registrant

23	Consent of S.R. Snodgrass, A.C.

31.1	Rule 13a-14(a)/15d-14(a) Certificate

31.2	Rule 13a-14(a)/15d-14(a) Certificate

32	Section 1350 Certification

†	Management contract or compensatory plan or arrangement.

*	Incorporated by reference to the identically numbered exhibit to the Registrant’s Form 10-K for the fiscal year ended December 31, 2004.

**	Incorporated by reference to Exhibit 99.1 to the Registration Statement on Form S-8 (File No. 333-69416) filed with the Commission on September 14, 2002.

***	Incorporated by reference to Exhibit 99.1 to the Registration Statement on Form S-8 (File No. 333-69420) filed with the Commission on September 14, 2002.

****	Incorporated by reference to the identically numbered exhibits to the Registrant’s Form 10-KSB for the fiscal year ended December 31, 2001.

*****	Incorporated by reference to the identically numbered exhibit to the Registrant’s Form 10-KSB for the fiscal year ended December 31, 2003.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DIMECO, INC.

Date:	March 22, 2006	By:	/s/ Gary C. Beilman
Gary C. Beilman
President and Chief Executive Officer (Duly Authorized Representative)

Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below as of March 21, 2006 by the following persons on behalf of the registrant and in the capacities indicated.

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