Form 10-Q
period 2006-03-31
DIMECO INC
filed 2006-05-15
CIK 898037

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OF 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

or

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

As of May 1, 2005, the registrant had outstanding 1,528,494 shares of its common stock, par value $.50 share.

Dimeco, Inc.

Dimeco, Inc.

CONSOLIDATED BALANCE SHEET (unaudited)

(in thousands)	March 31, 2006	December 31, 2005
Assets
Cash and due from banks	$8,438	$5,554
Interest-bearing deposits in other banks	1,808	33
Federal funds sold	7,030	2,890

Total cash and cash equivalents	17,276	8,477
Mortgage loans held for sale	142	211
Investment securities available for sale	47,840	54,129
Investment securities held to maturity (market value of $205 and $213)	199	199
Loans (net of unearned income of $713 and $590)	283,905	283,562
Less allowance for loan losses	4,171	3,973

Net loans	279,734	279,589
Premises and equipment	5,913	6,022
Accrued interest receivable	1,363	1,380
Bank-owned life insurance	5,301	5,254
Other assets	3,271	2,943

TOTAL ASSETS	$361,039	$358,204

Liabilities
Deposits :
Noninterest-bearing	$29,388	$36,619
Interest-bearing	264,885	258,237

Total deposits	294,273	294,856
Short-term borrowings	15,380	12,954
Other borrowed funds	16,356	16,548
Accrued interest payable	924	952
Other liabilities	1,991	1,634

TOTAL LIABILITIES	328,924	326,944

Stockholders’ Equity
Common stock, $.50 par value; 5,000,000 shares authorized; 1,553,494 and 1,549,269 shares issued	777	776
Capital surplus	4,455	4,445
Retained earnings	28,199	27,400
Accumulated other comprehensive (loss)	(254)	(299)
Treasury stock, at cost (30,000 shares)	(1,062)	(1,062)

TOTAL STOCKHOLDERS' EQUITY	32,115	31,260

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$361,039	$358,204

See accompanying notes to the unaudited consolidated financial statements.

Dimeco, Inc.

CONSOLIDATED STATEMENT OF INCOME (unaudited)

	For the three months ended March 31,
(in thousands, except per share)	2006	2005
Interest Income
Interest and fees on loans	$4,871	$3,711
Investment securities:
Taxable	521	404
Exempt from federal income tax	49	38
Other	16	22

Total interest income	5,457	4,175

Interest Expense
Deposits	1,700	1,142
Short-term borrowings	63	36
Other borrowed funds	176	115

Total interest expense	1,939	1,293

Net Interest Income	3,518	2,882
Provision for loan losses	215	220

Net Interest Income After Provision for Loan Losses	3,303	2,662

Noninterest Income
Services charges on deposit accounts	365	294
Mortgage loans held for sale gains, net	54	106
Investment securities gains	—	2
Brokerage commissions	80	117
Other income	240	219

Total noninterest income	739	738

Noninterest Expense
Salaries and employee benefits	1,267	1,091
Occupancy expense, net	209	202
Furniture and equipment expense	122	137
Other expense	696	611

Total noninterest expense	2,294	2,041

Income before income taxes	1,748	1,359
Income taxes	553	428

NET INCOME	$1,195	$931

Earnings per Share - basic	$0.78	$0.60

Earnings per Share - diluted	$0.76	$0.58

Dividends per share	$0.26	0.25

Average shares outstanding - basic	1,522,967	1,549,187
Average shares outstanding - diluted	1,571,149	1,603,562

See accompanying notes to unaudited consolidated financial statements.

Dimeco, Inc.

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (unaudited)

	Three months ended March 31,
	2006	2005
Net income	$1,195	$931

Other comprehensive income:
Unrealized gain (loss) on available for sale securities	67	(361)
Less: Reclassification adjustment for gain included in net income	—	2

Other comprehensive income (loss) before tax	67	(359)

Income tax expense (benefit) related to other comprehensive income (loss)	22	(122)

Other comprehensive income (loss), net of tax	45	(237)

Comprehensive income	$1,240	$694

See accompanying notes to the unaudited consolidated financial statements.

Dimeco, Inc.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (unaudited)

(amounts in thousands)	Common Stock	Capital Surplus	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Stockholders’ Equity
Balance December 31, 2005	$776	$4,445	$27,400	$(299)	$(1,062)	$31,260
Net income			1,195			1,195
Net unrealized gain on available for sale securities				45		45
Exercise of stock options	1	10				11
Cash dividends ($.26 per share)			(396)			(396)

Balance, March 31, 2006	$777	$4,455	$28,199	$(254)	$(1,062)	$32,115

See accompanying notes to the unaudited consolidated financial statements.

Dimeco, Inc.

CONSOLIDATED STATEMENT OF CASH FLOWS (unaudited)

(in thousands)	2006	2005
For the three months ended March 31,
Operating Activities
Net income	$1,195	$931
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	215	220
Depreciation and amortization	177	196
Amortization of premium and discount on investment securities, net	(215)	(148)
Amortization of net deferred loan origination fees	(16)	(15)
Investment securities gains	—	(2)
Origination of loans held for sale	(1,657)	(3,710)
Proceeds from sale of loans	1,779	3,502
Mortgage loans sold gains, net	(54)	(106)
Decrease (increase) in accrued interest receivable	17	(45)
Increase (decrease) in accrued interest payable	(28)	27
Deferred federal income taxes	(83)	—
Other, net	150	114

Net cash provided by operating activities	1,480	964

Investing Activities
Investment securities available for sale:
Proceeds from sales	—	6
Proceeds from maturities or paydown	52,579	59,215
Purchases	(46,008)	(51,527)
Net increase in loans	(343)	(5,906)
Redemption of Federal Home Loan Bank stock	126	378
Purchase of Federal Home Loan Bank stock	(276)	(199)
Purchase of premises and equipment	(25)	(651)

Net cash provided by investing activities	6,053	1,316

Financing Activities
Net increase (decrease) in deposits	(583)	4,455
Net increase in short-term borrowings	2,426	1,540
Proceeds from other borrowed funds	1,225	—
Repayment of other borrowed funds	(1,417)	(104)
Proceeds from exercise of stock options	11	4
Cash dividends paid	(396)	(387)

Net cash provided by financing activities	1,266	5,508

Increase in cash and cash equivalents	8,799	7,788
Cash and cash equivalents at beginning of period	8,477	5,132

Cash and cash equivalents at end of period	$17,276	$12,920

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

Recent Accounting Pronouncements

In February 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting (“FAS”) No. 155, Accounting for Certain Hybrid Instruments, as an amendment of FASB Statements No. 133 and 140. FAS No. 155 allows financial instruments that have embedded derivatives to be accounted for as a whole (eliminating the need to bifurcate the derivative from its host) if the holder elects to account for the whole instrument on a fair value basis. This statement is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. The adoption of this standard is not expected to have a material effect on the Company’s results of operations or financial position.

In March 2006, the FASB issued FAS No. 156, Accounting for Servicing of Financial Assets. This Statement, which is an amendment to FAS No. 140, will simplify the accounting for servicing assets and liabilities, such as those common with mortgage securitization activities. Specifically, FAS No. 156 addresses the recognition and measurement of separately recognized servicing assets and liabilities and provides an approach to simplify efforts to obtain hedge-like (offset) accounting. FAS No. 156 also clarifies when an obligation to service financial assets should be separately recognized as a servicing asset or a servicing liability, requires that a separately recognized servicing asset or servicing liability be initially measured at fair value, if practicable, and permits an entity with a separately recognized servicing asset or servicing liability to choose either of the amortization or fair value methods for subsequent measurement. The provisions of FAS No. 156 are effective as of the beginning of the first fiscal year that begins after September 15, 2006. The Company is currently evaluating the impact the adoption of the standard will have on the Company’s results of operations.

Stock Options

The Company maintains a stock option plan for key officers and non-employee directors. Had compensation expense for the stock option plans been recognized in accordance with the fair value accounting provisions of Statement of Financial Accounting Standards (“FAS”) No. 123 “Accounting for Stock-based Compensation,” net income applicable to common stock, basic and diluted net income per common share would have been as follows:

Three months ended March 31, 2005
Net income as reported	$931
Less pro forma expense related to options	3

Pro forma net income	$928

Basic net income per common share:
As reported	$0.60
Pro forma	$0.60
Diluted net income per common share:
As reported	$0.58
Pro forma	$0.58

For purposes of computing pro forma results, the company estimated the fair values of stock options using the Black-Scholes option-pricing model. The model requires the use of subjective assumptions that can materially affect fair value estimates. Therefore, the pro forma results are estimates of results of operations as if compensation expense had been recognized for the stock option plans.

As of March 31, 2006, there was no unrecognized compensation cost to unvested share-based compensation awards granted.

NOTE 2 – EARNINGS PER SHARE

There are no convertible securities which would affect the numerator in calculating basic and diluted earnings per share; therefore, net income as presented on the Consolidated Statement of Income (unaudited) will be used as the numerator. The following table sets forth the composition of the weighted-average common shares (denominator) used in the basic and diluted earnings per share computation:

	Three months ended March 31,
	2006	2005

Weighted average common stock outstanding	1,552,967	1,549,187
Average treasury stock	30,000	—

Weighted average common stock and common stock equivalents used to calculate basic earnings per share	1,522,967	1,549,187
Additional common stock equivalents (stock options) used to calculate diluted earnings per share	48,182	54,376

Weighted average common stock and common stock equivalents used to calculate diluted earnings per share	1,571,149	1,603,563

Options to purchase 32,996 shares of common stock at a price above current market were outstanding during the first quarter of 2006, but were not included in the computation of diluted earnings per share because to do so would have been anti-dilutive. There were no anti-dilutive effects for the three months ended March 31, 2005.

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

Financial Condition

Total assets increased $2,835,000 or .8% during the first three months of 2006. Growth for the first quarter was slower than usual. A slowdown in the rate of increase of deposits is mainly responsible for this occurrence.

Total cash and cash equivalents increased $8,799,000 or 103.8% due in part to a temporary need for greater funds at the Federal Reserve Bank of Philadelphia in order to facilitate the clearing of customer deposit account transactions for the day. This balance was $2,911,000 greater at March 31, 2006 than at December 31, 2005. In addition, the Company invested $4,140,000 more in federal funds sold at March 31, 2006 than at year end from maturities of investment securities which were not reinvested. Management was aware of the need to have this amount of funds liquid at quarter end in order to facilitate a commercial customer’s cash needs.

Investment securities available for sale declined $6,289,000 or 11.6% from December 31, 2005 to March 31, 2006. As noted above, funds were maintained in overnight investments in order to facilitate the cash needs of a commercial customer who did withdraw over $4 million during April 2006. Investment maturities were typically reinvested in short term commercial paper, in federal funds sold at a comparable interest rate to the maturities, or added to balances at the Federal Reserve Bank of Philadelphia to assist in the funds transfer process.

Loans remained constant from December 31, 2005 to March 31, 2006 with the net increase in the portfolio .1% during the period. Loan originations were somewhat slower than in previous quarters but remained stable however the total balance was impacted by several large loan payoffs. Although some payoffs were expected, the number was greater due to the sale of some borrowers’ businesses.

While total deposits declined a slight $583,000 during the first quarter of 2006, the components changed at a more acute rate with noninterest-bearing deposits declining $7,231,000 or 19.7% and interest-bearing deposits increasing $6,648,000 during the time period. As part of our marketing efforts to increase total deposits, management examined all transaction accounts, eliminating several account types and moving certain balances from noninterest-bearing to interest-bearing status. During 2005 we employed outside consultants to assist in a plan to garner new customers while enhancing current customer relationships. The plan included re-allocation of our product line followed by the launch of a marketing program to acquire new customers. The first phase of the marketing program was completed in March 2006 with the second phase scheduled for April 2006. The majority of this conversion resulted in over two thousand accounts from noninterest-bearing accounts to interest-bearing accounts. The culmination of this conversion should result in greater customer loyalty and long term profitability.

At the same time, local competition for certificates of deposit became fierce. In order to keep those interest-bearing deposits and attract new deposits we offered very attractive rates for 6 and 13 month certificates of deposit. These offerings are in anticipation of our forecast of interest rates continuing to rise for the first three quarters of 2006 and garnered over $10 million in these special certificates of deposit, some from maturities of other products and some from new sources. In addition, a money market deposit of $4 million was received from a commercial customer in March which was placed with the Investments Department in April 2006. Simultaneously, as usual, municipal customers had certificates of deposit of $2,859,000 mature and used the funds for their normal operating expenses rather than re-depositing the funds.

Short-term borrowings increased $2,426,000 or 18.7% due to seasonal customer cash flows.

Stockholders’ equity increased $855,000 or 2.7% from December 31, 2005 to March 31, 2006. Net income of $1,195,000 was offset by dividend declarations of $396,000. Regulatory capital ratios of 12.0% total risk-based capital and 10.7% Tier I capital continue to exceed the regulatory guidelines of 8.0% and 4.0%. The Company’s leverage ratio was 9.1% at March 31, 2006 and compared favorably to the regulatory minimum of 3.0%.

Results of Operations

Comparison of the three months ended March 31, 2006 and 2005

Net income for the quarter ended March 31, 2006 was $1,195,000 representing an increase of $264,000 or 28.4% over net income in the first quarter of 2005.

Net interest income increased $636,000 or 22.1% in 2006 as compared to the same quarter of 2005.

Interest earned on loans increased $1,160,000 or 31.3% in the first quarter of 2006 as compared to 2005. The prime interest rate increased 2.00% over the period and as a result, the average interest rate received on loans increased 1.00% equaling 6.92% at March 31, 2006. Approximately 73% of the loan portfolio is in variable interest rate loans. The majority of these loans reprice annually on the anniversary date of the loan and the remaining portfolio reprice at the end of the month based on changes in the prime rate. Commercial real estate loans have generally been granted with a fixed interest rate of up to three years and then revert to annual adjustments based on changes to the prime interest rate. This increase in average interest rates received is enhanced by $31,374,000 more in average year-to-date loans in March 2005 as compared to March 2006.

Interest earned on taxable investments increased $117,000 or 29.0% in the first quarter of 2006 as compared to the year earlier due to an increase of 1.13% in the average rate earned on these investments. This portfolio is mainly invested in short-term commercial paper and U.S. government agency bonds with step-up provisions, thereby as short-term market interest rates rose, the average rate of the investments also increased. The average balances in this portfolio declined $1,864,000 or 3.8% in the first quarter of 2006 compared to the same quarter in 2005.

Interest expense increased $646,000 or 50.0% in the quarter ended March 31, 2006 as compared to the same quarter of 2005. Interest paid to depositors was the main component of the change with the average rate paid for deposits increasing to 2.68% from 1.92% one year earlier. The average balance of interest-bearing deposits increased in 2006 by $16,620,000 or 6.9% over the same period in 2005. The bank continued to offer certificate of deposit specials paying a high interest rate in the first quarter of 2006 in order to attract new and retain existing deposits. The average balance of these accounts increased $24,297,000 in 2006 as compared to 2005, generated from a combination of new funds deposited and a transition of funds from lower paying savings and checking accounts. That transition, combined with a greater propensity for customers to return funds to the stock market and insurance products, accounted for much of the decline of $5,302,000 in the average balances of interest-bearing checking accounts in 2006 as compared to 2005.

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

The provision for loan losses remained fairly stable from 2006 compared to 2005. The loan portfolio increased $24,843,000 or 9.6% at March 31, 2006 as compared to one year earlier. Qualitative factors in our internal analysis of the allowance changed from the previous year, suggesting that a higher allowance level is appropriate.

Noninterest income remained stable for the first quarter of 2006 as compared to 2005 while the level of income related to service charges increased $71,000 or 24.1% and other sources of noninterest income declined $70,000 or 15.8%. Service charge income was enhanced by an increase of $5 in the overdraft fee on certain accounts as of January 1, 2006. Income generated from sales of residential mortgage loans declined $52,000 or 49.2% in 2006 as compared to 2005. Origination activity continued to be slow in the first quarter of 2006 as compared to 2005. The number of construction mortgages originated in 2004 and completed in the first quarter of 2005, becoming eligible for sale at that time, were greater than in the same quarter of 2006. We believe that a large part of this decline is related to greater competition from mortgage brokers in the area. Income generated from the bank’s merchant card program increased $10,000 or 26.6% over the period. Fees earned in relation to ATM and debit cards increased $15,000 or 34.1% associated with a greater number of cards issued since the Bank eliminated charging an annual fee for the card combined with greater use of the electronic payment system. Brokerage commissions decreased $37,000 or 31.8% in the first quarter of 2006 as compared to 2005 due in part to the timing of the final closing of transactions. Management believes that this category of income will increase in future quarters. Smaller variances in other types of income accounts comprise the remaining difference, none of which is a material change in itself.

Salaries and employee benefits increased $176,000 or 16.1% in 2006 as compared to 2005. Salaries increased $86,000 or 10.6% due to annual salary increases combined with staffing for the entire quarter in 2006 for all middle managers hired in 2005 compared to the gradual addition of these employees during 2005. Incentive accruals for all employees were $51,000 or 178.3% more than in 2005. The level of incentive is directly related to the return on average equity which improved to 15.02% in 2006 as compared to 12.38% in 2005. Increases on all other employee benefits are responsible for the remainder of the higher expense in 2006, including a 14% increase in the average cost of health insurance and a greater number of employees becoming eligible for inclusion in the 401(k) plan due to reduced eligibility requirements in 2005.

Other expense increased $85,000 or 13.9% in 2006 over the same period the pervious year due to minor increases in many smaller balances. The most notable were an increase in legal expense of $24,000 or 323.9% in 2006 relating to costs incurred in relation to renegotiating a contract for software and processing of our ATM network along with an increase of $20,000 or 74.1% for donations in 2006 as compared to 2005.

Liquidity and Cash Flows

To ensure that the Company can satisfy customer credit needs for current and future commitments and deposit withdrawal requirements, the Bank manages the liquidity position by ensuring that there are adequate short-term funding sources available for those needs. Liquid assets consist of cash and due from banks, federal funds sold, interest-bearing deposits with other banks and investment securities maturing in one year or less. The following table shows these liquidity sources, minus short-term borrowings, as of March 31, 2006 compared to December 31, 2005:

(dollars in thousands)	March 31, 2006	December 31, 2005
Cash and due from banks	$8,438	$5,554
Interest-bearing deposits with other banks	1,808	33
Federal funds sold	7,030	2,890
Mortgage loans held for sale	142	211
Investment securities maturing or repricing in one year or less	33,386	38,682

	50,804	47,370
Less short-term borrowings	17,380	14,954

Net liquidity position	$33,424	$32,416

As a percent of total assets	9.26%	9.05%

Included in short-term borrowings is $2,000,000 borrowed from FHLB as a long term borrowing with a maturity date of June 28, 2006.

The Bank has the ability to borrow from the Federal Home Loan Bank of Pittsburgh with the maximum borrowing capacity at March 31, 2006 of $74 million. Other sources of liquidity are cash flows from regularly scheduled and prepayments of loans, sales or maturities in the investment portfolio, sales of residential mortgages in the secondary market, operating income and deposit growth. The Consolidated Statement of Cash Flows specifically details the contribution of each source.

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

Risk Elements

The table below presents information concerning nonperforming assets including nonaccrual loans, renegotiated loans, loans 90 days or more past due, other real estate loans and repossessed assets at March 31, 2006 and December 31, 2005. A loan is classified as nonaccrual when, in the opinion of management, there are doubts about collectability of interest and principal. At the time the accrual of interest is discontinued, future income is recognized only when cash is received. Impaired loans are recognized according to FASB 114, “Accounting by Creditors for Impairment of a Loan – Income Recognition and Disclosure”. Renegotiated loans are those loans which terms have been renegotiated to provide a reduction or deferral of principal or interest as a result of the deterioration of the borrower.

(dollars in thousands)	March 31, 2006	December 31, 2005
Loans on nonaccrual basis	$154	$526
Loans past due 90 days or more	467	279
Impaired loans	—	—

Total nonperforming loans	621	805
Other real estate	—	—
Repossessed assets	2	—

Total nonperforming assets	$623	$805

Nonperforming loans as a percent of total loans	0.2%	0.3%

Nonperforming assets as a percent of total assets	0.2%	0.2%

Allowance for loan loss as a percent of loans	1.47%	1.40%

Management believes the level of the allowance for loan losses at March 31, 2006 is adequate to cover probable losses inherent in the loan portfolio. The relationship between the allowance for loan losses and outstanding loans is a function of the credit quality and known risk attributed to the loan portfolio. The on-going loan review program and management analysis is used to determine the adequacy of the allowance for loan losses.

There are no loans classified as impaired under the terms of FAS No. 114, “Accounting by Creditors for Impairment of a Loan – Income Recognition and Disclosure” at March 31, 2006.

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

Two separate reports are used to assist in measuring interest rate risk. The first is the Statement of Interest Sensitivity Gap report. This report matches all interest-earning assets and all interest-bearing liabilities by the time frame in which funds can be reinvested or repriced. The second report is the Interest Rate Shock Analysis which presents the Company’s potential sensitivity to changes in interest rates. In both reports, there are inherent assumptions that must be used in the evaluation. These assumptions include the maturity or repricing times of deposits, even though all deposits, other than time deposits, have no stated maturity and the reference that interest rate shifts will be parallel, with the rates of assets and liabilities shifting in the same amount in the same time frame. In reality, various assets and various liabilities will react differently to changes in interest rates, with some lagging behind the change and some anticipating the upcoming change and reacting before any actual change occurs. Each tool also suggests that there is a propensity to replace assets and liabilities with similar assets and liabilities rather than taking into consideration management’s ability to reallocate the Balance Sheet. In addition, the models used do not include any elements to determine how an action by management to increase or decrease interest rates charged on loans or paid on deposits or to increase borrowings at the FHLB will affect the results of the analysis. In spite of these limitations, these analyses are still very good tools to assist in management of the Company and similar versions of these same reports are used by all financial institutions.

Statement of Interest Sensitivity Gap

	90 days or less	>90 days but < 1 year	1-5 years	>5 years	Total
Assets:
Interest-bearing deposits in other banks and federal funds sold	$8,838	$—	$—	$—	$8,838
Mortgage loans held for sale	142	—	—	—	142
Investment securities available for sale (1)(4)(6)	25,970	7,217	9,610	6,138	48,935
Investment securities held to maturity (1)	—	199	—	—	199
Loans (1)(5)	74,197	101,016	61,688	48,261	285,162

Rate sensitive assets	$109,147	$108,432	$71,298	$54,399	$343,276

Liabilities:
Interest-bearing deposits:
Interest-bearing demand (2)	$3,166	$9,895	$26,520	$—	$39,581
Money market (3)	4,994	14,687	9,693	—	29,374
Savings (2)	3,080	9,626	25,798	—	38,504
Time deposits	38,207	60,471	58,715	33	157,426
Short-term borrowings	15,380	—	—	—	15,380
Other borrowings	2,000	—	3,000	11,356	16,356

Rate sensitive liabilities	$66,827	$94,679	$123,726	$11,389	$296,621

Interest sensitivity gap	$42,320	$13,753	$(52,428)	$43,010	$46,655
Cumulative gap	$42,320	$56,073	$3,645	$46,655
Cumulative gap to total assets	11.72%	15.53%	1.01%	12.92%

(1)	Investments and loans are included in the earlier of the period in which interest rates are next scheduled to adjust or in which they are due. No adjustment has been made for scheduled repayments or for anticipated prepayments.

(2)	Interest-bearing demand deposits, Passbook savings and Statement savings are segmented based on the percentage of decay method. The decay rates used include 8% “90 days or less”, 12.5% “>90 days but <1 year” and 67% “1-5 years.”

(3)	Money market deposits are segmented based on the percentage of decay method. The decay rates used include 17% “90 days or less”, 25% “>90 days but < 1 year” and 33% “1-5 years.”

(4)	Includes Federal Home Loan Bank and Atlantic Central Bankers Bank stock which is included in Other Assets on the Consolidated Financial Statements.

(5)	Does not include loans in nonaccrual status, deposit overdrafts, unposted items or deferred fees on loans.

(6)	Among Dimeco’s investment portfolios are step-up securities. These securities are characterized by having tiered (usually increasing) interest rates over their life. Due to this feature these securities have been reallocated from their matuity date to their next step-up date. The specific impact of this policy by timeframe is as follows: “90 days or less” increased $7,940, “>90 days but < 1” year increased $3,893, “1-5 years” decreased $2,039 and “>5 years” decreased $9,794.

As this report shows, the Company was in an asset sensitive position at March 31, 2006. This means that in the one year time frame there were more interest-sensitive assets than liabilities. Management feels that the optimal position in a rising interest rate scenario is to be asset sensitive since assets tend to reprice quicker than liabilities. The Company has classified its callable, step-up U.S. Government Agency bonds in the periods in which the bonds will next reprice versus the period in which they mature since, in management’s judgment, these repricing events will occur either through the purchase terms or through the call functions inherent in the bonds.

Presented below is the Interest Rate Shock Analysis. The greatest threat to the company from an income perspective is if interest rates decrease by 200 basis points, or 2%. Given a downward shift of 200 basis points, annual net interest income would decrease by $766,000 or 5.3% while net income would decrease $525,000 or 10.2%. Given the Federal Reserve’s current stance of increasing interest rates regularly, management feels that a general decrease in interest rates of this magnitude is not probable. In the Economic Value of Equity (EVE) measurement an increase of 2% in interest rates would affect equity by $3,109,000 or 7.72%. The results of a potential shift of 200 basis points in either direction are well within internal policy guidelines. If the results were not tolerable, our policy would determine that management should reallocate the Balance Sheet in order to maintain compliance with the policy.

ANALYSIS OF SENSITIVITY TO CHANGES IN MARKET INTEREST RATES

	100 basis points				200 basis points
	Up		Down		Up		Down
	Amount	%	Amount	%	Amount	%	Amount	%
Net interest income	$343	2.39%	$(373)	-2.60%	$604	4.21%	$(766)	-5.34%
Net income	$237	4.61%	$(256)	-4.98%	$419	8.14%	$(525)	-10.23%
EVE	$(1,031)	-2.56%	$731	1.82%	$(3,109)	-7.72%	$1,200	2.98%

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

PART II - OTHER INFORMATION

Item 1 - Legal Proceedings

NONE

Item 1a. Risk Factors

There were no material changes to the risk factors described in Item 1a. in Dimeco’s Annual Report on Form 10K for the period ended December 31, 2005.

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds

NONE

Item	3 - Defaults upon Senior Securities

NONE

Item 4 - Submissions of Matters to a Vote of Security Holders

The following represents the result of matters submitted to a vote of the stockholders at the Annual Meeting held on April 27, 2006:

1.	Election of Directors:

The following directors were re-elected with terms to expire in 2009:

	For	Withhold Authority
Barbara J. Genzlinger	1,159,212	3,250
John S. Kiesendahl	1,158,424	4,037
John F. Spall	1,116,538	45,924

2.	S.R. Snodgrass, A.C. was elected as the Company’s Independent Auditors for the year ending December 31, 2006 by the following vote:

For	1,155,298
Against	2,592
Abstain	4,571

Item 5 - Other Information

NONE

Item 6 - Exhibits

Report on April 21, 2006-News Release of Registrant – Dimeco, Inc. Announces Earnings at March 31, 2006

Report on April 28, 2006 – News Release of Registrant – Dimeco, Inc. Adopts Stock Repurchase Plan

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

DIMECO, INC.

Date: May 10, 2006	By:	/s/ GARY C. BEILMAN
Gary C. Beilman President and Chief Executive Officer

Date: May 10, 2006	By:	/s/ MAUREEN H. BEILMAN
Maureen H. Beilman Chief Financial Officer