Form 10-Q
period 2006-06-30
DIMECO INC
filed 2006-08-11
CIK 898037

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OF 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

or

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  ☐    Accelerated filer  ☐    Non-accelerated filer  ☒

As of July 31, 2006 the registrant had outstanding 1,523,794 shares of its common stock, par value $.50 share.

Dimeco, Inc.

Dimeco, Inc.

CONSOLIDATED BALANCE SHEET (unaudited)

(in thousands)	June 30, 2006	December 31, 2005
Assets
Cash and due from banks	$7,427	$5,554
Interest-bearing deposits in other banks	88	33
Federal funds sold	3,050	2,890

Total cash and cash equivalents	10,565	8,477

Mortgage loans held for sale (market value $95 and $211)	95	211
Investment securities available for sale	60,531	54,129
Investment securities held to maturity (market value of $203 and $207)	199	199

Loans (net of unearned income of $726 and $734)	287,871	283,562
Less allowance for loan losses	4,158	3,973

Net loans	283,713	279,589

Premises and equipment	5,844	6,022
Accrued interest receivable	1,520	1,380
Bank-owned life insurance	5,349	5,254
Other assets	3,263	2,943

TOTAL ASSETS	$371,079	$358,204

Liabilities
Deposits :
Noninterest-bearing	$31,714	$36,619
Interest-bearing	268,819	258,237

Total deposits	300,533	294,856

Short-term borrowings	21,191	12,954
Other borrowed funds	14,161	16,548
Accrued interest payable	869	952
Other liabilities	1,444	1,634

TOTAL LIABILITIES	338,198	326,944

Stockholders’ Equity
Common stock, $.50 par value; 5,000,000 shares authorized;
1,558,494 and 1,552,669 shares issued	779	776
Capital surplus	4,553	4,445
Retained earnings	29,182	27,400
Accumulated other comprehensive loss	(391)	(299)
Treasury stock, at cost (35,000 and 30,000 shares)	(1,242)	(1,062)

TOTAL STOCKHOLDERS’ EQUITY	32,881	31,260

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$371,079	$358,204

See accompanying notes to the unaudited consolidated financial statements.

Dimeco, Inc.

CONSOLIDATED STATEMENT OF INCOME (unaudited)

	For the three months ended June 30,		For the six months ended June 30,
(in thousands, except per share)	2006	2005	2006	2005
Interest Income
Interest and fees on loans	$5,141	$4,132	$10,013	$7,843
Investment securities:
Taxable	593	433	1,114	837
Exempt from federal income tax	52	36	100	74
Other	117	52	133	74

Total interest income	5,903	4,653	11,360	8,828

Interest Expense
Deposits	1,924	1,244	3,624	2,386
Short-term borrowings	112	59	176	95
Other borrowed funds	174	119	349	234

Total interest expense	2,210	1,422	4,149	2,715

Net Interest Income	3,693	3,231	7,211	6,113

Provision for loan losses	—	173	215	393

Net Interest Income After Provision for Loan Losses	3,693	3,058	6,996	5,720

Noninterest Income
Services charges on deposit accounts	373	328	738	622
Mortgage loans held for sale gains, net	58	57	112	164
Investment securities gains	—	—	—	2
Brokerage commissions	98	98	177	215
Other income	254	135	495	353

Total noninterest income	783	618	1,522	1,356

Noninterest Expense
Salaries and employee benefits	1,329	1,126	2,596	2,217
Occupancy expense, net	199	178	407	380
Furniture and equipment expense	128	140	250	277
Other expense	794	712	1,491	1,323

Total noninterest expense	2,450	2,156	4,744	4,197

Income before income taxes	2,026	1,520	3,774	2,879
Income taxes	646	481	1,199	909

NET INCOME	$1,380	$1,039	$2,575	$1,970

Earnings per Share - basic	$0.90	$0.67	$1.69	$1.27

Earnings per Share - diluted	$0.88	$0.65	$1.64	$1.23

Dividends per share	$0.26	$0.25	$0.52	$0.50

Average shares outstanding - basic	1,527,395	1,549,269	1,525,193	1,549,228
Average shares outstanding - diluted	1,575,616	1,600,212	1,573,395	1,601,887

See accompanying notes to unaudited consolidated financial statements.

Dimeco, Inc.

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (unaudited)

	Three months ended June 30,		Six months ended June 30,
	2006	2005	2006	2005
Net income	$1,380	$1,039	$2,575	$1,970

Other comprehensive income:
Unrealized gain (loss) on available for sale securities	(207)	295	(140)	(62)
Less: Reclassification adjustment for gain included in net income	—	—	—	(2)

Other comprehensive income (loss) before tax	(207)	295	(140)	(64)

Income tax expense (benefit) related to other comprehensive income (loss)	(70)	100	(48)	(22)

Other comprehensive income (loss), net of tax	(137)	195	(92)	(42)

Comprehensive income	$1,243	$1,234	$2,483	$1,928

See accompanying notes to the unaudited consolidated financial statements.

Dimeco, Inc.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (unaudited)

(amounts in thousands)	Common Stock	Capital Surplus	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Stockholders’ Equity
Balance December 31, 2005	$776	$4,445	$27,400	$(299)	$(1,062)	$31,260
Net income			2,575			2,575
Net unrealized gain on available for sale securities				(92)		(92)
Exercise of stock options	3	108				111
Purchase of treasury stock					(180)	(180)
Cash dividends ($.52 per share)			(793)			(793)

Balance, June 30, 2006	$779	$4,553	$29,182	$(391)	$(1,242)	$32,881

See accompanying notes to the unaudited consolidated financial statements.

Dimeco, Inc.

CONSOLIDATED STATEMENT OF CASH FLOWS (unaudited)

(in thousands) For the six months ended June 30,	2006	2005
Operating Activities
Net income	$2,575	$1,970
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	215	393
Depreciation and amortization	359	392
Amortization of premium and discount on investment securities, net	(499)	(306)
Amortization of net deferred loan origination fees	(64)	(42)
Investment securities gains	—	(2)
Origination of loans held for sale	(3,823)	(5,431)
Proceeds from sale of loans	4,051	5,707
Mortgage loans sold gains, net	(112)	(164)
Increase in accrued interest receivable	(140)	(73)
Increase (decrease) in accrued interest payable	(83)	5
Deferred federal income taxes	(58)	142
Other, net	(538)	(236)

Net cash provided by operating activities	1,883	2,355

Investing Activities
Investment securities available for sale:
Proceeds from sales	—	6
Proceeds from maturities or paydown	111,596	113,229
Purchases	(117,639)	(112,411)
Net increase in loans	(4,275)	(15,324)
Redemption of Federal Home Loan Bank stock	214	382
Purchase of Federal Home Loan Bank stock	(268)	(270)
Purchase of premises and equipment	(88)	(879)

Net cash used for investing activities	(10,460)	(15,267)

Financing Activities
Net increase decrease in deposits	5,677	11,854
Net increase in short-term borrowings	8,237	7,071
Proceeds from other borrowed funds	1,225	1,500
Repayment of other borrowed funds	(3,612)	(210)
Purchase treasury stock	(180)	(173)
Proceeds from exercise of stock options	111	4
Cash dividends paid	(793)	(775)

Net cash provided by financing activities	10,665	19,271

Increase in cash and cash equivalents	2,088	6,359

Cash and cash equivalents at beginning of period	8,477	5,132

Cash and cash equivalents at end of period	$10,565	$11,491

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

In June 2006, the FASB issued FASB Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes. FIN 48 is an interpretation of FAS No. 109, Accounting for Income Taxes, and it seeks to reduce the diversity in practice associated with certain aspects of measurement and recognition in accounting for income taxes. In addition, FIN No. 48 requires expanded disclosure with respect to the uncertainty in income taxes and is effective for fiscal years beginning after December 15, 2006. The Company is currently evaluating the impact the adoption of the standard will have on the Company’s results of operations.

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

	Three months ended June 30, 2005	Six months ended June 30, 2005
Net income as reported	$1,039	$1,970
Less pro forma expense related to options	3	6

Pro forma net income	$1,036	$1,964

Basic net income per common share:
As reported	$0.67	$1.27
Pro forma	$0.67	$1.27

Diluted net income per common share:
As reported	$0.65	$1.23
Pro forma	$0.65	$1.23

For purposes of computing pro forma results, the company estimated the fair values of stock options using the Black-Scholes option-pricing model. The model requires the use of subjective assumptions that can materially affect fair value estimates. The fair value of each stock option granted was estimated using the following weighted-average assumptions for grants in 2005, 2004 and 2003, respectively: (1) expected dividend yields of 2.85 percent, 2.44 percent and 2.53 percent; (2) risk-free interest rates of 4.19 percent, 4.22 percent and 3.91 percent; (3) expected volatility of 22 percent, 17 percent and 25 percent; and (4) expected lives of options of 5.0 years, 9.9 years and 6.6 years. Therefore, the pro forma results are estimates of results of operations as if compensation expense had been recognized for the stock option plans.

As of June 30, 2006, there was no unrecognized compensation cost to unvested share-based compensation awards granted.

NOTE 2 – EARNINGS PER SHARE

There are no convertible securities which would affect the numerator in calculating basic and diluted earnings per share; therefore, net income as presented on the Consolidated Statement of Income (unaudited) will be used as the numerator. The following table sets forth the composition of the weighted-average common shares (denominator) used in the basic and diluted earnings per share computation:

	Three months ended June 30,		Six months ended June 30,
	2006	2005	2006	2005
Weighted average common stock outstanding	1,557,890	1,549,269	1,555,442	1,549,228
Average treasury stock	30,495	—	30,249	—

Weighted average common stock and common stock equivalents used to calculate basic earnings per share	1,527,395	1,549,269	1,525,193	1,549,228

Additional common stock equivalents (stock options) used to calculate diluted earnings per share	48,221	50,943	48,202	52,659

Weighted average common stock and common stock equivalents used to calculate diluted earnings per share	1,575,616	1,600,212	1,573,395	1,601,887

Options to purchase 20,000 shares of common stock at a price above current market were outstanding at June 30, 2006, but were not included in the computation of diluted earnings per share because to do so would have been anti-dilutive. There were no anti-dilutive effects for the three months or six months ended June 30, 2005.

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

Financial Condition

Total assets increased $12,875,000 or 3.6% from December 31, 2005 to June 30, 2006.

Cash and cash equivalents increased $2,088,000 or 24.6% due mainly to higher balances of cash at the Federal Reserve Bank of Philadelphia (“the Fed”) due to a fluctuation in checks presented in the normal course of business. The Bank uses the services of the Fed to facilitate the payments system and the balance on hand varies with our customers payments and deposits in their checking accounts.

Investment securities available for sale increased $6,402,000 or 11.8% from balances at the beginning of the year. This growth was invested primarily in commercial paper with short maturities. There was very little opportunity for higher rates on longer term investments and these short-term investments assisted in maintaining liquidity.

Loans increased $4,309,000 or 1.5% from December 31, 2005 to June 30, 2006. This growth was mainly attributable to an increase in residential mortgages of $5,965,000 or 10.9% as a result of granting several large adjustable rate mortgages combined with a strong home equity loan promotion during the period. During the first quarter of 2006 we experienced payoffs of several large commercial loans. Although management is seeing increased activity in commercial real estate loans, our largest loan category, customers seem slower than normal to commit to large capital improvements or new ventures in this interest rate environment.

Total deposits increased $5,677,000 or 1.9% from December 31, 2005 to June 30, 2006. Growth of interest-bearing deposits was $10,582,000 or 4.1% while noninterest-bearing deposits declined $4,905,000 or 13.4%. The program to revamp the deposit platform was completed in April 2006, moving many checking accounts from noninterest-bearing status to interest-bearing status. We believe that by streamlining the product offerings and offering customers the proper products for their specific needs we will build long term relationships, thereby giving us the opportunity for increased cross sell situations. We have already begun to see the positive effects of the program in higher cross sell ratios. Certificates of deposit increased $2,927,000 or 1.9% in spite of the annual seasonal decline in public funds of over $12 million during the first half of the year. We have been offering higher interest rates on certificates of deposit during the period and have realized $9,126,000 in new deposits in these special rate certificates. Competition for deposits has continued to be strong in all of the markets we serve.

Short-term borrowings which consist of repurchase agreements increased $8,237,000 or 63.6% from December 31, 2005 to June 30, 2006 due to our customers’ seasonal cash increases. Growth of this amount is typical at this time of year and we expect a decline in these balances as our customers utilize this cash for operating purposes as the year progresses.

Other borrowed funds decreased $2,387,000 or 14.4% during the first six months of 2006. A borrowing from the Federal Home Loan Bank of Pittsburgh (FHLB) in the amount of $2,000,000 matured in June 2006 and we continue to make regular monthly principal payments on amortizing borrowings.

Stockholders’ equity increased $1,621,000 or 5.2% from December 31, 2005 to June 30, 2006. Net income of $2,575,000 was offset by dividend declarations of $793,000. The available for sale investment portfolio continued to decline in market value during the period as a result of increases in market interest rates over the period representing a net decrease of $92,000 in accumulated other comprehensive income during the period. Regulatory capital ratios of 11.8% total risk-based capital and 10.5% Tier I capital continue to exceed the regulatory guidelines of 8.0% and 4.0%. The Company’s Tier I leverage ratio was 9.1% at June 30, 2006 and compared favorably to the regulatory minimum of 3.0%.

Results of Operations

Comparison of the three months ended June 30, 2006 and 2005

Net income for the quarter ended June 30, 2006 was $1,380,000 representing an increase of $341,000 or 32.8% over net income in the second quarter of 2005.

Net interest income increased $462,000 or 14.3% in 2006 as compared to the second quarter of 2005.

Interest earned on loans increased $1,009,000 or 24.4% in the second quarter of 2006 as compared to the same quarter in 2005. The prime interest rate increased 2.00% from June 2005 to June 2006, driving the average interest rate received on loans up 1.02%. Approximately 72% of the loan portfolio is in variable interest rate loans. The majority of these loans reprice annually on the anniversary date of the loan while the remaining loans reprice at the end of the month based on changes in the prime rate. Commercial real estate loans have generally been granted with a fixed interest rate of up to two years and then revert to annual adjustments based on the changes in the prime interest rate. This strategy has enhanced loan growth but has the effect of slowing both the increase in interest income in a rising rate environment and the decrease in interest rates in a declining interest rate environment. This increase in average interest rates received was enhanced by an increase of $18,239,000 or 6.8% in average loan balances from June 2005 to June 2006.

Interest earned on taxable investments increased $160,000 or 37.0% during the second quarter of 2006 as compared to the previous year with an increase of 1.25% in the average rate earned on the portfolio. With 45% of this portfolio invested in commercial paper, we have the ability to keep abreast of increases in short term interest rates. Simultaneously, total average investments increased a slight $831,000 from the first quarter of 2005 to the first quarter of 2006.

Interest expense increased $788,000 or 55.4% in the second quarter of 2006 as compared to the same period in 2005. Interest paid to depositors increased $680,000 or 54.7%. The average balance of interest-bearing deposits increased $19,828,000 or 8.1% while the average interest rate paid increased 88 basis points to 2.9%. Increases in the average rate paid for deposits is primarily attributable to higher market interest rates since the federal funds interest rate has increased from 3.25% to 5.25% from June 30, 2005 to June 30, 2006. Most susceptible to these short term rate hikes are interest-bearing transaction accounts, savings accounts and certificates of deposit. While we do not mirror the rate of change shown in market interest rates, our pricing strategy must use these changes as a guide for pricing decisions. Rates typically lag market rate increases in transaction and savings accounts while rates paid on certificates of deposit move more in line with short term rate announcements. In a rising interest rate environment this strategy serves to lock in deposits at favorable rates. We have offered six, thirteen and twenty-four month specials during the first half of 2006.

Interest paid on short-term borrowings increased $53,000 or 89.8% with a slight increase in the average balance in the second quarter of 2006. Short-term borrowings consist primarily of repurchase agreements where we adjust the price based on changes in short term market interest rates. The average rate paid in the second quarter of 2006 was 2.36% versus 1.27% for the same quarter of 2005.

Interest paid on other borrowed funds increased $55,000 or 46.2% from the second quarter of 2005 to the same period in 2006. The average balance of these borrowings increased $4,531,000 or 38.9% in 2006 as compared to 2005 while the average interest rate paid increased 20 basis points.

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

There was no charge to the provision for loan losses in 2006, representing a decrease of $173,000 in the second quarter of 2006 versus 2005. Internal analysis of the adequacy of the allowance disclosed that no provision was necessary in 2006.

Noninterest income increased $165,000 or 26.7% in the second quarter of 2006 as compared to 2005. Service charges on deposit accounts increased $45,000 or 13.7% due primarily to an increase of $5 in the overdraft fee charged. Other income increased $119,000 or 88.1% in the second quarter of 2006 as compared to 2005. A $75,000 decline in the market value of mortgage servicing rights was booked in the second quarter of 2005. The value increased $15,000 in the fourth quarter of 2005; the valuation returned to book value in the second quarter of 2006 and the remaining reversal of $60,000 was booked at that time. Offsetting this $135,000 increase was a nonrecurring decrease in credit card fee income of $35,000 relating to an adjustment of refund charges for several customers. Many other increases and decreases in individual accounts comprise the remaining difference, no one of which is a material change in itself.

Salaries and employee benefits increased $203,000 or 18.0% in the second quarter of 2006 as compared to 2005. Payroll expense increased $81,000 or 9.6% in 2006 versus 2005 due to normal salary increases combined with a greater number of employees in middle management positions in 2006. Employee incentives are based on the Company’s return on equity and were therefore greater in 2006 than in 2005 with $73,000 more accrued in the current year. The remainder of the increase is the result of employee benefits such as employer payroll taxes, health insurance and 401(k) expenses based on higher wages and more employees eligible for the benefit.

Other expense increased $82,000 or 11.5% in 2006 over the same period in 2005 due to a number of factors. The bank incurred expenses of $28,000 in relation to termination of a contract and an increase of $40,000 for a software upgrade to a loan platform. The bank has increased its’ donations budget in order to accommodate more local organizations; therefore donation expense increased $18,000 in 2006 as compared to 2005. Many other increases and decreases in individual accounts comprise the remaining difference, no one of which is a material change in itself.

Comparison of the six months ended June 30, 2006 and 2005

Net income of $2,575,000 was an increase of $605,000 or 30.7% for the first six months of 2006 as compared to 2005.

Net interest income increased $1,098,000 or 18.0% in 2006 as compared to 2005. Increases in market interest rates and volume of both interest-earning assets and interest-costing liabilities contributed to this result. Interest income increased $2,532,000 or 28.7% in 2006 as compared to 2005 due primarily to earnings on loans. The average balance of loans increased $24,770,000 or 9.5% while the average interest rate earned on those loans rose 1.01% to 7.08% during 2006. Approximately 72% of the loan portfolio is in variable interest rate loans which generally reprice annually on the anniversary date of the loan or monthly based on changes in the prime rate.

Interest income derived from taxable investments increased $277,000 or 33.1% in 2006 as compared to 2005. The average balance of these investments decreased $509,000 or 1.0% with the average interest rates earned improving to 4.65% in 2006 compared to 3.45% in 2005.

Interest expense increased $1,434,000 or 52.8% in 2006 as compared to 2005. Average interest-bearing deposits increased $18,231,000 or 7.5% in 2006 as compared to 2005 while the average interest rate paid increased .82%. Interest paid on savings deposits has remained stable but rates paid for all other deposits have increased following short-term market interest rate changes.

The provision for loan loss declined $178,000 or 45.3% since there was no provision recorded in the second quarter. Management and the Board of Directors review the analysis of the allowance for loan loss on a regular basis and believe that the allowance is adequate at its current level.

Total noninterest income improved by $166,000 or 12.2% in the first six months of 2006 as compared to the same period in 2005. Service charges on deposit accounts increased $116,000 or 18.6% due to the aforementioned increase in the overdraft fee along with a larger deposit base as new accounts are added in Dingmans Ferry, our newest office. Additionally, we are beginning to see good results from the deposit reclassification program.

Other income increased $142,000 or 40.2% for the first half of 2006 as compared to 2005. The largest change is from the increase in market value of mortgage servicing rights, amounting to an increase of $135,000 and discussed above. Income relating to the bank’s merchant card program declined $27,000 or 36.8% after processing a refund of $35,000 to several customers in the second quarter. We expect to revert to the 2005 income level in future periods. Fees earned in relation to use of ATM and debit cards continued to increase by $25,000 or 36.7% based upon greater use of the debit cards. We eliminated fees for issuance of the card to our customers and have much greater use which converts to higher fees earned from issuing agents.

Salaries and employee benefits increased $379,000 or 17.1% in 2006 as compared to 2005. Salary expense increased $172,000 or 10.5% due to annual salary increases in conjunction with hiring new employees during the year. We have added four additional full-time equivalent employees in the past twelve months. Incentives for performance, which are based upon achieving several goals with the trigger being return on equity, increased $124,000 or 189.7% with the significant increase in this measurement at June 30, 2006. The remainder of the increase is attributable to a combination of payroll taxes on the higher payroll, increased costs associated with health insurance and greater eligibility for employees in the retirement plan.

Other expense increased $168,000 or 12.7% over the previous year. An expense of $54,000 was incurred for a change to a particular loan software application in order to upgrade our mainframe computer. In addition, we incurred $52,000 of expense in relation to termination of two service contracts in 2006. Donations increased $38,000 or 70.4% in the first half of 2006 as compared to the same period in 2005. During 2005, the bank made a pledge to the local hospital’s building campaign, increasing the expense by $17,000. In addition, we have been increasing donations to several local organizations while adding new charitable organizations in the Dingmans Ferry market. Various other accounts showed changes in costs, no one of which was material to this discussion.

Liquidity and Cash Flows

To ensure that the Company can satisfy customer credit needs for current and future commitments and deposit withdrawal requirements, the Bank manages the liquidity position by ensuring that there are adequate short-term funding sources available for those needs. Liquid assets consist of cash and due from banks, federal funds sold, interest-bearing deposits with other banks and investment securities maturing in one year or less. The following table shows these liquidity sources, minus short-term borrowings, as of June 30, 2006 compared to December 31, 2005:

(dollars in thousands)	June 30, 2006	December 31, 2005
Cash and due from banks	$7,427	$5,554
Interest-bearing deposits with other banks	88	33
Federal funds sold	3,050	2,890
Mortgage loans held for sale	95	211
Investment securities maturing or repricing in one year or less	45,352	38,682

	56,012	47,370
Less short-term borrowings	23,191	14,954

Net liquidity position	$32,821	$32,416

As a percent of total assets	8.84%	9.05%

The Bank has the ability to borrow from the Federal Home Loan Bank of Pittsburgh with the maximum borrowing capacity at June 30, 2006 of $73 million. Other sources of liquidity are cash flows from regularly scheduled and prepayments of loans, sales or maturities in the investment portfolio, sales of residential mortgages in the secondary market, operating income and deposit growth. The Consolidated Statement of Cash Flows specifically details the contribution of each source.

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

Risk Elements

The table below presents information concerning nonperforming assets including nonaccrual loans, renegotiated or impaired loans, loans 90 days or more past due, other real estate loans and repossessed assets at June 30, 2006 and December 31, 2005. A loan is classified as nonaccrual when, in the opinion of management, there are doubts about collectability of interest and principal. At the time the accrual of interest is discontinued, future income is recognized only when cash is received. Impaired loans are recognized according to FASB 114, “Accounting by Creditors for Impairment of a Loan – Income Recognition and Disclosure”. Renegotiated loans are those loans which terms have been renegotiated to provide a reduction or deferral of principal or interest as a result of the deterioration of the borrower.

(dollars in thousands)	June 30, 2006	December 31, 2005
Loans on nonaccrual basis	$692	$526
Loans past due 90 days or more	276	279
Impaired loans	—	—

Total nonperforming loans	968	805
Other real estate	—	—
Repossessed assets	—	—

Total nonperforming assets	$968	$805

Nonperforming loans as a percent of total loans	0.3%	0.3%

Nonperforming assets as a percent of total assets	0.3%	0.2%

Allowance for loan loss as a percent of loans	1.44%	1.40%

Management believes the level of the allowance for loan losses at June 30, 2006 is adequate to cover probable losses inherent in the loan portfolio. The relationship between the allowance for loan losses and outstanding loans is a function of the credit quality and known risk attributed to the loan portfolio. In order to determine the adequacy of the allowance, on a quarterly basis management evaluates all loans and determines various risk factors based upon the current environment, historical knowledge and other factors of which we have specific knowledge. In order to assist in validating this risk analysis, we have employed the services of an outside loan review agency to evaluate our internal assessment of individually large loan relationships from an independent viewpoint.

There are no loans classified as impaired under the terms of FAS No. 114, “Accounting by Creditors for Impairment of a Loan – Income Recognition and Disclosure” at June 30, 2006.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

A key function of management in its role as the Asset/Liability Committee (“ALCO”) is to evaluate the Company’s exposure to interest rate risk. The primary business of the Company in the financial services industry is to act as a depository financial intermediary. In this role, an integral element of risk involves the chance that prevailing interest rates will adversely affect assets, liabilities, capital, income and/or expense at different times and in different amounts. The ALCO is comprised of all senior officers of the bank and other officers who supervise key departments. This committee reports directly to the Board of Directors on at least a quarterly basis.

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

Statement of Interest Sensitivity Gap

	90 days or less	>90 days but < 1 year	1 - 5 years	>5 years	Total
Assets:
Interest-bearing deposits in other banks and federal funds sold	$3,138	$—	$—	$—	$3,138
Mortgage loans held for sale	95	—	—	—	95
Investment securities available for sale (1) (4) (6)	36,190	9,162	8,762	7,416	61,530
Investment securities held to maturity (1)	—	199	—	—	199
Loans (1) (5)	90,034	89,969	58,104	50,502	288,609

Rate sensitive assets	$129,457	$99,330	$66,866	$57,918	$353,571

Liabilities:
Interest-bearing deposits:
Interest-bearing demand (2)	$3,627	$11,336	$30,379	$—	$45,342
Money market (3)	4,676	13,752	9,076	—	27,504
Savings (2)	3,025	9,451	25,329	—	37,805
Time deposits	29,042	70,429	58,697	—	158,168
Short-term borrowings	21,191	—	—	—	21,191
Other borrowings	—	2,000	1,000	11,161	14,161

Rate sensitive liabilities	$61,561	$106,968	$124,481	$11,161	$304,171

Interest sensitivity gap	$67,896	$(7,638)	$(57,615)	$46,757	$49,400
Cumulative gap	$67,896	$60,258	$2,643	$49,400
Cumulative gap to total assets	18.30%	16.24%	0.71%	13.31%

(1)	Investments and loans are included in the earlier of the period in which interest rates are next scheduled to adjust or in which they are due. No adjustment has been made for scheduled repayments or for anticipated prepayments.
(2)	Interest-bearing demand deposits, Passbook savings and Statement savings are segmented based on the percentage of decay method. The decay rates used include 8% “90 days or less”, 25% “ >90 days but <1 year” and 67% “1-5 years.”
(3)	Money market deposits are segmented based on the percentage of decay method. The decay rates used include 17% “90 days or less”, 50% “>90 days but < 1 year” and 33% “1-5 years.”
(4)	Includes Federal Home Loan Bank and Atlantic Central Bankers Bank stock which is included in Other Assets on the Consolidated Financial Statements.
(5)	Does not include loans in nonaccrual status, deposit overdrafts, unposted items or deferred fees on loans.
(6)	Among Dimeco’s investment portfolio are step-up securities. These securities are characterized by having tiered (usually increasing) interest rates over their life. Due to this feature these securities have been reallocated from their maturity date to their next step-up date. The specific impact of this policy by timeframe is as follows: “90 days or less” increased $5,912, “>90 days but < 1 year” increased $5,839, “1-5 years” decreased $4,011 and “>5 years” decreased $7,740.

As this report shows, the Company was in an asset sensitive position at June 30, 2006. This means that in the one year time frame there were more interest-sensitive assets than liabilities. Management feels that the optimal position in a rising interest rate scenario is to be asset sensitive since assets tend to reprice quicker than liabilities. The Company has classified its callable, step-up U.S. Government Agency bonds in the periods in which the bonds will next reprice versus the period in which they mature since, in management’s judgment, these repricing events will occur either through the purchase terms or through the call functions inherent in the bonds.

The second report used to monitor interest rate risk is the Interest Rate Shock Analysis. This tool attempts to determine the affect on income of various shifts in the interest rate environment. In particular, a shift of 200 basis points, or 2% in interest rates, is the industry standard. Given a downward shift of 200 basis points, net interest income would decrease by $1,081,000 or 7.0% while net income would decrease $740,000 or 12.5%. The results of a potential shift of 200 basis points in either direction are well within internal policy guidelines. If the results were not tolerable, our policy would determine that management should reallocate the Balance Sheet in order to maintain compliance with the policy.

ANALYSIS OF SENSITIVITY TO CHANGES IN MARKET INTEREST RATES

	100 basis points				200 basis points
	Up		Down		Up		Down
	Amount	%	Amount	%	Amount	%	Amount	%
Net interest income	$502	3.24%	$(532)	-3.41%	$920	5.92%	$(1,082)	-6.96%
Net income	$346	5.86%	$(363)	-6.16%	$635	10.75%	$(740)	-12.55%
EVE	$(896)	-2.16%	$697	1.68%	$(3,014)	-7.27%	$1,145	2.76%

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

PART II - OTHER INFORMATION

Item 1 - Legal Proceedings

NONE

Item 1a. - Risk Factors

There were no material changes to the risk factors described in Item 1a. in Dimeco’s Annual Report on Form 10K for the period ended December 31, 2005.

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds

	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs
4/1/06 to 4/30/06	—
5/1/06 to 5/31/06	—
6/01/06 to 6/30/06	5,000	$36.10	5,000

Total	5,000	$—	5,000	147,849

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

Report on July 25, 2006 - News Release of Registrant – Dimeco, Inc. Announces Earnings

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

DIMECO, INC.

Date: August 10, 2006	By:	/s/ Gary C. Beilman
Gary C. Beilman
President and Chief Executive Officer

Date: August 10, 2006	By:	/s/ Maureen H. Beilman
Maureen H. Beilman
Chief Financial Officer