Form 10-Q
period 2006-09-30
DIMECO INC
filed 2006-11-13
CIK 898037

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OF 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

or

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

As of November 1, 2006 the registrant had outstanding 1,517,484 shares of its common stock, par value $.50 share.

Dimeco, Inc.

Dimeco, Inc.

CONSOLIDATED BALANCE SHEET (unaudited)

	September 30, 2006	December 31, 2005
(in thousands)
Assets
Cash and due from banks	$8,664	$5,554
Interest-bearing deposits in other banks	3,391	33
Federal funds sold	10,000	2,890

Total cash and cash equivalents	22,055	8,477

Mortgage loans held for sale (market value $267 and $211)	266	211
Investment securities available for sale	55,294	54,129
Investment securities held to maturity (market value of $201 and $207)	200	199

Loans (net of unearned income of $749 and $734)	300,213	283,562
Less allowance for loan losses	4,229	3,973

Net loans	295,984	279,589

Premises and equipment	5,744	6,022
Accrued interest receivable	1,651	1,380
Bank-owned life insurance	5,399	5,254
Other assets	3,263	2,943

TOTAL ASSETS	$389,856	$358,204

Liabilities
Deposits:
Noninterest-bearing	$37,381	$36,619
Interest-bearing	285,255	258,237

Total deposits	322,636	294,856

Short-term borrowings	16,370	12,954
Other borrowed funds	13,963	16,548
Accrued interest payable	1,011	952
Other liabilities	1,895	1,634

TOTAL LIABILITIES	355,875	326,944

Stockholders’ Equity
Common stock, $.50 par value; 5,000,000 shares authorized; 1,560,484 and 1,552,669 shares issued	780	776
Capital surplus	4,599	4,445
Retained earnings	30,255	27,400
Accumulated other comprehensive loss	(111)	(299)
Treasury stock, at cost (43,000 and 30,000 shares)	(1,542)	(1,062)

TOTAL STOCKHOLDERS’ EQUITY	33,981	31,260

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$389,856	$358,204

See accompanying notes to the unaudited consolidated financial statements.

Dimeco, Inc.

CONSOLIDATED STATEMENT OF INCOME (unaudited)

	For the three months ended September 30,		For the nine months ended September 30,
(in thousands, except per share)	2006	2005	2006	2005
Interest Income
Interest and fees on loans	$5,596	$4,472	$15,609	$12,315
Investment securities:
Taxable	624	428	1,738	1,265
Exempt from federal income tax	60	36	160	110
Other	45	35	178	109

Total interest income	6,325	4,971	17,685	13,799

Interest Expense
Deposits	2,161	1,368	5,785	3,753
Short-term borrowings	108	56	284	151
Other borrowed funds	156	140	505	375

Total interest expense	2,425	1,564	6,574	4,279

Net Interest Income	3,900	3,407	11,111	9,520

Provision for loan losses	185	182	400	575

Net Interest Income After Provision for Loan Losses	3,715	3,225	10,711	8,945

Noninterest Income
Services charges on deposit accounts	361	330	1,099	952
Mortgage loans held for sale gains, net	54	58	167	222
Investment securities gains	—	—	—	2
Brokerage commissions	87	84	264	299
Other income	256	239	751	592

Total noninterest income	758	711	2,281	2,067

Noninterest Expense
Salaries and employee benefits	1,330	1,097	3,925	3,314
Occupancy expense, net	189	183	597	562
Furniture and equipment expense	132	143	382	421
Other expense	665	681	2,156	2,004

Total noninterest expense	2,316	2,104	7,060	6,301

Income before income taxes	2,157	1,832	5,932	4,711
Income taxes	689	588	1,889	1,497

NET INCOME	$1,468	$1,244	$4,043	$3,214

Earnings per Share - basic	$0.96	$0.80	$2.65	$2.08

Earnings per Share - diluted	$0.93	$0.78	$2.57	$2.01

Dividends per share	$0.26	$0.25	$0.78	$0.75

Average shares outstanding - basic	1,523,958	1,548,204	1,524,777	1,546,833
Average shares outstanding - diluted	1,573,677	1,599,655	1,573,484	1,599,228

See accompanying notes to the unaudited consolidated financial statements.

Dimeco, Inc.

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2006	2005	2006	2005
Net income	$1,468	$1,244	$4,043	$3,214

Other comprehensive income:
Unrealized gain (loss) on available for sale securities	424	(132)	284	(195)
Less: Reclassification adjustment for gain included in net income	—	—	—	(2)

Other comprehensive income (loss) before tax	424	(132)	284	(197)

Income tax expense (benefit) related to other comprehensive income (loss)	144	(45)	96	(67)

Other comprehensive income (loss), net of tax	280	(87)	188	(130)

Comprehensive income	$1,748	$1,157	$4,231	$3,084

See accompanying notes to the unaudited consolidated financial statements.

Dimeco, Inc.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (unaudited)

(amounts in thousands)	Common Stock	Capital Surplus	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Stockholders’ Equity
Balance December 31, 2005	$776	$4,445	$27,400	$(299)	$(1,062)	$31,260
Net income			4,043			4,043
Net unrealized gain on available for sale securities				188		188
Exercise of stock options	4	154				158
Purchase of treasury stock					(480)	(480)
Cash dividends ($.78 per share)			(1,188)			(1,188)

Balance, September 30, 2006	$780	$4,599	$30,255	$(111)	$(1,542)	$33,981

See accompanying notes to the unaudited consolidated financial statements.

Dimeco, Inc.

CONSOLIDATED STATEMENT OF CASH FLOWS (unaudited)

(in thousands)
For the nine months ended September 30,	2006	2005
Operating Activities
Net income	$4,043	$3,214
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	400	575
Depreciation and amortization	558	590
Amortization of premium and discount on investment securities, net	(800)	(485)
Amortization of net deferred loan origination fees	(91)	(74)
Investment securities gains	—	(2)
Origination of loans held for sale	(5,710)	(8,840)
Proceeds from sale of loans	5,821	9,174
Mortgage loans sold gains, net	(167)	(222)
Increase in accrued interest receivable	(271)	(86)
Increase in accrued interest payable	59	49
Deferred federal income taxes	(131)	86
Other, net	(361)	(362)

Net cash provided by operating activities	3,350	3,617

Investing Activities
Investment securities available for sale:
Proceeds from sales	—	6
Proceeds from maturities or paydown	181,920	162,224
Purchases	(182,001)	(149,250)
Net increase in loans	(16,704)	(33,563)
Redemption of Federal Home Loan Bank stock	659	586
Purchase of Federal Home Loan Bank stock	(623)	(618)
Purchase of premises and equipment	(124)	(973)

Net cash used for investing activities	(16,873)	(21,588)

Financing Activities
Net increase in deposits	27,780	21,454
Net increase (decrease) in short-term borrowings	3,416	(829)
Proceeds from other borrowed funds	1,225	3,000
Repayment of other borrowed funds	(3,810)	(358)
Purchase treasury stock	(480)	(1,062)
Proceeds from exercise of stock options	158	70
Cash dividends paid	(1,188)	(1,162)

Net cash provided by financing activities	27,101	21,113

Increase in cash and cash equivalents	13,578	3,142

Cash and cash equivalents at beginning of period	8,477	5,132

Cash and cash equivalents at end of period	$22,055	$8,274

Supplemental disclosures of cash flow information:
Cash paid for:
Interest	$6,221	$4,134
Income taxes	$1,850	$1,465

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

Recent Accounting Pronouncements

In February 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“FAS”) No. 155, Accounting for Certain Hybrid Instruments, as an amendment of FASB Statements No. 133 and 140. FAS No. 155 allows financial instruments that have embedded derivatives to be accounted for as a whole (eliminating the need to bifurcate the derivative from its host) if the holder elects to account for the whole instrument on a fair value basis. This statement is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. The adoption of this standard is not expected to have a material effect on the Company’s results of operations or financial position.

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

In September 2006, the FASB issued FAS No. 157, Fair Value Measurements, which provides enhanced guidance for using fair value to measure assets and liabilities. The standard applies whenever other standards require or permit assets or liabilities to be measured at fair value. The Standard does not expand the use of fair value in any new circumstances. FAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. Early adoption is permitted. The adoption of this standard is not expected to have a material effect on the Company’s results of operations or financial position.

In September 2006, the FASB issued FAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Post Retirement Plans, an amendment of FASB Statements No. 87, 88, 106 and 132(R). FAS No. 158 requires that a company recognize the overfunded or underfunded status of its defined benefit post retirement plans (other than multiemployer plans) as an asset or liability in its statement of financial position and that it recognize changes in the funded status in the year in which the changes occur through other comprehensive income. FAS No. 158 also requires the measurement of defined benefit plan assets and obligations as of the fiscal year end, in addition to footnote disclosures. FAS No. 158 is effective for fiscal years ending after December 15, 2006. The adoption of this standard is not expected to have a material effect on the Company’s results of operations or financial position.

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

	Three months ended September 30, 2005	Nine months ended September 30, 2005

Net income as reported	$1,244	$3,214
Less pro forma expense related to options	139	145

Pro forma net income	$1,105	$3,069

Basic net income per common share:
As reported	$0.80	$2.08
Pro forma	$0.71	$1.98

Diluted net income per common share:
As reported	$0.78	$2.01
Pro forma	$0.69	$1.92

For purposes of computing pro forma results, the company estimated the fair values of stock options using the Black-Scholes option-pricing model. The model requires the use of subjective assumptions that can materially affect fair value estimates. Therefore, the pro forma results are estimates of results of operations as if compensation expense had been recognized for the stock option plans.

As of September 30, 2006, there was no unrecognized compensation cost to unvested share-based compensation awards granted.

NOTE 2 – EARNINGS PER SHARE

There are no convertible securities which would affect the numerator in calculating basic and diluted earnings per share; therefore, net income as presented on the Consolidated Statement of Income (unaudited) will be used as the numerator. The following table sets forth the composition of the weighted-average common shares (denominator) used in the basic and diluted earnings per share computation:

	Three months ended September 30,		Nine months ended September 30,
	2006	2005	2006	2005
Weighted average common stock outstanding	1,559,393	1,551,296	1,556,773	1,549,925
Average treasury stock	35,435	3,092	31,996	3,092

Weighted average common stock and common stock equivalents used to calculate basic earnings per share	1,523,958	1,548,204	1,524,777	1,546,833

Additional common stock equivalents (stock options) used to calculate diluted earnings per share	49,719	51,451	48,707	52,395

Weighted average common stock and common stock equivalents used to calculate diluted earnings per share	1,573,677	1,599,655	1,573,484	1,599,228

Options to purchase 20,000 shares of common stock at $35.95 were outstanding during the three and nine months ended September 30, 2005 but were not included in the computation of diluted earnings per share because to do so would have been anti-dilutive. There were no anti-dilutive effects for the three and none months ended September 30, 2006.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

Forward Looking Statement

The Private Securities Litigation Act of 1995 contains safe harbor provisions regarding forward-looking statements. When used in this discussion, the words, “believes,” “anticipates,” “contemplated,” “expects,” and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those projected. Those risks and uncertainties include changes in interest rates, the ability to control costs and expenses, and general economic conditions. The Company undertakes no obligation to publicly release the results of any revisions to those forward-looking statements which may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events

Financial Condition

Total assets increased $31,652,000 or 8.8% from December 31, 2005 to September 30, 2006.

During that period, cash and cash equivalents increased $13,578,000 or 160.2%. Funds were held in federal funds sold and interest-bearing deposits with other banks in order to maintain liquidity for volatile deposits at the reporting date. The Bank has relationships with local school districts that accept tax revenues at this time of year and request bids on certificates of deposit from all local banks in early October each year. Therefore, federal funds sold were $7,110,000 or 246.0% greater at September 30, 2006 than at December 31, 2005. Balances in interest-bearing checking accounts were $3,391,000 at September 30, 2006 as compared to $33,000 at year end. In addition, checks presented for payment required $3,479,000 or 94.0% more in the Federal Reserve Bank of Philadelphia due from account at September 30, 2006 as compared to December 31, 2005.

Investment securities available for sale increased a slight $1,165,000 or 2.2% from balances at the beginning of the year. Management retained funds in federal funds sold in order to maintain liquidity for possible deposit runoff in October. Upon successfully retaining those funds, we did invest $10,000,000 in commercial paper. We have continued to invest in short term commercial paper as a means to receive maximum yield on investments and to retain the ability to move to higher yielding investments when the yield curve shows benefit to extend maturities.

Loans increased $16,651,000 or 5.9% from December 31, 2005 to September 30 2006. The growth was centered in commercial mortgages which increased by $9,605,000 or 6.1%, with loans granted to businesses in several industries. Residential mortgages increased by $7,109,000 or 13.0% resulting from a strong home equity promotion and several jumbo adjustable rate residential mortgages. The portfolio growth resulted from increased lending activity compared to prior quarters and a return to a normal prepayment pace, compared to the first two quarters when we experienced several large pay offs. All other loan categories remain comparable from period to period.

Total deposits increased $27,780,000 or 9.4% from December 31, 2005 to September 30, 2006. Growth of interest-bearing deposits was $27,018,000 or 10.5% while noninterest-bearing deposits showed slight growth of $762,000 or 2.1%. Certificates of deposit increased $11,119,000 or 7.2% with the majority of the increase attributable to specific marketing campaigns to attract deposits which accomplished that goal while also moving deposits to this category from others. Certificates of deposit less than $100,000 increased $15,703,000 or

20.6% while certificates of deposit greater than $100,000 declined $6,223,000 or 12.7%, primarily due to maturities of certificates purchased by municipal customers. New deposits in IRA certificates were responsible for the remaining increase. Interest-bearing checking accounts increased $19,900,000 or 53.4% during the period as a result of three factors: 1) in the first quarter we reclassified over two thousand transaction accounts from noninterest-bearing to interest-bearing in an effort to increase market penetration, 2) tax revenue collected by local school districts is deposited in interest-bearing checking accounts to accumulate before placement in certificates of deposit and 3) our newest office in Dingmans Ferry continued to collect new deposits during the period. Savings deposits declined $4,515,000 or 11.4% during the period with many customers optimizing their interest rates by moving to certificates of deposit combined with seasonal declines in business accounts.

Short-term borrowings increased $3,416,000 or 26.4% from December 31, 2005 to September 30, 2006 due to our customers’ seasonal cash increases.

Other borrowed funds decreased $2,585,000 or 15.6% during the first nine months of 2006. A borrowing from the Federal Home Loan Bank of Pittsburgh (FHLB) in the amount of $2,000,000 matured in June 2006 along with regular monthly principal payments on amortizing borrowings.

Stockholders’ equity increased $2,721,000 or 8.7% from December 31, 2005 to September 30, 2006. Net income of $4,043,000 was offset by dividend declarations of $1,188,000. In addition, the Board of Directors has authorized the repurchase of 13,000 additional shares of treasury stock in 2006; these purchases utilized $480,000 of capital. Regulatory capital ratios of 11.7% total risk-based capital and 10.4% Tier I capital continue to exceed the regulatory guidelines of 8.0% and 4.0%. The Company’s Tier I leverage ratio was 9.2% at September 30, 2006 and compared favorably to the regulatory minimum of 3.0%.

Results of Operations

Comparison of the three months ended September 30, 2006 and 2005

Net income for the quarter ended September 30, 2006 was $1,468,000 representing an increase of $224,000 or 18.0% over net income in the third quarter of 2005.

Net interest income increased $493,000 or 14.5% in 2006 over that recorded for the third quarter of 2005.

Interest earned on loans increased $1,124,000 or 25.1% in the third quarter of 2006 as compared to the same quarter in 2005. Additional earnings are attributable to a combination of an increase in the average interest rates received of 1.14% and an increase of $16,940,000 in average balances of the loan portfolio. Over that timeframe, the prime interest rate increased 1.50% precipitating the rate gains since approximately 73% of the loan portfolio is in variable interest rate loans.

Interest earned on taxable investments increased $196,000 or 45.8% during the third quarter of 2006 as compared to the previous year with an increase of 1.27% in the average rate earned on the portfolio. Commercial paper remains the largest segment of this investment portfolio, therefore interest rates earned have been in direct correlation to the changes in short-term federal funds sold rates. Total average taxable investments increased $3,952,000 from the third quarter of 2005 to the same quarter of 2006.

Interest expense increased $861,000 or 55.1% in the third quarter of 2006 as compared to the same period in 2005. Interest paid to depositors increased $793,000 or 58.0% in the current period. The average balance of interest-bearing deposits increased $22,426,000 or 9.1% while the average interest rate paid increased by 1.0%.

Increases in the average rate paid for deposits are primarily attributable to higher market interest rates. The Federal Reserve has increased the federal funds interest rate by 1.75% from September 30, 2005 to September 30, 2006. Rates paid for deposits typically lag market rate increases in transaction and savings accounts while rates paid on new certificates of deposit move more in line with short term rate announcements. The average rate paid for certificates of deposit increased by 1.1% over the period. The bank has been featuring short term offerings of between six and thirteen months over the period. In addition, we have increased the rate paid on money market accounts in an effort to use these deposits as a market leader for local financial institutions. Our interest rate forecast suggests that rates will remain static or slightly decline in the next year and feel that we can attract dollars to this variable rate account in this environment by offering competitive rates and maintain interest spread with any variations to the market interest rate.

Interest paid on short-term borrowings increased $52,000 or 92.9% due primarily to an average increase of 1.09% in interest paid. Short-term borrowings consist primarily of repurchase agreements on which we adjust pricing based on changes in short term market interest rates. The average balance of these borrowings increased $1,894,000 or 13.5% in the third quarter of 2006 as compared to the same period in 2005.

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

Provision for loan loss expense of $185,000 was $3,000 or 1.65% greater in the third quarter of 2006 than in the same quarter of 2005. As is done each quarter, management analyzes the loan portfolio in order to determine the amount that we believe is necessary for an adequate balance in the allowance for loan loss.

Noninterest income increased $47,000 or 6.6% in the third quarter of 2006 as compared to 2005. The main component of this increase was in service charges on deposit accounts which increased $31,000 or 9.4% due primarily to an increase of $5 in the overdraft fee charged.

Salaries and employee benefits increased $233,000 or 21.2% in the third quarter of 2006 as compared to 2005. Wages increased $91,000 or 10.8% in 2006 versus 2005 due to normal salary increases combined with a greater number of employees in middle management positions in 2006. Employee incentives are based on the Company’s return on equity and were therefore greater in 2006 than in 2005 with $64,000 more accrued in the current year. The remainder of the increase is the result of employee benefits such as employer payroll taxes, health insurance and 401(k) plan benefits based on higher wages and more employees eligible for the benefit in addition.

Comparison of the nine months ended September 30, 2006 and 2005

Net income for the nine months ended September 30, 2006 was $4,043,000 representing an increase of $829,000 or 25.8% more than the same period in 2005.

Net interest income increased $1,591,000 or 16.7% in 2006 as compared to 2005. A combination of higher market interest rates and greater volume of both interest-earning assets and interest-costing liabilities contributed to this result.

Interest income increased $3,886,000 or 28.2% in 2006 as compared to 2005 with earnings on loans as the main component. The average balance of loans increased $22,131,000 or 8.3% while the average interest rate earned on those loans rose 1.05% to 7.24% during 2006 as compared to 6.19% in 2005. The Bank has the majority of its loan portfolio in commercial and commercial real estate loans, representing 73.5% of the average loans at September 30, 2006. Over 73% of those loans are written with interest rates that are tied to changes in the prime rate of interest and reprice on at least an annual basis.

Interest earned on taxable investments increased $473,000 or 37.4% as a result of an increase of $994,000 or 2.1% in the average portfolio combined with an increase of 1.23% in the average rate earned on the investments. Commercial paper represents 43.4% of the average taxable investments and U.S. government agencies with step-up provisions make up another 44.2% of the average taxable investments. The short duration of the commercial paper allows us the ability to re-invest in similar securities upon maturity, enabling management to take advantage of twelve increases in short-term market rates of 3.00% from January 1, 2005 to September 30, 2006. The average rate earned on these investments increased by 1.95% to 5.07% in the first three quarters of 2006. Interest earned on U.S. government agencies increased by .74% due to interest rates steps during the period.

Interest expense increased $2,295,000 or 53.6% in 2006 as compared to 2005. Average interest-bearing deposits increased $19,645,000 or 8.0% in 2006 as compared to 2005 while the average interest rate paid increased by .88% to 2.93% for the first three quarters of 2006. Interest paid on savings deposits has remained stable but rates paid for all other deposits have increased following short-term market interest rate changes.

The provision for loan loss declined $175,000 or 30.4% after not incurring an expense in the second quarter of 2006. Management believes that the allowance for loan loss is adequate based upon internal analysis risk in the loan portfolio.

Total noninterest income increased by $214,000 or 10.4% in 2006 as compared to 2005. Service charges on deposit accounts increased $147,000 or 15.4% due to the aforementioned increase in the overdraft fee along with a larger deposit base as new accounts are added in Dingmans Ferry and we begin to see good results from the deposit reclassification program. Other income increased $159,000 or 26.9% in the first three quarters of 2006 as compared to 2005. The largest change is from the increase in market value of mortgage servicing rights, amounting to an increase of $135,000. A $75,000 decline in the market value of mortgage servicing rights was booked in the second quarter of 2005 and was offset by an increase of $15,000 in the fourth quarter of 2005; the market value returned to equal book value in the second quarter of 2006 and the remaining reversal of $60,000 was booked at that time. Income relating to the bank’s merchant card program declined $22,000 or 19.6% after processing a refund to several customers in the second quarter. We expect to revert to the 2005 income level in future periods. Fees earned in relation to use of ATM and debit cards continued to increase amounting to $44,000 or 40.3% based upon greater use of the debit cards. We eliminated fees for issuance of the card to our customers and have provided incentives for cross selling which have resulted in much greater use of our debit cards.

Salaries and employee benefits increased $611,000 or 18.4% in 2006 as compared to 2005. Salary expense increased $263,000 or 10.6% due to annual salary increases in conjunction with hiring new employees during the year. Incentives for performance, which are based upon achieving several goals with the trigger being return on equity, increased $188,000 or 189.6% with the significant increase in this measurement at September 30, 2006. The remainder of the increase is attributable to a combination of payroll taxes on the higher payroll, increased costs associated with health insurance, greater eligibility for employees in the retirement plan.

Other expense increased $152,000 or 7.6% over the previous year. An expense of $54,000 was incurred for a change to a particular loan software application in order to upgrade our mainframe computer. In addition, we incurred $52,000 of expense in relation to termination of two service contracts in 2006. Donations increased $49,000 or 54.2% in the first half of 2006 as compared to the same period in 2005. During 2005, the bank contributed $17,000 to the local hospital’s building campaign and contributed $33,000 in 2006. In addition, we have been increasing donations to several local organizations while contributing to additional charitable organizations in the Dingmans Ferry market. Legal expenses increased $28,000 or 69.1% in 2006 due to fees incurred in connection with the termination of two service contracts along with greater expenses related to loan collection issues. In 2005 we incurred additional marketing expenses for consulting services which were not incurred in 2006, lowering total marketing expense by $23,000 in 2006. Various other accounts showed changes in costs, no one of which was material to this discussion.

Liquidity and Cash Flows

To ensure that the Company can satisfy customer credit needs for current and future commitments and deposit withdrawal requirements, the Bank manages the liquidity position by ensuring that there are adequate short-term funding sources available for those needs. Liquid assets consist of cash and due from banks, federal funds sold, interest-bearing deposits with other banks and investment securities maturing in one year or less. The following table shows these liquidity sources, minus short-term borrowings, as of September 30, 2006 compared to December 31, 2005:

	September 30, 2006	December 31, 2005
(dollars in thousands)
Cash and due from banks	$8,664	$5,554
Interest-bearing deposits with other banks	3,391	33
Federal funds sold	10,000	2,890
Mortgage loans held for sale	266	211
Investment securities maturing or repricing in one year or less	46,058	38,682

	68,379	47,370
Less short-term borrowings	18,370	14,954

Net liquidity position	$50,009	$32,416

As a percent of total assets	12.8%	9.1%

The Bank has the ability to borrow from the Federal Home Loan Bank of Pittsburgh with the maximum borrowing capacity at September 30, 2006 of $76 million. Other sources of liquidity are cash flows from regularly scheduled and prepayments of loans, sales or maturities in the investment portfolio, sales of residential mortgages in the secondary market, operating income and deposit growth. The Consolidated Statement of Cash Flows specifically details the contribution of each source.

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

Risk Elements

The table below presents information concerning nonperforming assets including nonaccrual loans, renegotiated loans, loans 90 days or more past due, other real estate loans and repossessed assets at September 30, 2006 and December 31, 2005. A loan is classified as nonaccrual when, in the opinion of management, there are doubts about collectability of interest and principal. At the time the accrual of interest is discontinued, future income is recognized only when cash is received. Impaired loans are recognized according to FASB 114, “Accounting by Creditors for Impairment of a Loan – Income Recognition and Disclosure”.

	September 30, 2006	December 31, 2005
(dollars in thousands)
Loans on nonaccrual basis	$566	$526
Loans past due 90 days or more	196	279
Impaired loans	—	—

Total nonperforming loans	762	805
Other real estate	—	—
Repossessed assets	11	—

Total nonperforming assets	$773	$805

Nonperforming loans as a percent of total loans	0.3%	0.3%

Nonperforming assets as a percent of total assets	0.2%	0.2%

Allowance for loan loss as a percent of loans	1.41%	1.40%

Management believes the level of the allowance for loan losses at September 30, 2006 is adequate to cover probable losses inherent in the loan portfolio. The relationship between the allowance for loan losses and outstanding loans is a function of the credit quality and known risk attributed to the loan portfolio. The on-going loan review program along with management analysis is used to determine the adequacy of the allowance for loan losses.

There were no loans classified as impaired under the terms of FAS No. 114, “Accounting by Creditors for Impairment of a Loan – Income Recognition and Disclosure” at September 30, 2006.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

A key function of management in its role as the Asset/Liability Committee (“ALCO”) is to evaluate the Company’s exposure to interest rate risk. The primary business of the Company in the financial services industry is to act as a depository financial intermediary. In this role, an integral element of risk involves the chance that prevailing interest rates will adversely affect assets, liabilities, capital, income and/or expense at different times and in different amounts. The ALCO is comprised of all senior officers of the bank and other key officers. This committee reports directly to the Board of Directors on at least a quarterly basis.

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

Statement of Interest Sensitivity Gap

	90 days or less	>90 days but < 1 year	1 - 5 years	>5 years	Total
Assets:
Interest-bearing deposits in other banks and federal funds sold	$13,391	$—	$—	$—	$13,391
Mortgage loans held for sale	266	—	—	—	266
Investment securities available for sale (4) (6)	31,267	14,591	2,995	7,350	56,203
Investment securities held to maturity	200	—	—	—	200
Loans (1) (5)	81,800	107,113	56,596	55,668	301,177

Rate sensitive assets	$126,924	$121,704	$59,591	$63,018	$371,237

Liabilities:
Interest-bearing deposits:
Interest-bearing demand (2)	$4,572	$14,288	$38,291	$—	$57,151
Money market (3)	4,586	13,489	8,902	—	26,977
Savings (2)	2,814	8,795	23,569	—	35,178
Time deposits	29,920	81,527	54,502	—	165,949
Short-term borrowings	16,370	—	—	—	16,370
Other borrowings	—	2,000	1,000	10,963	13,963

Rate sensitive liabilities	$58,262	$120,099	$126,264	$10,963	$315,588

Interest sensitivity gap	$68,662	$1,605	$(66,673)	$52,055	$55,649
Cumulative gap	$68,662	$70,267	$3,594	$55,649
Cumulative gap to total assets	17.61%	18.02%	0.92%	14.27%

(1)	Loans are included in the earlier period in which interest rates are next scheduled to adjust or in which they are due. No adjustment has been made for scheduled repayments or for anticipated prepayments.
(2)	Interest-bearing demand deposits, Passbook savings and Statement savings are segmented based on the percentage of decay method. The decay rates used include 8% “90 days or less”, 25% “ >90 days but <1 year” and 67% “1-5 years.”
(3)	Money market deposits are segmented based on the percentage of decay method. The decay rates used include 17% “90 days or less”, 50% “>90 days but < 1 year” and 33% “1-5 years.”
(4)	Includes Federal Home Loan Bank and Atlantic Central Bankers Bank stock which is included in Other Assets on the Consolidated Financial Statements.
(5)	Does not include loans in nonaccrual status, deposit overdrafts, unposted items or deferred fees on loans.
(6)	Investments are included in the earlier period in which interest rates are next scheduled to adjust or in which they are due. Included are U.S. Government Agency step-up bonds characterized by having tiered interest rates over their life. Due to this feature these securities have been reallocated from their maturity date to their next step-up date. The specific impact of this policy by timeframe is as follows: “90 days or less” increased $3,978, “>90 days but < 1 year” increased $13,793, “1-5 years” decreased $10,877 and “>5 years” decreased $6,894.

As this report shows, the Company was in an asset sensitive position at September 30, 2006. This means that in the one year time frame there were more interest-sensitive assets than liabilities. Management believes that being asset sensitive in the current interest rate environment is acceptable and is looking at measures to move to a more balanced position when the yield curve begins to move to a more traditional scenario.

The second report used to monitor interest rate risk is the Interest Rate Shock Analysis. This tool attempts to determine the affect on income of various shifts in the interest rate environment. In particular, a shift of 200 basis points, or 2% in interest rates, is the industry standard. Given a downward shift of 200 basis points, net interest income would decrease by $1,151,000 or 7.2% while net income would decrease $786,000 or 13.0%. The results of a potential shift of 200 basis points in either direction are well within internal policy guidelines. If the results were not tolerable, our policy would determine that management should reallocate the Balance Sheet in order to maintain compliance with the policy. If interest rates were to immediately increase 200 basis points, the economic value of equity (EVE) would decline $2,637,000 or 6.0%. The economic value of equity is sometimes referred to as the present value of equity and is presented as one more statistic to monitor in managing interest rate risk.

ANALYSIS OF SENSITIVITY TO CHANGES IN MARKET INTEREST RATES

	100 basis points				200 basis points
	Up		Down		Up		Down
	Amount	%	Amount	%	Amount	%	Amount	%
Net interest income	$549	3.43%	$(560)	-3.49%	$1,022	6.38%	$(1,151)	-7.18%
Net income	$376	6.20%	$(383)	-6.32%	$701	11.56%	$(786)	-12.97%
EVE	$(806)	-1.83%	$732	1.66%	$(2,637)	-5.99%	$1,054	2.39%

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

PART II - OTHER INFORMATION

Item 1	-	Legal Proceedings

NONE

Item 1a.	-	Risk Factors

There were no material changes to the risk factors described in Item 1a. in Dimeco’s Annual Report on Form 10K for the period ended December 31, 2005.

Item 2	-	Unregistered Sales of Equity Securities and Use of Proceeds

	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs
7/1/06 to 7/31/06	—
8/1/06 to 8/31/06	—
9/01/06 to 9/30/06	8,000	$37.50	8,000

Total	8,000	$—	8,000	139,849

Item 3	-	Defaults upon Senior Securities

NONE

Item 4	-	Submissions of Matters to a Vote of Security Holders

NONE

Item 5	-	Other Information

NONE

Item 6	-	Exhibits

Form 8K - Report on October 24, 2006 - News Release of Registrant

Exhibit Number:

31.1	Certification Pursuant to 15 U.S.C. Section 10A, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2003

31.2	Certification Pursuant to 15 U.S.C. Section 10A, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2003

32	Certification Pursuant to 18 U.S.C. Section 1350

99	Report of Independent Registered Public Accounting Firm

The following exhibits are included in this Report or incorporated herein by reference:

3(i)	Articles of Incorporation of Dimeco, Inc.*

3(ii)	Amended Bylaws of Dimeco, Inc.****

10.1	2000 Independent Directors Stock Option Plan**

10.2	2000 Stock Incentive Plan***

10.3	Form of Salary Continuation Plan for Executive Officers****

*	Incorporated by reference to the Exhibit 3A to the Form S-4 (File No. 333-58936) filed with the Commission on February 26, 1993.
**	Incorporated by reference to Exhibit 99.1 to the Form S-8 (File No. 333-69420) filed with the Commission on September 14, 2002.
***	Incorporated by reference to Exhibit 99.1 to the Form S-8 (File No. 333-69416) filed with the Commission on September 14, 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused the report to be signed on its behalf by the undersigned, thereunto duly authorized.

DIMECO, INC.

Date: November 9, 2006	By:	/s/ Gary C. Beilman
Gary C. Beilman
President and Chief Executive Officer

Date: November 9, 2006	By:	/s/ Maureen H. Beilman
Maureen H. Beilman
Chief Financial Officer