Form 10-K
period 2006-12-31
DIMECO INC
filed 2007-03-22
CIK 898037

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2006

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was approximately $47 million as of June 30, 2006 based on the last sale ($35.87 per share) reported on the OTC Bulletin Board as of that date. Solely for purposes of this calculation, the term “affiliate” refers to all directors and executive officers of the registrant and all stockholders beneficially owning more than 5% of the registrant’s common stock.

As of March 1, 2007, there were issued and outstanding 1,527,842 shares of the registrant’s common stock.

DOCUMENTS INCORPORATED BY REFERENCE

1.	Portions of the Registrant’s Annual Report to Stockholders for the fiscal year ended December 31, 2006. (Part II)
2.	Portions of the Registrant’s definitive Proxy Statement for the 2007 Annual Meeting of Shareholders. (Part III)

DIMECO, INC.

ANNUAL REPORT ON FORM 10-K

for the fiscal year ended December 31, 2006

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

General

The Company, a Pennsylvania corporation, is a bank holding company headquartered in Honesdale, Pennsylvania. At December 31, 2006, the Company had total consolidated assets, deposits and stockholders’ equity of approximately $404 million, $338 million and $35 million, respectively. The Company’s principal business is to serve as a holding company for its wholly-owned subsidiary, The Dime Bank (the “Bank”).

The Bank is a Pennsylvania-chartered commercial bank, originally organized in 1905. The Bank provides a comprehensive range of lending, depository and financial services to individuals and small to medium-sized businesses. The Bank’s deposit services range from traditional time, demand, and savings deposit accounts to sophisticated cash management products, including electronic banking and commercial sweep accounts. The Bank’s lending services include secured and unsecured commercial, real estate and consumer loans. The Bank also operates a trust department and an investment department which had $68 million in client assets under management at December 31, 2006. The Bank conducts business from five branch offices, located in Honesdale, Hawley, Damascus, Greentown and Dingmans Ferry, Pennsylvania, as well as maintaining two off-site ATM machines each located in Honesdale and Hawley, Pennsylvania and an Operations Center in Honesdale, Pennsylvania. The Bank maintains a website at www.thedimebank.com.

In 2005, the Bank formed a 100% owned subsidiary, TDB Insurance Services, LLC in order to offer title insurance services in conjunction with the Bank’s lending function.

Competition

The Bank is one of many financial institutions serving its principal market area, which includes Wayne and Pike Counties, Pennsylvania and Sullivan County, New York. Such market areas are approximately 90 miles west of New York City. Pike County, Pennsylvania is one of the fastest growing counties in Pennsylvania. The competition for deposit products comes primarily from other insured financial institutions such as commercial banks, thrift institutions, credit unions, and multi-state regional banks in the Company’s market area. Based on data compiled by the FDIC as of June 30, 2006 (the latest date for which such information is available), the Bank had the largest share of FDIC-insured deposits in Wayne County with approximately 22% and the fifth largest share of FDIC-insured deposits in Pike County with approximately 11%. This data does not reflect deposits held by credit unions with which the Bank also competes. Deposit competition also includes a number of insurance products sold by local agents and investment products such as mutual funds and other securities sold by local and regional brokers. Loan competition varies depending upon market conditions and comes from other insured financial institutions such as commercial banks, thrift institutions, credit unions, multi-state regional banks, and mortgage brokers.

Lending Activities

General. The principal lending activity of the Bank is the origination of commercial real estate loans, residential mortgage loans, commercial and industrial loans, installment loans, and, to a lesser extent, construction and development loans, home equity loans, and agricultural loans. Generally, loans are originated in the Company’s primary market area of Pike and Wayne Counties, Pennsylvania and Sullivan County, New York. Substantially all of the Bank’s borrowers are located in these counties and would be expected to be affected by economic and other conditions in this area. In addition, the Company had $61 million of loans granted to summer camps and recreational facilities in the northeastern United States. This amount of loans constitutes approximately 20% of the loan portfolio. The Company does not believe that there are any other concentrations of loans or borrowers exceeding 10% of total loans.

Analysis of Loan Portfolio. Set forth below is selected data relating to the composition of the Bank’s loan portfolio by type of loan on the dates indicated. Prior period information has been reclassified to agree with current year presentation.

	At December 31,
(Dollars in thousands)	2006		2005		2004		2003		2002
	$	%	$	%	$	%	$	%	$	%
	(Dollars in thousands)
Loans secured by real estate:
Construction and development	$3,733	1.2%	$3,771	1.3%	$662	0.3%	$396	0.2%	$111	0.1%
Mortgage loans secured by farmland	1,775	0.6	1,879	0.7	1,786	0.7	1,644	0.7	1,978	1.1
Commercial loans-secured by non-farm, non-residential properties	170,910	56.0	157,076	55.4	133,259	52.7	112,443	51.3	88,960	47.5
Secured by 1-4 family residential properties:
Home equity lines of credit	4,218	1.4	2,535	0.9	1,820	0.7	1,367	0.6	1,402	0.7
Mortgage loans	64,188	21.0	54,682	19.2	53,026	20.9	50,986	23.2	48,980	26.1
Commercial and industrial loans	38,502	12.6	41,289	14.6	41,795	16.5	32,200	14.7	28,374	15.1
Installment loans	16,258	5.3	17,895	6.3	17,517	6.9	18,968	8.6	16,218	8.7
Other loans:
Agriculture	1,132	0.4	858	0.3	606	0.2	465	0.2	700	0.4
Other	4,575	1.5	3,577	1.3	2,674	1.1	1,140	0.5	638	0.3

Total loans	$305,291	100.0%	$284,562	100.0%	$253,141	100.0%	$219,609	100.0%	$187,361	100.0%

Loans held for sale	$—		$211		$112		$654		$1,195

Loan Maturity. The following table sets forth the maturities for selected categories of the Bank’s loan portfolio at December 31, 2006. The table does not include prepayments or scheduled principal repayments. All loans are shown as maturing based on contractual maturities. Demand loans and loans having no stated maturity are shown as due within one year.

(In thousands)	Due Within 1 year	Due after 1 through 5 years	Due after 5 years	Total
Commercial & agricultural real estate	$11,168	$8,521	$152,996	$172,685
Commercial & industrial, and agricultural	15,059	11,132	13,443	39,634
Construction and development	3,274	459	—	3,733

Total	$29,501	$20,112	$166,439	$216,052

The following table sets forth the dollar amount as of December 31, 2006 of selected categories of the Company’s loans due more than one year after December 31, 2006, which are based upon fixed interest rates or floating or adjustable interest rates.

(In thousands)	Fixed Rates	Variable Rate	Total
Commercial & agricultural real estate	$10,013	$151,504	$161,517
Commercial & industrial, and agricultural	8,384	16,191	24,575
Construction and development	314	145	459

Total	$18,711	$167,840	$186,551

Commercial Real Estate and Farmland Loans. The commercial real estate loan portfolio consists of loans secured primarily by children’s recreational summer camps, retail stores, restaurants, resorts, investment real estate, and manufacturing facilities. The Bank also makes loans secured by farmland. Loans secured by commercial property or farmland may be originated in amounts up to 80% of the lower of the appraised value or purchase price, for a maximum term of 20 years. The Bank has a concentration of commercial real estate loans that are secured by summer camps and recreational facilities for children in the Northeastern United States; these loans are generally adjustable-rate loans, with terms of up to 20 years, with the rate tied to the prime interest rate. At December 31, 2006, $61 million of the loan portfolio consisted of loans to these summer camps and recreational facilities for children.

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

Fixed-rate loans are generally underwritten in accordance with FreddieMac guidelines. Currently, loans underwritten in accordance with FreddieMac guidelines are generally sold in the secondary market. However, the number of saleable loans could vary materially as a result of market conditions. Fixed-rate loans which are held in portfolio are underwritten in accordance with FreddieMac credit guidelines but occasionally may not conform in relation to property guidelines. At December 31, 2006, $32 million of the Bank’s residential real estate loan portfolio consisted of long-term, fixed-rate first mortgage loans.

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

Home equity term loans are written for terms of one to 15 years with fixed rates of interest. The Bank also offers revolving home equity lines of credit with variable interest rates tied to the New York prime rate. These lines allow for a ten year draw period followed by a ten year repayment period. Both types of home equity loans are typically based upon the lower of 80% of the collateral value or $100,000.

Commercial and Industrial Loans. Commercial and industrial loans consist of equipment, accounts receivable, inventory, lines of credit, and other business purpose loans. Such loans are generally originated in amounts up to 75% of the appraised value of the business asset and are secured by either the underlying collateral and/or by the personal guarantees of the borrower. Commercial and industrial loans are generally made at rates which adjust above the prime interest rate and generally mature in 5 to 10 years.

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

Installment Loans. The installment loan portfolio includes various types of secured and unsecured consumer loans including automobile, education, and recreational vehicle loans. The Bank originates loans directly and indirectly through local automobile and recreational vehicle dealerships. These loans generally have terms of one to five years, generally at fixed rates of interest. The interest rates range between 1.70% for loans that are secured by deposits to 15.25% for loans that are unsecured, with an average interest rate of approximately 8.89%. The installment loan portfolio includes approximately $10 million of new and used automobile and recreational vehicle loans. These loans are originated in amounts up to 90% of the purchase price of the vehicle.

Consumer installment lending may entail greater risk than residential mortgage loans, particularly in the case of consumer loans that are unsecured or secured by assets, such as automobiles or recreational vehicles, which depreciate rapidly. Repossessed collateral for a defaulted consumer loan may not be sufficient for repayment of the outstanding loan, and the remaining deficiency may not be collectible. Indirect lending exposes us to additional risk in that we must rely on the dealer to provide accurate information to us and accurate disclosures to the borrowers.

Loans Held For Sale. The Bank holds as available for sale certain residential mortgage loans. These loans conform to FreddieMac guidelines and are readily saleable in the secondary market. The Bank services such loans and is generally not liable for these loans, since they are sold on a non-recourse basis. At December 31, 2006, no loans were classified as held for sale.

Loan Solicitation and Processing. The Bank has established various lending limits for its officers and also maintains a loan committee. The loan committee is comprised of the President, Senior Lending Officer and other Bank officers. The loan committee has the authority to approve all loans up to $500,000. Requests in excess of this limit must be submitted to the Board of Directors’ Loan Committee for approval. Additionally, the President, and Senior Lending Officer each has the authority to approve secured loans up to $200,000, and unsecured loans up to $100,000. Loan officers generally have the authority to approve secured loans between $30,000 and $150,000 and unsecured loans between $15,000 and $50,000. Notwithstanding individual lending authority, certain loan policy exceptions must be submitted to the loan committee for approval.

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

Loan Commitments. The Bank generally grants commitments to fund fixed-rate and adjustable-rate, single-family mortgage loans for periods of 60 days at a specified term and interest rate. The total amount of its commitments to extend credit as of December 31, 2006 was $5 million.

Nonperforming Assets

The following table identifies nonperforming loans including nonaccrual loans and past due loans which were accruing but contractually past due 90 days or more. Renegotiated loans are those which terms have been renegotiated to provide a reduction or deferral of principal or interest as a result of the deteriorating position of the borrower and constitute troubled debt restructurings under Financial Accounting Standard (“FAS”) No. 15. At December 31, 2006, the Bank had no impaired loans within the meaning of FAS No. 114, as amended by FAS No. 118.

	At December 31,
(Dollars in thousands)	2006	2005	2004	2003	2002
Loans accounted for on a nonaccrual basis:
Mortgage loans	$366	$487	$189	$2,269	$467
Commercial and industrial, and agricultural	15	—	22	17	62
Installment	45	39	50	78	73

Total	426	526	261	2,364	602

Accruing loans which are contractually past due 90 days or more:
Mortgage loans	184	209	244	113	55
Commercial and industrial, and agricultural	99	11	10	57	10
Installment	7	59	39	5	27

Total	290	279	293	175	92
Renegotiated loans	—	—	461	482	498

Total nonperforming loans	716	805	1,015	3,021	1,192
Other real estate owned	—	—	—	—	—

Total nonperforming assets	$716	$805	$1,015	$3,021	$1,192

Non-performing loans as a percent of total loans	0.23%	0.28%	0.40%	1.38%	0.64%

Non-performing assets as a percent total assets	0.18%	0.22%	0.31%	0.99%	0.43%

Nonaccrual loans increased by $1,802,000 in 2003 as a result of the foreclosure of assets associated with a large commercial loan which was subsequently sold in 2004.

Interest income of $38,000 would have been recognized on nonaccrual during 2006 if they had been performing in accordance with their original terms. We recognized no income on such loans during 2006.

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

Potential Problem Loans. As of December 31, 2006, there were no loans not disclosed above, where known information about possible credit problems of borrowers caused management to have serious doubts as to the ability of such borrowers to comply with the present loan repayment terms.

Classified Assets. Management, in compliance with regulatory guidelines, has instituted an internal loan review program, whereby weaker credits are classified as special mention, substandard, doubtful or loss. When a loan is classified as substandard or doubtful, management is required to establish a valuation reserve for loan losses in an amount that is deemed prudent. When management classifies a loan as a loss asset, a reserve equal to 100% of the loan balance is required to be established or the loan is to be charged-off. The allowance for loan losses is composed of an allowance for both inherent risk associated with lending activities and particular problem assets.

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

The following table sets forth the Bank’s classified assets in accordance with its classification system.

	At December 31,
(In thousands)	2006	2005	2004	2003	2002
Special mention	$8,955	$5,685	$1,862	$2,603	$5,039
Substandard	6,964	1,831	4,071	2,263	1,896
Doubtful	965	1,049	—	—	—
Loss	—	—	—	—	—

Total	$16,884	$8,565	$5,933	$4,866	$6,935

The dollar amount of loans included in these categories increased in 2006 due to loan review suggestions regarding cash flow projections alone rather than including collateral value as a source of repayment. Management has evaluated each loan included in the categories above and has determined that although we agree with the cash flow analysis as performed, several of these loans have strong personal guarantees along with collateral value that would be sufficient to pay off the principal loan balance in case of default. There has been no performance problems related to those loans in the past.

Allowance for Loan Losses

For a description of the Company’s methodology for determining the allowance for loan losses, see Note 1 of the Notes to Consolidated Financial Statements and page 17 of the Management’s Discussion and Analysis.

Due to the credit quality of loans in 2006, the Bank did not see a high level of charge-offs as compared to previous years. The delinquency level was at or below 1.0% for the majority for the year, ending the year at .71% of total loans. Loans charged-off in 2005 were significantly less than in recent years and were substantially offset by recoveries of previously charged off loans including recovery of a large commercial real estate credit, resulting in a low amount of net loans charged off in 2005. In 2003 and 2004, the Bank experienced higher than average loan charge-offs related to one borrower. The remaining loans from this borrower were held in nonaccrual status at December 31, 2003 and were subsequently charged down and the property acquired through foreclosure and sold in 2004.

The following table presents a breakdown by loan category of the allowance for loan losses:

	At December 31,
	2006		2005		2004		2003		2002
(Dollars in thousands)	Amount	Percent of Loans to Total Loans	Amount	Percent of Loans to Total Loans	Amount	Percent of Loans to Total Loans	Amount	Percent of Loans to Total Loans	Amount	Percent of Loans to Total Loans
Commercial and industrial, and agricultural	$798	14.5%	$604	16.1%	$586	17.8%	$533	15.4%	$383	15.8%
Construction and Development	—	1.2	—	1.3	—	0.3	1	0.2	1	0.1
Mortgage	3,433	79.0	3,079	76.1	2,269	74.8	2,110	75.5	1,993	75.4
Installment	238	5.3	200	6.5	317	7.1	370	8.9	245	8.7
Unallocated	—	0.0	—	0.0	—	0.0	—	0.0	196	0.0

Total	$4,469	100.0%	$3,973	100.0%	$3,172	100.0%	$3,014	100.0%	$2,818	100.0%

Investment Activities

The Bank is required by federal banking regulators to maintain an adequate level of liquid assets which may be invested in specified short-term securities and certain other investments. The level of liquid assets varies depending upon several factors, including: (i) the yields on investment alternatives, (ii) management’s judgment as to the attractiveness of the yields then available in relation to other opportunities, (iii) expectation of future yield levels, and (iv) management’s projections as to the short-term demand for funds to be used in loan origination and other activities. Investment securities are classified at the time of purchase, based upon management’s intentions and abilities, as securities held to maturity or securities available for sale. Management has for several years maintained all current investment purchases in the available for sale category in order to have the ability to liquidate the investment with no accounting ramifications. It is not our intent to sell these securities, we do expect to hold them until maturity, but have classified them as available for sale in order to have the ability to sell them if the need arises without accounting reclassification. Securities classified as available for sale are adjusted to market value with the offset booked as an adjustment to stockholders’ equity. Debt securities classified as held to maturity are those which management purchased with the intent and ability to hold to maturity and are stated at cost and adjusted for amortization of premium and accretion of discount, which are computed using the interest method and recognized as adjustments of interest income. Equity securities are classified as available for sale when purchased.

Current regulatory and accounting guidelines regarding investment securities (including mortgage-backed securities) require the Bank to categorize securities as “held to maturity,” “available for sale” or “trading.” As of December 31, 2006, the Registrant had no securities classified as “held to maturity” and had securities in the amount of $67 million classified as “available for sale” with no securities classified as “trading.” Securities classified as “available for sale” are reported for financial reporting purposes at the fair market value with net changes in the market value from period to period included as a separate component of stockholders’ equity, net of income taxes. At December 31, 2006, the Registrant’s securities available for sale had an amortized cost and market value of $67 million each. Changes in market value in the Registrant’s available for sale portfolio reflect normal market conditions and vary, either positively or negatively, based primarily on changes in general levels of market interest rates relative to the yields of the portfolio. Changes in the market value of securities available for sale do not affect the Company’s income. In addition, changes in the market value of securities available for sale do not affect the Bank’s regulatory capital requirements or its loan-to-one borrower limit.

At December 31, 2006, the Company’s investment portfolio policy allowed investments in instruments such as: (i) U.S. Treasury obligations; (ii) U.S. federal agency or federally sponsored agency obligations; (iii) obligations of state and political subdivisions; (iv) mortgage-backed securities; (v) banker’s acceptances; (vi) certificates of deposit; and (vii) investment grade corporate bonds and commercial paper. The Board of Directors may authorize additional investments.

Investment Portfolio. The following table sets forth the carrying value of the investment securities portfolio at the dates indicated.

	At December 31,
(In thousands)	2006	2005	2004
Available-for-Sale:

U.S. Government agency securities	$15,841	$22,573	$18,303
Mortgage-backed securities	4,505	1,914	92
Obligations of state and political subdivisions	9,026	6,225	5,224
Corporate securities	2,742	1,171	6,294
Commercial paper	34,774	21,971	25,459
Equity Securities	378	275	290

Total	$67,266	$54,129	$55,662

Held to Maturity:
Obligations of states and political subdivisions	$—	$199	$198

Investment Portfolio Maturities. The following table sets forth certain information regarding the carrying values, weighted average yields and maturities of the Registrant’s investment and mortgage-backed securities portfolio at December 31, 2006. The following table does not take into consideration the effects of scheduled repayments of mortgage-backed securities or the effects of possible prepayments. Securities held in the Available for Sale category are carried at their market value.

	At December 31, 2006
	One Year or Less		One to Five Years		Five to Ten Years		More than Ten Years		Total Investment Securities
(Dollars in thousands)	Carrying Value	Average Yield	Carrying Value	Average Yield	Carrying Value	Average Yield	Carrying Value	Average Yield (1)	Carrying Value	Average Yield
Available for Sale:
U.S. Government agencies	$—	—	$9,913	4.31%	$2,946	4.03%	$2,982	4.38%	$15,841	4.27%
Mortgage-backed securities	—	—	—	—	788	4.18%	3,717	5.28%	4,505	5.08%
Obligations of state and political subdivisions	98	3.26%	782	6.49%	2,288	6.04%	5,858	6.07%	9,026	6.06%
Corporate	1,500	5.40%	1,242	6.83%	—	—	—	—	2,742	6.05%
Commercial paper	34,774	5.43%	—	—	—	—	—	—	34,774	5.43%
Equity securities	—	—	—	—	—	—	378	3.31%	378	3.31%

Total	$36,372	5.42%	$11,937	4.71%	$6,022	4.80%	$12,935	5.39%	$67,266	5.23` %

(1)	Weighted average yields have been computed on a taxable equivalent basis assuming a federal income tax rate of 34%.

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

Deposits. The Bank offers a variety of deposit accounts, although a majority of deposits are in fixed-term, market-rate certificate accounts. Deposit account terms vary, primarily as to the required minimum balance amount, the amount of time that the funds must remain on deposit and the applicable interest rate. In 2004, the Bank joined the Promontory Interfinancial Network, gaining the ability to offer customers certificates of deposit with FDIC insurance coverage up to $30 million through its Certificate of Deposit Account Registry Service (“CDARS). Our customers’ funds are reciprocated in the network with funds from other banks, with no bank having total customer deposits at the current maximum FDIC coverage limit of $100,000. The Bank is the only point of contact for the customer. Any deposits placed through this network are classified as brokered certificates of deposit. The Bank had $5 million of deposits in the program at December 31, 2006.

Jumbo Certificates of Deposit. The following table shows the amount (in thousands) of the Bank’s certificates of deposit of $100,000 or more by time remaining until maturity as of December 31, 2006:

Maturity Period	Certificates of Deposit
Within three months	$18,855
Four through six months	21,898
Seven through twelve months	17,078
Over twelve months	13,232

Total	$71,063

Borrowings. The Bank may obtain advances from the Federal Home Loan Bank (“FHLB”) of Pittsburgh to supplement its supply of lendable funds. Advances from the FHLB of Pittsburgh are typically secured by a pledge of the Bank’s stock in the FHLB of Pittsburgh and a portion of the Bank’s first mortgage loans and certain other assets. Each FHLB credit program has its own interest rate, which may be fixed or variable, and range of maturities. The Bank, if the need arises, may also access the Federal Reserve Bank discount window to supplement its supply of lendable funds and to meet deposit withdrawal requirements. The Bank has offered securities sold with agreements to repurchase to larger commercial customers and had balances of $13 million at December 31, 2006. These arrangements are not deposits within the definition of the FDIC and therefore do not qualify for FDIC insurance. To collateralize these liabilities, the Bank has pledged securities with amortized cost and market value of $18 million at December 31, 2006.

The following table sets forth information concerning short-term FHLB advances and securities sold under agreements to repurchase during the periods indicated. There were no short-term FHLB advances outstanding at December 31, 2006.

	At or For the Years Ended December 31,
(in Thousands)	2006	2005	2004
Average outstanding	$15,733	$14,855	$13,142
Maximum amount outstanding at any month-end during the year	21,191	20,204	16,087
Weighted average interest rate during the year	2.36%	1.40%	0.98%

Total short-term borrowings at year end	$12,705	$12,954	$12,033
Weighted average interest rate at year end	2.64%	2.97%	1.22%

Trust and Financial Services Activities

The Bank operates a Trust Department and an Investment Department. These departments provide estate planning, investment management and financial planning to customers. At December 31, 2006, the Bank had $68 million of assets under management, of which $60 million is non-discretionary with no investment authority.

Personnel

As of December 31, 2006, the Registrant had 96 full-time employees and 29 part-time employees. The employees are not represented by a collective bargaining unit. The Registrant believes its relationship with its employees to be satisfactory.

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

Financial Activities. Provisions of the Gramm-Leach-Bliley Act, which became effective in March 2001, permit greater affiliation among banks, securities firms, insurance companies, and other companies under a new type of financial services company known as a “financial holding company.” A financial holding company essentially is a bank holding company with significantly expanded powers. Financial holding companies are authorized by statute to engage in a number of financial activities previously impermissible for bank holding companies, including: (i) securities underwriting, dealing and market making; (ii) sponsoring mutual funds and investment companies; (iii) insurance underwriting and agency; and (iv) merchant banking activities. The Gramm-Leach-Bliley Act also permits the Federal Reserve and the Treasury Department to authorize additional activities for financial holding companies if they are “financial in nature” or “incidental” to financial activities. A bank holding company may become a financial holding company if each of its subsidiary banks is well capitalized, well managed, and has at least a “satisfactory” CRA rating. A financial holding company must provide notice to the Federal Reserve within 30 days after commencing activities previously determined by statute or by the Federal Reserve and Department of the Treasury to be permissible. The Company has not submitted notice to the Federal Reserve to become a financial holding company.

Regulatory Capital Requirements. The Federal Reserve has adopted capital adequacy guidelines under which it assesses the adequacy of capital in examining and supervising a bank holding company and in analyzing applications to it under the Bank Holding Company Act. The Federal Reserve’s capital adequacy guidelines are similar to those imposed on the Bank by the Federal Deposit Insurance Corporation (“FDIC”). See “Regulation of the Bank—Regulatory Capital Requirements.”

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

Federal Deposit Insurance. The FDIC is an independent federal agency that insures the deposits, up to prescribed statutory limits, of federally insured banks and savings institutions and safeguards the safety and soundness of the banking and savings industries. The FDIC previously administered two separate insurance funds, the Bank Insurance Fund, which generally insured commercial bank and state savings bank deposits, and the Savings Association Insurance Fund, which generally insured savings association deposits. The Bank was a member of the Bank Insurance Fund.

The FDIC was authorized to establish separate annual deposit insurance assessment rates for members of the Bank Insurance Fund and the Savings Association Insurance Fund, and to increase assessment rates if it determined such increases were appropriate to maintain the reserves of either insurance fund. In addition, the FDIC was authorized to levy emergency special assessments on Bank Insurance Fund and Savings Association Insurance Fund members. The FDIC’s deposit insurance premiums were assessed through a risk-based system under which all insured depository institutions are placed into one of nine categories and assessed insurance premiums based upon their level of capital and supervisory evaluation, with the assessment rate for most institutions set at 0%.

Under the Federal Deposit Insurance Reform Act of 2005, which was signed into law on February 15, 2006: (i) the Bank Insurance Fund and the Savings Association Insurance Fund were merged into a new combined fund, to be called the Deposit Insurance Fund effective March 31, 2006, (ii) the current $100,000 deposit insurance coverage will be indexed for inflation (with adjustments every five years, commencing January 1, 2011); and (iii) deposit insurance coverage for retirement accounts has been increased to $250,000 per participant subject to adjustment for inflation. The FDIC has been given greater latitude in setting the assessment rates for insured depository institutions, which could be used to impose minimum assessments.

The FDIC is authorized to set the reserve ratio for the Deposit Insurance Fund annually at between 1.15% and 1.5% of estimated insured deposits. If the Deposit Insurance Fund’s reserves exceed the designated reserve ratio, the FDIC is required to pay out all or, if the reserve ratio is less than 1.5%, a portion of the excess as a dividend to insured depository institutions based on the percentage of insured deposits held on December 31, 1996 adjusted for subsequently paid premiums. Insured depository institutions that were in existence on December 31, 1996 and paid assessments prior to that date (or their successors) are entitled to a one-time credit against future assessments based on their past contributions to the BIF or SAIF.

Pursuant to the Reform Act, the FDIC has determined to maintain the designated reserve ratio at its current 1.25%. The FDIC has also adopted a new risk-based premium system that provides for quarterly assessments based on an insured institution’s ranking in one of four risk categories based on their examination ratings and capital ratios. Beginning in 2007, well-capitalized institutions with the CAMELS ratings of 1 or 2 will be grouped in Risk Category I and will be assessed for deposit insurance at an annual rate of between five and seven basis points with the assessment rate for an individual institution to be determined according to a formula based on a weighted average of the institution’s individual CAMEL component ratings plus either five financial ratios or the average ratings of its long-term debt. Institutions in Risk Categories II, III and IV will be assessed at annual rates of 10, 28 and 43 basis points, respectively. The Bank anticipates that it will be able to offset its deposit insurance premium for 2007 with the special assessment credit.

In addition, all institutions with deposits insured by the FDIC are required to pay assessments to fund interest payments on bonds issued by the Financing Corporation, an agency of the Federal government established to recapitalize the predecessor to the Savings Association Insurance Fund. These assessments will continue until the Financing Corporation bonds mature in 2017.

Regulatory Capital Requirements. The FDIC has promulgated capital adequacy requirements for state-chartered banks that, like the Bank, are not members of the Federal Reserve System. At December 31, 2006, the Bank exceeded all regulatory capital requirements and was classified as “well capitalized.”

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

The Bank is also subject to minimum capital requirements imposed by the Pennsylvania Department of Banking on Pennsylvania-chartered depository institutions. Under the Pennsylvania Department of Banking’s capital regulations, a Pennsylvania bank or savings bank must maintain a minimum leverage ratio of Tier 1 capital (as defined under the FDIC’s capital regulations) to total assets of 4%. In addition, the Pennsylvania Department of Banking has the supervisory discretion to require a higher leverage ratio for any institutions based on the institution’s substandard performance in any of a number of areas. The Bank was in compliance with both the FDIC and the Pennsylvania Department of Banking capital requirements as of December 31, 2006.

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

As a member, it is required to purchase and maintain stock in the Federal Home Loan Bank of Pittsburgh in an amount equal to 0.7% of its aggregate unpaid residential mortgage loans, home purchase contracts or similar obligations at the beginning of each year and 4.7% of its outstanding advances from the Federal Home Loan Bank. At December 31, 2006, the Bank was in compliance with this requirement.

Federal Reserve System. The Federal Reserve requires all depository institutions to maintain non-interest bearing reserves at specified levels against their transaction accounts (primarily checking and NOW accounts) and non-personal time deposits. The balances maintained to meet the reserve requirements imposed by the Federal Reserve may be used to satisfy the liquidity requirements that are imposed by the Department. At December 31, 2006, the Bank met its reserve requirements.

Loans to One Borrower. Under Pennsylvania law, commercial banks have, subject to certain exemptions, lending limits to one borrower in an amount equal to 15% of the institution’s capital accounts. Pursuant to the national bank parity provisions of the Pennsylvania Banking Code, the Bank may also lend up to the maximum amounts permissible for national banks, which are allowed to make loans to one borrower of up to 25% of capital and surplus in certain circumstances. An institution’s capital account includes the aggregate of all capital, surplus, undivided profits, capital securities and general reserves for loan losses. As of December 31, 2006, loans-to-one borrower limitation was $5.6 million and the Bank was in compliance with such limitation.

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

As of December 31, 2006, our allowance for loan losses was $4,469,000, which represented 1.46% of outstanding loans. At such date, we had 34 nonperforming loans totaling $716,000. We actively manage our nonperforming loans in an effort to minimize credit losses. Although management believes that its allowance for loan losses is adequate, there can be no assurance that the allowance will prove sufficient to cover future loan losses. Further, although management uses the best information available to make determinations with respect to the allowance for loan losses, future adjustments may be necessary if economic conditions differ substantially from the assumptions used or adverse developments arise with respect to our non-performing or performing loans. Material additions to our allowance for loan losses would result in a decrease in our net income and capital, and could have a material adverse effect on our financial condition and results of operations.

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

In addition to the financial strength and cash flow characteristics of the borrower in each case, we often secure our loans with real estate collateral. As of December 31, 2006, approximately 80% of our loans had real estate as a primary, secondary or tertiary component of collateral. Real estate values and real estate markets are generally affected by, among other things, changes in national, regional or local economic conditions, fluctuations in interest rates and the availability of loans to potential purchasers, changes in tax laws and other governmental statutes, regulations and policies, and acts of nature. The real estate collateral in each case provides an alternate source of repayment in the event of default by the borrower. If real estate prices in our markets decline, the value of the real estate collateral securing our loans could be reduced. If we are required to liquidate the collateral securing a loan during a period of reduced real estate values to satisfy the debt, our earnings and capital could be adversely affected.

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

At December 31, 2006, our lending limit per borrower was approximately $5.6 million, or approximately 15.8% of our capital accounts. Accordingly, the size of loans that we can offer to potential borrowers is less than the size of loans that many of our competitors with larger capitalization are able to offer. We may engage in loan participations with other banks for loans in excess of our legal lending limits. However, there can be no assurance that such participations will be available at all or on terms which are favorable to us and our customers.

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

As of December 31, 2006, our directors and executive officers beneficially owned 292,637 shares, or approximately 18.3% of our common stock, including options to purchase approximately 66,750 shares, in the aggregate, of our common stock at exercise prices ranging from $13.00 to $35.95 per share. Because of the large percentage of stock held by our directors and executive officers and other significant shareholders, these persons could influence the outcome of any matter submitted to a vote of our shareholders.

We may issue additional shares of common stock, which may dilute the ownership and voting power of our shareholders and the book value of our common stock.

We are currently authorized to issue up to 5,000,000 shares of common stock of which 1,527,842 (as of March 1, 2007) shares are currently outstanding. Our Board of Directors has authority, without action or vote of the shareholders, to issue all or part of the authorized but unissued shares. In addition, a total of 112,636 shares of common stock have been reserved for issuance under options outstanding on December 31, 2006, all of which were exercisable and had exercise prices ranging from $13.00 to $35.95. Any such issuance will dilute the percentage ownership interest of shareholders and may further dilute the book value of our common stock.

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

As directed by Section 404 of the Sarbanes-Oxley Act, the SEC adopted rules requiring public companies to include a report of management on the company’s internal control over financial reporting in their annual reports on Form 10-K that contains an assessment by management of the effectiveness of the company’s internal control over financial reporting. This requirement becomes applicable to us beginning with our annual report on Form 10-K for the fiscal year ending December 31, 2007. In addition, in the future, the public accounting firm auditing the company’s financial statements must attest to and report on management’s assessment of the effectiveness of the company’s internal control over financial reporting. This requirement is first applicable to our annual report on Form 10-K for fiscal 2008 and for all future annual reports. The costs associated with the implementation of this requirement, including documentation and testing, have not been estimated by us. If we are ever unable to conclude that we have effective internal control over financial reporting or, if our independent auditors are unable to provide us with an unqualified report as to the effectiveness of our internal control over financial reporting for any future year-ends as required by Section 404, investors could lose confidence in the reliability of our financial statements, which could result in a decrease in the value of our securities.

Item 1B.	Unresolved Staff Comments

Not applicable.

Item 2.	Properties

The Company operates from its main office, an operational center, and four branch offices, as described in “Item 1. Business.” All offices are owned except for two branch offices and the Operations Center. The leases have initial terms of between 5-20 years, with renewal options for additional years. The following table sets forth certain information regarding our offices:

	Year Opened	Owned or Leased		Book Value at 12/31/06
Main Office:
820 Church Street	1985	Owned		$1,492,000
Honesdale, PA

Branch Offices:
309 Main Avenue	1988	Owned		$940,000
Hawley, PA

Route 371	1995	Leased	(1)	$31,000
Damascus, PA

Route 507	1997	Leased	(2)	$449,000
Greentown, PA

Route 739
Dingmans Ferry, PA	2004	Owned		$1,052,000

Operations Center		Leased	(3)
120 Sunrise Avenue Honesdale, PA	1998			$512,000

(1)	Lease expires 2015 with 15 year renewal option.
(2)	Lease expires 2007 with 15 year renewal option.
(3)	Lease expires 2008 with 10 year renewal option.

Item 3.	Legal Proceedings

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

(a) Market for Common Equity. The Information relating to the market for Registrant’s common equity and related stockholder matters appears under “Market Prices of Stock/Dividends Paid” in the Registrant’s Annual Report to Shareholders for the fiscal year ended December 31, 2006 (“Annual Report”) which is filed as Exhibit 13 hereto and is incorporated herein by reference. During the period covered by this report, the Company did not sell any equity securities that were not registered under the Securities Act of 1933.

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

Dimeco’s management is responsible for establishing and maintaining effective disclosure controls and procedures, as defined under Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934. As of December 31, 2006, an evaluation was performed under the supervision and with the participation of management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Registrant’s disclosure controls and procedures as of December 31, 2006. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Registrant’s disclosure controls and procedures were effective as of that date in ensuring material information required to be disclosed in this Annual Report on 10-K was recorded, processed, summarized, and reported on a timely basis. Additionally, there were no changes in the Registrant’s internal control over financial reporting that occurred during the quarter ended December 31, 2006 that have materially affected, or are reasonably likely to materially affect, the Registrant’s internal control over financial reporting.

Item 9B.	Other Information

Not applicable.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Other information required under this item is incorporated herein by reference to the Proxy Statement for the 2007Annual Meeting of Shareholders (the “Proxy Statement”) contained under the sections captioned “Section 16(a) Beneficial Ownership Reporting Compliance,” “Proposal I — Election of Directors”, and “Corporate Governance.”

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

The information required by this item is incorporated by reference to the Proxy Statement contained under the sections captioned “Executive Compensation” and “Director Compensation.”

Item 12.	Security Ownership of Certain Beneficial Owners and Management

(a)	Security Ownership of Certain Beneficial Owners

Information required by this item is incorporated herein by reference to the section captioned “Principal Holders of our Common Stock” of the Proxy Statement.

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

(d)	Securities Authorized for Issuance Under Equity Compensation Plans

Set forth below is information as of December 31, 2006 with respect to compensation plans under which equity securities of the Registrant are authorized for issuance.

EQUITY COMPENSATION PLAN INFORMATION

	(a)	(b)	(c)
	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by shareholders:
2000 Independent Directors Stock Option Plan	23,496	$21.04	4
2000 Stock Incentive Plan	89,140	$20.33	2,000
Equity compensation plans Not approved by shareholders	—	—	—

TOTAL	112,636	$20.48	2,004

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this item is incorporated herein by reference to the sections captioned “Related Party Transactions” And “Corporate Governance — Director Independence” in the Proxy Statement.

Item 14.	Principal Accounting Fees and Services

The information called for by this item is incorporated herein by reference to the section entitled “Ratification of Independent Auditors” in the Proxy Statement.

Part IV

Item 15.	Exhibits, Financial Statement Schedules

(a)	The following documents are filed as a part of this report:

(1) The consolidated balance sheet of Dimeco, Inc. as of December 31, 2006 and 2005 and the related consolidated statements of income, changes in stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2006, together with the related notes and the independent auditors’ report of S.R. Snodgrass, A.C., independent certified public accountants for the three years ended December 31, 2006.

(2) Schedules omitted as they are not applicable.

(3) The following exhibits are included in this Report or incorporated herein by reference:

3(i)	Articles of Incorporation of Dimeco, Inc., as amended *

3(ii)	Amended Bylaws of Dimeco, Inc.**

10.1†	2000 Independent Directors Stock Option Plan***

10.2†	2000 Stock Incentive Plan****

10.3†	Form of Salary Continuation Plan for Executive Officers**

10.4†	Change in Control Severance Agreement with Gary C. Beilman

10.5†	Change in Control Severance Agreement with Maureen H. Beilman

10.6†	Change in Control Severance Agreement with Peter Bochnovich

13	Annual Report to Shareholders for the fiscal year ended December 31, 2006

14	Code of Ethics for Principal Executive Officers and Senior Financial Officers *****

21	Subsidiaries of the Registrant

23	Consent of S.R. Snodgrass, A.C.

31.1	Rule 13a-14(a)/15d-14(a) Certificate

31.2	Rule 13a-14(a)/15d-14(a) Certificate

32	Section 1350 Certification

†	Management contract or compensatory plan or arrangement.
*	Incorporated by reference to the indentically numbered exhibit to the Registrant’s Form 10-K for the fiscal year ended December 31, 2004.
**	Incorporated by reference to the identically numbered exhibits to the Registrant’s Form 10-KSB for the fiscal year ended December 31, 2001.
***	Incorporated by reference to Exhibit 99.1 to the Registration Statement on Form S-8 (File No. 333-69416) filed with the Commission on September 14, 2002.
****	Incorporated by reference to Exhibit 99.1 to the Registration Statement on Form S-8 (File No. 333-69420) filed with the Commission on September 14, 2002.
*****	Incorporated by reference to the identically numbered exhibit to the Registrant’s Form 10-KSB for the fiscal year ended December 31, 2003.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DIMECO, INC.

Date: March 22, 2007	By:	/s/ Gary C. Beilman
Gary C. Beilman
President and Chief Executive Officer
(Duly Authorized Representative)

Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below as of March 20, 2007 by the following persons on behalf of the registrant and in the capacities indicated.

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