Form 10-Q
period 2007-03-31
DIMECO INC
filed 2007-05-14
CIK 898037

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OF 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

or

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

As of May 1, 2007 the registrant had outstanding 1,528,570 shares of its common stock, par value $.50 share.

Dimeco, Inc.

Dimeco, Inc.

CONSOLIDATED BALANCE SHEET (unaudited)

(in thousands)	March 31, 2007	December 31, 2006
Assets
Cash and due from banks	$6,683	$6,684
Interest-bearing deposits in other banks	35	2,287
Federal funds sold	8,525	10,000

Total cash and cash equivalents	15,243	18,971

Mortgage loans held for sale	120	—
Investment securities available for sale	66,715	67,266

Loans (net of unearned income of $772 and $777)	308,875	305,291
Less allowance for loan losses	4,542	4,469

Net loans	304,333	300,822

Premises and equipment	5,664	5,731
Accrued interest receivable	1,696	1,798
Bank-owned life insurance	7,964	5,892
Other assets	3,257	3,097

TOTAL ASSETS	$404,992	$403,577

Liabilities
Deposits :
Noninterest-bearing	$32,024	$34,172
Interest-bearing	306,898	303,945

Total deposits	338,922	338,117

Short-term borrowings	12,127	12,705
Other borrowed funds	13,562	13,763
Accrued interest payable	1,584	1,428
Other liabilities	2,271	2,227

TOTAL LIABILITIES	368,466	368,240

Stockholders’ Equity
Common stock, $.50 par value; 5,000,000 shares authorized;
1,571,570 and 1,568,024 shares issued	786	784
Capital surplus	4,880	4,775
Retained earnings	32,409	31,355
Accumulated other comprehensive loss	(7)	(35)
Treasury stock, at cost (43,000 shares)	(1,542)	(1,542)

TOTAL STOCKHOLDERS’ EQUITY	36,526	35,337

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$404,992	$403,577

See accompanying notes to the unaudited consolidated financial statements.

Dimeco, Inc.

CONSOLIDATED STATEMENT OF INCOME (unaudited)

	For the three months ended March 31,
(in thousands, except per share)	2007	2006
Interest Income
Interest and fees on loans	$6,074	$4,871
Investment securities:
Taxable	787	521
Exempt from federal income tax	72	49
Other	54	16

Total interest income	6,987	5,457

Interest Expense
Deposits	2,760	1,700
Short-term borrowings	65	63
Other borrowed funds	151	176

Total interest expense	2,976	1,939

Net Interest Income	4,011	3,518

Provision for loan losses	225	215

Net Interest Income After Provision for Loan Losses	3,786	3,303

Noninterest Income
Services charges on deposit accounts	382	365
Mortgage loans held for sale gains, net	47	54
Brokerage commissions	95	80
Earnings on bank-owned life insurance	82	55
Other income	204	185

Total noninterest income	810	739

Noninterest Expense
Salaries and employee benefits	1,393	1,267
Occupancy expense, net	133	122
Furniture and equipment expense	209	209
Other expense	685	696

Total noninterest expense	2,420	2,294

Income before income taxes	2,176	1,748
Income taxes	679	553

NET INCOME	$1,497	$1,195

Earnings per Share—basic	$0.98	$0.78

Earnings per Share—diluted	$0.95	$0.76

Dividends per share	$0.29	$0.26

Average shares outstanding—basic	1,527,418	1,522,967
Average shares outstanding—diluted	1,580,945	1,571,149

See accompanying notes to the unaudited consolidated financial statements.

Dimeco, Inc.

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (unaudited)

	Three months ended March 31,
	2007	2006
Net income	$1,497	$1,195
Other comprehensive income:
Unrealized gain on available for sale securities	43	67
Income tax expense related to other comprehensive income	15	22

Other comprehensive income, net of tax	28	45

Comprehensive income	$1,525	$1,240

See accompanying notes to the unaudited consolidated financial statements.

Dimeco, Inc.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (unaudited)

	Common Stock	Capital Surplus	Retained Earnings	Accumulated Other Comprehensive Income/(Loss)	Treasury Stock	Total Stockholders’ Equity

(amounts in thousands)
Balance, December 31, 2006	$784	$4,775	$31,355	$(35)	$(1,542)	$35,337

Net income			1,497			1,497

Unrealized gain on available for sale securitites, net of tax expense of $15				28		28
Exercise of stock options	2	105				107
Cash dividends ($.29 per share)			(443)			(443)

Balance, March 31, 2007	$786	$4,880	$32,409	$(7)	$(1,542)	$36,526

See accompanying notes to the unaudited consolidated financial statements.

Dimeco, Inc.

CONSOLIDATED STATEMENT OF CASH FLOWS (unaudited)

(in thousands)
For the three months ended March 31,	2007	2006
Operating Activities
Net income	$1,497	$1,195
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	225	215
Depreciation and amortization	186	177
Amortization of premium and discount on investment securities, net	(477)	(215)
Amortization of net deferred loan origination fees	(60)	(16)
Origination of loans held for sale	(2,653)	(1,657)
Proceeds from sale of loans	2,580	1,779
Mortgage loans sold gains, net	(47)	(54)
Decrease in accrued interest receivable	102	17
Increase (decrease) in accrued interest payable	156	(28)
Deferred federal income taxes	(78)	(83)
Earnings on bank owned life insurance	(82)	(55)
Other, net	(76)	205

Net cash provided by operating activities	1,273	1,480

Investing Activities
Investment securities available for sale:
Proceeds from maturities or paydown	70,291	52,579
Purchases	(69,221)	(46,008)
Net increase in loans	(3,675)	(343)
Redemption of Federal Home Loan Bank stock	32	126
Purchase of Federal Home Loan Bank stock	(48)	(276)
Purchase of bank-owned life insurance	(2,000)	—
Purchase of premises and equipment	(70)	(25)

Net cash provided by (used for) investing activities	(4,691)	6,053

Financing Activities
Net increase (decrease) in deposits	805	(583)
Increase (decrease) in short-term borrowings	(578)	2,426
Proceeds from borrowed funds	—	1,225
Repayment of other borrowed funds	(202)	(1,417)
Proceeds from exercise of stock options	107	11
Cash dividends paid	(442)	(396)

Net cash provided by (used for) financing activities	(310)	1,266

Increase (decrease) in cash and cash equivalents	(3,728)	8,799

Cash and cash equivalents at beginning of period	18,971	8,477

Cash and cash equivalents at end of period	$15,243	$17,276

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

Recent Accounting Pronouncements

In February 2007, the FASB issued FAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB Statement No. 115, which provides all entities with an option to report selected financial assets and liabilities at fair value. The objective of the FAS No. 159 is to improve financial reporting by providing entities with the opportunity to mitigate volatility in earnings caused by measuring related assets and liabilities differently without having to apply the complex provisions of hedge accounting. FAS No. 159 is effective as of the beginning of an entity’s first fiscal year beginning after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007 provided the entity also elects to apply the provisions of FAS No. 157, Fair Value Measurements. The adoption of this standard is not expected to have a material effect on the Company’s results of operations or financial position.

In March 2007, the FASB ratified Emerging Issues Task Force Issue No. 06-10 (“EITF 06-10”), Accounting for Collateral Assignment Split-Dollar Life Insurance Agreements. EITF 06-10 provides guidance for determining a liability for the postretirement benefit obligation as well as recognition and measurement of the associated asset on the basis of the terms of the collateral assignment agreement. EITF 06-10 is effective for fiscal years beginning after December 15, 2007. The Company is currently evaluating the impact the adoption of the EITF will have on the Company’s results of operations or financial condition.

Stock Options

The Company maintains a stock option plan for key officers and non-employee directors. There were no options granted or vested in 2006 or 2007.

As of March 31, 2007, there was no unrecognized compensation cost to unvested share-based compensation awards granted.

NOTE 2 – EARNINGS PER SHARE

There are no convertible securities which would affect the numerator in calculating basic and diluted earnings per share; therefore, net income as presented on the Consolidated Statement of Income (unaudited) will be used as the numerator. The following table sets forth the composition of the weighted-average common shares (denominator) used in the basic and diluted earnings per share computation:

	Three months ended March 31,
	2007	2006
Weighted average common stock outstanding	1,570,418	1,552,967
Average treasury stock	43,000	30,000

Weighted average common stock and common stock equivalents used to calculate basic earnings per share	1,527,418	1,522,967
Additional common stock equivalents (stock options) used to calculate diluted earnings per share	53,527	48,182

Weighted average common stock and common stock equivalents used to calculate diluted earnings per share	1,580,945	1,571,149

Options to purchase 32,996 shares of common stock at a price above current market were outstanding during the first quarter of 2006, but were not included in the computation of diluted earnings per share because to do so would have been anti-dilutive. There were no anti-dilutive effects for the three months ended March 31, 2007.

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

There was a slight increase of $1,415,000 or .4% in total assets from December 31, 2006 to March 31, 2007.

During that period, cash and cash equivalents declined $3,728,000 or 19.7%. Funds which were held in liquid accounts at year end, namely federal funds sold and interest-bearing deposits with other banks, were used to satisfy cash demands in the first quarter of 2007. Several jumbo certificates of deposit matured, customers drew down their balances and several large commercial loans were closed during the quarter.

Loans increased $3,584,000 or 1.2% from December 31, 2006 with total loans outstanding of $308,875,000 at March 31, 2007. Loans secured by commercial real estate grew by $4,387,000 or 2.6%, with loans granted to businesses in several industries. All other loan categories remained relatively constant during the first quarter.

Bank-owned life insurance increased $2,072,000 or 35.2% in the first quarter of 2007. Additional life insurance was purchased on the lives of several key officers in order to offer benefits for new officers that match those offered to existing officers and also to place additional insurance on key officers while preparing to change their benefit plan.

Total deposits increased a slight $805,000 or .2% from December 31, 2006 to March 31, 2007 with a shift between interest-bearing and noninterest-bearing deposits. Growth of interest-bearing deposits was $2,953,000 or 1.0% while noninterest-bearing deposits showed a decline of $2,148,000 or 6.3%. Certificates of deposit continued to increase due to marketing campaigns which attracted new deposits and also shifted some funds from other deposit products. Demand deposits declined as expected with seasonal customers drawing down balances.

Stockholders’ equity increased $1,189,000 or 3.4% from December 31, 2006 to March 31, 2007. Net income of $1,497,000 was offset by dividend declarations of $443,000. Regulatory capital ratios of 11.8% total risk-based capital and 10.5% Tier I capital continue to exceed the regulatory guidelines of 8.0% and 4.0%, respectively. The Company’s Tier I leverage ratio was 9.1% at March 31, 2007 and compared favorably to the regulatory minimum of 3.0%.

Results of Operations

Comparison of the three months ended March 31, 2007 and 2006

Net income for the quarter ended March 31, 2007 was $1,497,000 representing an increase of $302,000 or 25.3% over the same quarter of 2006.

Net interest income increased to $4,011,000, representing $493,000 or 14.0% over that recorded for the first quarter of 2006.

Interest earned on loans was $1,203,000 or 24.7% greater in 2007 than in 2006. The average interest rate of the portfolio increased 1.06% from 2006 to 2007, resulting in an average rate earned of 7.98% in 2007 while the average balance of the portfolio increased $23,095,000 over the period. From March 31, 2006 to March 31, 2007, the prime interest rate increased .50%. With 74% of the loan portfolio in variable rate loans, prime rate increases within the past two years have generated interest rate increases in the loan portfolio of up to 3.0% on some loans. Most commercial real estate loans are written with an interest rate of prime plus a percentage, fixed for up to three years and then reverting to an adjustable rate. Therefore loans which were granted in the lower rate cycles of the past three years have repriced to current market rates.

Interest earned on taxable investments increased $266,000 or 51.1% in the first quarter of 2007 as compared to the previous year, again attributable to a combination of greater balances and higher interest earned. The average rate earned on the portfolio in 2007 was 5.18%, an increase of .70% over the first quarter of 2006. Commercial paper remains the largest segment of this investment portfolio, therefore interest rates earned have raised in correlation to the changes in short-term federal funds sold rates. Total average taxable investments increased $14,446,000 in 2007 over balances at March 31, 2006.

Interest expense increased $1,037,000 or 53.5% in 2007 as compared to 2006. Interest paid on deposits, which increased $1,060,000 or 62.4% over the previous year, was the primary element of this change. The average balance of interest-bearing deposits increased $48,271,000 or 18.7% while the average interest rate paid increased by .98%. Certificates of deposit have increased an average of $43,896,000 over the period. We have continued to offer competitive rates on certificates of deposit, which maintained existing balances and attracted new customers. These products carry a higher interest rate than other deposits and are therefore produce greater expense.

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

Provision for loan loss expense of $225,000 was $10,000 or 4.7% greater in the first quarter of 2007 than in the same quarter of 2006. We analyze the loan portfolio to determine what amount we believe is necessary for an adequate balance in the allowance for loan loss in order to determine the provision expense.

Noninterest income increased $71,000 or 9.6% in the first quarter of 2007 as compared to 2006. Service charges on deposit accounts continued to be the largest category with fees of $382,000 earned in 2007, an increase of $17,000 or 4.7% more than in the first quarter of 2006. Earnings on bank-owned life insurance increased $27,000 or 49.1% over a year earlier due to the purchase of additional policies.

Salaries and employee benefits increased $126,000 or 9.3% in the first quarter of 2007 as compared to 2006. Wages increased $83,000 or 9.9% in 2007 as compared to 2006 due to annual salary increases combined with three additional full time equivalent employees in 2007. Employee incentives are based on the Company’s return on equity and were therefore greater in 2007 than in 2006 with $22,000 more accrued in the current year. Employee benefits expense for taxes and other benefits increased in proportion to the greater wages paid.

Liquidity and Cash Flows

To ensure that the Company can satisfy customer credit needs for current and future commitments and deposit withdrawal requirements, the Bank manages the liquidity position by ensuring that there are adequate short-term funding sources available for those needs. Liquid assets consist of cash and due from banks, federal funds sold, interest-bearing deposits with other banks and investment securities maturing in one year or less. The following table shows these liquidity sources, minus short-term borrowings, as of March 31, 2007 compared to December 31, 2006:

	March 31,	December 31,
(dollars in thousands)	2007	2006
Cash and due from banks	$6,683	$6,684
Interest-bearing deposits with other banks	35	2,287
Federal funds sold	8,525	10,000
Mortgage loans held for sale	120	—
Investment securities maturing or repricing in one year or less	54,287	54,714

	69,650	73,685
Less short-term borrowings	14,127	14,705

Net liquidity position	$55,523	$58,980

As a percent of total assets	13.7%	14.6%

The Bank has the ability to borrow from the Federal Home Loan Bank of Pittsburgh with the maximum borrowing capacity at March 31, 2007 of $81 million. Other sources of liquidity are cash flows from regularly scheduled and prepayments of loans, sales or maturities in the investment portfolio, sales of residential mortgages in the secondary market, operating income and deposit growth. The Consolidated Statement of Cash Flows specifically details the contribution of each source.

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

Risk Elements

The table below presents information concerning nonperforming assets including nonaccrual loans, renegotiated loans, loans 90 days or more past due, other real estate loans and repossessed assets at March 31, 2007 and December 31, 2006. A loan is classified as nonaccrual when, in the opinion of management, there are doubts about collectability of interest and principal. At the time the accrual of interest is discontinued, future income is recognized only when cash is received. Impaired loans are recognized according to FASB 114, “Accounting by Creditors for Impairment of a Loan – Income Recognition and Disclosure”.

	March 31,	December 31,
(dollars in thousands)	2007	2006
Loans on nonaccrual basis	$390	$426
Loans past due 90 days or more	15	290
Impaired loans	—	—

Total nonperforming loans	405	716
Other real estate	—	—
Repossessed assets	4	7

Total nonperforming assets	$409	$723

Nonperforming loans as a percent of total loans	0.1%	0.2%

Nonperforming assets as a percent of total assets	0.1%	0.2%

Allowance for loan loss as a percent of loans	1.47%	1.46%

Management believes the level of the allowance for loan losses at March 31, 2007 is adequate to cover probable losses inherent in the loan portfolio. The relationship between the allowance for loan losses and outstanding loans is a function of the credit quality and known risk attributed to the loan portfolio. The on-going loan review program along with management analysis is used to determine the adequacy of the allowance for loan losses.

There were no loans classified as impaired under the terms of FAS No. 114, “Accounting by Creditors for Impairment of a Loan – Income Recognition and Disclosure” at March 31, 2007.

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

STATEMENT OF INTEREST SENSITIVITY GAP

	90 days or less	>90 days but < 1 year	1 - 5 years	>5 years	Total
Assets:
Interest-bearing deposits in other banks and federal funds sold	$8,560	$—	$—	$—	$8,560
Mortgage loans held for sale	120	—	—	—	120
Investment securities available for sale (4) (6)	42,576	11,711	3,378	9,980	67,645
Loans (1) (5)	83,936	94,055	73,191	58,037	309,219

Rate sensitive assets	$135,192	$105,766	$76,569	$68,017	$385,544

Liabilities:

Interest-bearing deposits:
Interest-bearing demand (2)	$2,982	$9,318	$24,972	$—	$37,272
Money market (3)	6,275	18,457	12,182	—	36,914
Savings (2)	2,682	8,381	22,461	—	33,524
Time deposits	53,427	103,803	41,955	3	199,188
Short-term borrowings	12,127	—	—	—	12,127
Other borrowings	2,204	625	4,694	6,039	13,562

Rate sensitive liabilities	$79,697	$140,584	$106,264	$6,042	$332,587

Interest sensitivity gap	$55,495	$(34,818)	$(29,695)	$61,975	$52,957
Cumulative gap	$55,495	$20,677	$(9,018)	$52,957
Cumulative gap to total assets	13.70%	5.11%	(2.23)%	13.08%

(1)	Loans are included in the earlier period in which interest rates are next scheduled to adjust or in which they are due.

No adjustment has been made for scheduled repayments or for anticipated prepayments.

(2)	Interest-bearing demand deposits and savings are segmented based on the percentage of decay method.

The decay rates used include “90 days or less” 8%, “ >90 days but <1 year” 25% and “1-5 years” 67%.

(3)	Money market deposits are segmented based on the percentage of decay method.

The decay rates used include “90 days or less” 17%, “>90 days but < 1 year” 50% and “1-5 years” 33%.

(4)	Includes Federal Home Loan Bank and Atlantic Central Bankers Bank stock which is included in Other Assets on the Consolidated Financial Statements.
(5)	Does not include loans in nonaccrual status, deposit overdrafts, unposted items or deferred fees on loans.
(6)	Investments are included in the earlier period in which interest rates are next scheduled to adjust or in which they are due.

Included are U.S. Government Agency step-up bonds characterized by having tiered interest rates over their life.

Due to this feature these securities have been reallocated from their maturity date to their next step-up date.

The specific impact of this policy by timeframe is as follows: “90 days or less” increased $4,986, “>90 days but < 1 year”

increased $9,899, “1-5 years” decreased $8,935 and “>5 years” decreased $5,950.

As this report shows, the Company was in an asset sensitive position at March 31, 2007. This means that in the one year time frame there were more interest-sensitive assets than liabilities. Management believes that this sensitivity level is acceptable in light of the current interest rate environment. We have limited our certificate of deposit special rates in order to attract the majority of these liabilities to short term products, which has moved the balance sheet closer to a balanced position. Since the current yield curve for investments has remained inverted, we have continued to invest in short term commercial paper and therefore the balance sheet has remained in an asset sensitive position.

The second report used to monitor interest rate risk is the Interest Rate Shock Analysis. This tool attempts to determine the affect on income of various shifts in the interest rate environment. In particular, a shift of 200 basis points, or 2% in interest rates, is the industry standard. Given a downward shift of 200 basis points, net interest income would decrease by $553,000 or 3.5% while net income would decrease $397,000 or 6.6%. The results of a potential shift of 200 basis points in either direction are well within internal policy guidelines. If the results were not tolerable, our policy would determine that management should reallocate the Balance Sheet in order to maintain compliance with the policy. If interest rates were to immediately increase 200 basis points, the economic value of equity (EVE) would decline $3,930,000 or 8.5%. The economic value of equity is sometimes referred to as the present value of equity and is presented as one more statistic to monitor in managing interest rate risk.

ANALYSIS OF SENSITIVITY TO CHANGES IN MARKET INTEREST RATES

	100 basis points				200 basis points
	Up		Down		Up		Down
	Amount	%	Amount	%	Amount	%	Amount	%
Net interest income	$341	2.13%	$(256)	-1.60%	$618	3.85%	$(553)	-3.45%
Net income	$230	3.81%	$(174)	-2.88%	$440	7.29%	$(397)	-6.58%
EVE	$(1,602)	-3.46%	$1,533	3.31%	$(3,930)	-8.49%	$2,608	5.63%

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

PART II—OTHER INFORMATION

Item 1—Legal Proceedings

NONE

Item 1a.—Risk Factors

There were no material changes to the risk factors described in Item 1a. in Dimeco’s Annual Report on Form 10K for the period ended December 31, 2006.

Item 2—Unregistered Sales of Equity Securities and Use of Proceeds

NONE

Item 3—Defaults upon Senior Securities

NONE

Item 4—Submissions of Matters to a Vote of Security Holders

The following represents the result of matters submitted to a vote of shareholders at the Annual Meeting held on April 26, 2007:

1.	Election of Directors:

The following directors were re-elected with terms to expire in 2010:

	For	Withhold Authority
William E. Schwarz	1,168,907	36,982
Henry M. Skier	1,169,529	36,359

2.	S.R. Snodgrass, A.C. was elected as the Company’s Independent Registered Public Accounting Firm for the year ended December 31, 2007 by the following vote:

For	1,204,795
Against	411
Abstain	682

Item 5— Other Information

NONE

Item 6— Exhibits

Form 8K—Report on April 23, 2007—News Release of Registrant

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

DIMECO, INC.
Date: May 8, 2007
	By:	/s/ Gary C. Beilman
Gary C. Beilman
President and Chief Executive Officer

Date: May 8, 2007	By:	/s/ Maureen H. Beilman
Maureen H. Beilman
Chief Financial Officer