Form 10-Q
period 2007-06-30
DIMECO INC
filed 2007-08-13
CIK 898037

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OF 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

or

☐	TRANSITION REPORT UNDER SECTION 13 OF 15(d) OF THE EXCHANGE ACT

Or the transition period from              to

Commission File Number 0-49639

Dimeco, Inc.

(Exact name of registrant as specified in its charter)

Pennsylvania	23-2250152
(State or other jurisdiction of Incorporation or organization)	(I.R.S. Employer Identification No.)

820 Church Street

Honesdale, PA 18431

(Address of principal executive officers)

(570) 253-1970

(Issuer’s Telephone Number)

Not Applicable

(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Sections 13 or 15(d) of the Exchange Act during the past 12 months ( or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined by Rule 12b-2 of the Exchange Act)    Yes  ☐     No  ☒

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

As of August 1, 2007, the registrant had outstanding 1,519,990 shares of its common stock, par value $.50 share.

Dimeco, Inc.

Dimeco, Inc.

CONSOLIDATED BALANCE SHEET (unaudited)

(in thousands)	June 30, 2007	December 31, 2006
Assets
Cash and due from banks	$7,432	$6,684
Interest-bearing deposits in other banks	3,569	2,287
Federal funds sold	5,000	10,000

Total cash and cash equivalents	16,001	18,971

Mortgage loans held for sale	181	—
Investment securities available for sale	76,179	67,266

Loans (net of unearned income of $864 and $777)	320,443	305,291
Less allowance for loan losses	4,722	4,469

Net loans	315,721	300,822

Premises and equipment	5,614	5,731
Accrued interest receivable	1,808	1,798
Bank-owned life insurance	8,045	5,892
Other assets	3,847	3,097

TOTAL ASSETS	$427,396	$403,577

Liabilities
Deposits:
Noninterest-bearing	$35,591	$34,172
Interest-bearing	313,286	303,945

Total deposits	348,877	338,117

Short-term borrowings	19,165	12,705
Other borrowed funds	18,230	13,763
Accrued interest payable	1,205	1,428
Other liabilities	2,869	2,227

TOTAL LIABILITIES	390,346	368,240

Stockholders’ Equity
Common stock, $.50 par value; 5,000,000 shares authorized;
1,572,970 and 1,568,024 shares issued	786	784
Capital surplus	4,909	4,775
Retained earnings	33,564	31,355
Accumulated other comprehensive loss	(182)	(35)
Treasury stock, at cost (53,000 and 43,000 shares)	(2,027)	(1,542)

TOTAL STOCKHOLDERS’ EQUITY	37,050	35,337

TOTAL LIABILITES AND STOCKHOLDERS’ EQUITY	$427,396	$403,577

See accompanying notes to the unaudited consolidated financial statements.

Dimeco, Inc.

CONSOLIDATED STATEMENT OF INCOME (unaudited)

	For the three months ended June 30,		For the six months ended June 30,
(in thousands, except per share)	2007	2006	2007	2006
Interest Income
Interest and fees on loans	6,304	$5,141	$12,378	$10,013
Investment securities:
Taxable	904	593	1,691	1,114
Exempt from federal income tax	77	52	149	100
Other	103	117	157	133

Total interest income	7,388	5,903	14,375	11,360

Interest Expense
Deposits	2,821	1,924	5,581	3,624
Short-term borrowings	111	112	176	176
Other borrowed funds	184	174	335	349

Total interest expense	3,116	2,210	6,092	4,149

Net Interest Income	4,272	3,693	8,283	7,211

Provision for loan losses	225	—	450	215

Net Interest Income After Provision for Loan Losses	4,047	3,693	7,833	6,996

Noninterest Income
Services charges on deposit accounts	406	373	788	738
Mortgage loans held for sale gains, net	17	58	65	112
Brokerage commissions	101	98	196	177
Other income	316	254	601	495

Total noninterest income	840	783	1,650	1,522

Noninterest Expense
Salaries and employee benefits	1,478	1,329	2,871	2,596
Occupancy expense, net	195	199	404	407
Furniture and equipment expense	138	128	271	250
Other expense	751	794	1,436	1,491

Total noninterest expense	2,562	2,450	4,982	4,744

Income before income taxes	2,325	2,026	4,501	3,774
Income taxes	726	646	1,405	1,199

NET INCOME	$1,599	$1,380	$3,096	$2,575

Earnings per Share—basic	$1.05	$0.90	$2.03	$1.69

Earnings per Share—diluted	$1.01	$0.88	$1.95	$1.64

Dividends per share	$0.29	$0.26	$0.58	$0.52

Average shares outstanding—basic	1,529,139	1,527,395	1,528,283	1,525,193
Average shares outstanding—diluted	1,587,416	1,575,616	1,584,186	1,573,395

See accompanying notes to the unaudited consolidated financial statements.

Dimeco, Inc.

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (unaudited)

	Three months ended June 30,		Six months ended June 30,
	2007	2006	2007	2006
Net income	$1,599	$1,380	3,096	2,575

Other comprehensive loss:
Unrealized loss on available for sale securities	(266)	(207)	(223)	(140)

Income tax benefit related to other comprehensive loss	(91)	(70)	(76)	(48)

Other comprehensive loss, net of tax	(175)	(137)	(147)	(92)

Comprehensive income	$1,424	$1,243	$2,949	$2,483

See accompanying notes to the unaudited consolidated financial statements.

Dimeco, Inc.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (unaudited)

(amounts in thousands)	Common Stock	Capital Surplus	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Stockholders’ Equity
Balance, December 31, 2006	$784	$4,775	$31,355	$(35)	$(1,542)	$35,337
Net income			3,096			3,096
Unrealized loss on available for sale securities, net of tax benefit of $76				(147)		(147)
Exercise of stock options	2	134				136
Purchase treasury stock					(485)	(485)
Cash dividends ($.58 per share)			(887)			(887)

Balance, June 30, 2007	$786	$4,909	$33,564	$(182)	$(2,027)	$37,050

See accompanying notes to the unaudited consolidated financial statements.

Dimeco, Inc.

CONSOLIDATED STATEMENT OF CASH FLOWS (unaudited)

(in thousands) For the six months ended June 30,	2007	2006
Operating Activities
Net income	$3,096	$2,575
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	450	215
Depreciation and amortization	367	359
Amortization of premium and discount on investment securities, net	(1,098)	(499)
Amortization of net deferred loan origination fees	(83)	(64)
Origination of loans held for sale	(3,677)	(3,823)
Proceeds from sale of loans	3,562	4,051
Mortgage loans sold gains, net	(66)	(112)
Increase in accrued interest receivable	(10)	(140)
Decrease in accrued interest payable	(223)	(83)
Deferred federal income taxes	(157)	(58)
Earnings on bank owned life insurance	(173)	(111)
Other, net	328	(427)

Net cash provided by operating activities	2,316	1,883

Investing Activities
Investment securities available for sale:
Proceeds from maturities or paydown	163,329	111,596
Purchases	(171,367)	(117,639)
Net increase in loans	(15,266)	(4,275)
Redemption of Federal Home Loan Bank stock	40	214
Purchase of Federal Home Loan Bank stock	(321)	(268)
Purchase of bank-owned life insurance	(2,000)	—
Purchase of premises and equipment	(154)	(88)

Net cash used for investing activities	(25,739)	(10,460)

Financing Activities
Net increase in deposits	10,760	5,677
Increase in short-term borrowings	6,460	8,237
Proceeds from borrowed funds	6,900	1,225
Repayment of other borrowed funds	(2,433)	(3,612)
Purchase of treasury stock	(485)	(180)
Proceeds from exercise of stock options	136	111
Cash dividends paid	(885)	(793)

Net cash provided by financing activities	20,453	10,665

Increase (decrease) in cash and cash equivalents	(2,970)	2,088

Cash and cash equivalents at beginning of period	18,971	8,477

Cash and cash equivalents at end of period	$16,001	$10,565

Amount paid for interest	$6,315	$4,233

Amount paid for income taxes	$1,614	$1,384

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

Recent Accounting Pronouncements

In February 2007, the FASB issued FAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB Statement No. 115, which provides all entities with an option to report selected financial assets and liabilities at fair value. The objective of the FAS No. 159 is to improve financial reporting by providing entities with the opportunity to mitigate volatility in earnings caused by measuring related assets and liabilities differently without having to apply the complex provisions of hedge accounting. FAS No. 159 is effective as of the beginning of an entity’s first fiscal year beginning after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provisions of FAS No. 157, Fair Value Measurements. The adoption of this standard is not expected to have a material effect on the Company’s results of operations or financial position.

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

In June 2007, the FASB ratified Emerging Issues Task Force Issue No. 06-11 (“EITF 06-11”), Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards. EITF 06-11 applies to share-based payment arrangements with dividend protection features that entitle employees to receive (a) dividends on equity-classified nonvested shares, (b) dividend equivalents on equity-classified nonvested share units, or (c) payments equal to the dividends paid on the underlying shares while an equity-classified share option is outstanding, when those dividends or dividend equivalents are charged to retained earnings under FAS No. 123R, Share-Based Payment, and result in an income tax deduction for the employer. A consensus was reached that a realized income tax benefit from dividends or dividend equivalents that are charged to retained earnings and are paid to employees for equity-classified nonvested equity shares, nonvested equity share units, and outstanding equity share options should be recognized as an increase in additional paid-in capital. EITF 06-11 is effective for fiscal years beginning after December 15, 2007, and interim periods within those fiscal years. The adoption of this standard is not expected to have a material effect on the Company’s results of operations or financial position.

Stock Options

The Company maintains a stock option plan for key officers and non-employee directors. There were no options granted in 2006 or 2007.

As of June 30, 2007 and 2006, there was no unrecognized compensation cost to unvested share-based compensation awards granted.

NOTE 2 – EARNINGS PER SHARE

There are no convertible securities which would affect the numerator in calculating basic and diluted earnings per share; therefore, net income as presented on the Consolidated Statement of Income (unaudited) will be used as the numerator. The following table sets forth the composition of the weighted-average common shares (denominator) used in the basic and diluted earnings per share computation:

	Three months ended June 30,		Six months ended June 30,
	2007	2006	2007	2006
Weighted average common stock outstanding	1,572,249	1,557,890	1,571,338	1,555,442
Average treasury stock	(43,110)	(30,495)	(43,055)	(30,249)

Weighted average common stock and common stock equivalents used to calculate basic earnings per share	1,529,139	1,527,395	1,528,283	1,525,193
Additional common stock equivalents (stock options) used to calculate diluted earnings per share	58,277	48,221	55,903	48,202

Weighted average common stock and common stock equivalents used to calculate diluted earnings per share	1,587,416	1,575,616	1,584,186	1,573,395

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

Total assets increased $23,819,000 or 5.9% from December 31, 2006 to June 30, 2007.

Cash and cash equivalents declined $2,970,000 or 15.7%. Assets shifted from federal funds sold to investments and loans during the period while there was a slight increase in interest-bearing deposits in other banks and cash and due from banks. Opportunities to purchase commercial paper at higher yields than federal funds sold were utilized while the loan portfolio expanded to employ some of the liquidity we had been building.

Investment securities available for sale increased $8,913,000 or 13.3% during the first half of 2007 with reinvestment in commercial paper upon maturity, investment of funds that were previously in federal funds sold and from funds received from calls on $4,000,000 of U. S. government agency bonds in the portfolio. Management invested $1,685,000 in longer term municipal bonds as favorable yield opportunities were noted. We have maintained investment in very liquid commercial paper due to the income earned on these type investments as compared to yields available on longer term investments in order to be positioned to invest as bond returns become more attractive or we continue to secure quality loans.

Loans increased $15,152,000 or 5.0% from December 31, 2006 to a balance of $320,443,000 at June 30, 2007. Loans secured by commercial real estate increased by $14,445,000 or 8.5%. The bank granted several large commercial real estate mortgages secured by children’s summer camps and a variety of other businesses. Construction projects being financed by the bank have increased construction and development loans by $2,792,000 over the period. Residential mortgage lending remained relatively constant from year to year with thirty-six mortgages closed this year to date, the same number as were closed in the first half of 2006. The dollar value of loans closed in 2007 was $6,394,000, a decline in value from the loans closed in 2006, which included several jumbo residential mortgages. The bank does not originate subprime mortgage loans and therefore has not had problems that the industry has been experiencing with this type of lending. All other loan categories remained relatively stable since December 2006.

Bank-owned life insurance increased $2,153,000 or 36.5% over the period due to earnings along with the purchase of additional life insurance in the first quarter of 2007 in order to offer benefits for new officers that match those offered to existing officers and also to place additional insurance on key officers while preparing to change their benefit plan.

Total deposits increased $10,760,000 or 3.2% from December 31, 2006 to June 30, 2007. Noninterest-bearing deposits increased $1,419,000 or 4.2% with incentives offered to employees for new accounts opened. Growth of interest-bearing deposits was $9,341,000 or 3.1%. While offering very competitive, tiered rates on money market accounts, these balances have increased $6,171,000 or 17.5% over the period. Certificates of deposit less than $100,000 continued to increase due to favorable rates offered on special six and thirteen month offerings. This category of deposit products increased $4,138,000 or 4.2% during the first six months of 2007. Competition continues to be keen on these products and we have chosen to continue to offer attractive rates in order to maintain relationships that we hope to keep after this period. Certificates of deposit greater than $100,000 decreased during the period due to the annual decline in public funds as municipalities spent their operating budgets. We have been successful in the bidding process during recent years and expect to be able to garner a similar share of these deposits as local taxing authorities request interest rate bids this summer and fall.

Short-term borrowings which are comprised of securities sold under agreements to repurchase, or “sweep” accounts, increased $6,460,000 or 50.8% over the period with the average customer balance increasing due to the seasonal nature of their business.

Other borrowed funds increased $4,467,000 during the first six months of the year. We borrowed $6,900,000 from the Federal Home Loan Bank of Pittsburgh in order to lock in an interest spread on the funding of long term, fixed rate loans to commercial customers. A borrowing of $2,000,000 matured in June 2007 and regularly scheduled principal reductions of $433,000 were also made during the period.

Stockholders’ equity increased $1,713,000 or 4.8% from December 31, 2006 to June 30, 2007. Net income of $3,096,000 was offset by dividend declarations of $887,000. Regulatory capital ratios of 11.3% total risk-based capital and 10.0% Tier I capital continue to exceed the regulatory guidelines of 8.0% and 4.0%, respectively. The Company’s Tier I leverage ratio was 8.9% at June 30, 2007 and compared favorably to the regulatory minimum of 3.0%.

Results of Operations

Comparison of the three months ended June 30, 2007 and 2006

Net income for the quarter ended June 30, 2007 was $1,599,000, representing an increase of $219,000 or 15.9% over the same quarter of 2006.

Net interest income of $4,272,000 represented an increase of $579,000 or 15.7% over that recorded for the second quarter of 2006.

Interest and fees earned on loans was $6,304,000, an increase of $1,163,000 or 22.6% more in 2007 than in 2006. The average interest rate of the portfolio increased .82% from 2006 to 2007, resulting in an average rate earned of 8.06% in 2007 while the average balance of the portfolio increased $28,898,000 or 10.1% over the period. The majority of interest rates in our loan portfolio are variable and with higher values in the prime rate over the past year our rates have concurrently increased over the periods.

Interest earned on taxable investments increased $311,000 or 52.4% in the second quarter of 2007 as compared to 2006 which is attributable to a combination of greater balances invested and higher interest earned. The average rate earned on the portfolio in 2007 was 5.19%, an increase of .38% over the second quarter of 2006. Commercial paper remains the largest segment of this investment portfolio, therefore interest rates earned have risen in correlation to the changes in short-term federal funds rate. Assets invested in taxable investments increased $20,419,000 or 41.4% on average in 2007 over balances at June 30, 2006.

Interest expense increased $906,000 or 41.0% in 2007 as compared to 2006. Interest paid on deposits increased $897,000 or 46.6% in 2007 over the same quarter in 2006. The average balance of interest-bearing deposits increased $46,215,000 or 17.4% while the average interest rate paid increased by. 72% to 3.64% in the second quarter of 2007. Of all deposit products offered, certificates of deposit have increased the greatest on average, growing by $38,073,000 over the period. We have continued to offer competitive rates on certificates of deposit. We are seeing a trend for customers to move funds from other types of lower-cost deposits into these certificates. We believe that the customers are actively looking for greater return on their investment. By offering these aggressive rates, we have maintained relationships and attracted new customers. Money market deposits increased $12,878,000 or 47.4% for the second quarter of 2007 as compared to the same period of 2006. The average interest rate paid for these deposits increased .72% to 3.79% over the average rate of 3.07% paid in 2006. This product has a tiered interest rate structure; and we have adjusted the pricing in relation to changes in the fed funds rate. We believe that customers are using these accounts to maintain liquidity while receiving very competitive rates in our markets.

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

Provision for loan loss expense was $225,000 in the second quarter of 2007. We did not require any comparable expense in 2006. We analyze the loan portfolio to determine what amount we believe is necessary for an adequate balance in the allowance for loan loss in order to determine the provision expense.

Noninterest income increased $57,000 or 7.3% in the second quarter of 2007 as compared to 2006. Service charges on deposit accounts increased $33,000 or 8.8% in 2007 versus 2006 based on the greater number of accounts serviced. Gains which were earned on the sale of mortgage loans declined $41,000 or 70.7% from 2006 to 2007. We regularly evaluate the criteria, including prepayment speeds, used to calculate the value of mortgage servicing rights. In the second half of 2006, we determined that the prepayment speed used to calculate the values should be lower. The value of these rights is included in the gain or loss on the sale of loans in the secondary market and therefore the benefit earned in 2007 was lower than in 2006. Other income increased $62,000 or 24.4% over a year earlier, due to a number of factors. In 2006 there was a $60,000 nonrecurring reversal of market value in mortgage servicing rights which added to the 2006 income. Offsetting that decline were a number of positive income factors. In

2006 there were merchant card refunds of $35,000 processed which were not matched in 2007, thereby showing greater income in 2007. Earnings on bank-owned life insurance were $34,000 greater in 2007 due to the purchase of additional life insurance in the first quarter of 2007 and higher rates earned on the existing policies. Interchange fees earned on our customers’ use of debit cards increased $25,000 or 50.2% in the second quarter of 2007 as compared to the same period in 2006 as we have increased penetration of the cards over the past year. Variances in several other earning categories are responsible for the additional income reported, no one of which was material alone.

Salaries and employee benefits increased $149,000 or 11.2% in the second quarter of 2007 as compared to 2006. Wages increased $87,000 or 9.4% in 2007 as compared to 2006 due to annual salary increases combined with four additional full time equivalent employees in 2007. Expenses related to changes in the supplemental executive retirement plans for key officers increased $43,000 in conjunction with the increased benefits offered in the plan. Smaller variances in employment-related expenses accounted for the remaining increases in 2007 expenses.

Other expense declined $43,000 or 5.4% in the second quarter of 2007 as compared to 2006. Expenses of $28,000 for termination of a contract and $40,000 for a software upgrade which were incurred in 2006 were not matched in 2007. Normal operating increases in various other expense categories are responsible for the remaining increase in expense, none of which were material alone.

Comparison of the six months ended June 30, 2007 and 2006

Net income for 2007 increased $521,000 or 20.2% over the six months ended June 30, 2006 while net interest income increased $1,072,000, or 14.9%, over that recorded in 2006.

Interest and fees earned on loans increased $2,365,000 or 23.6% based on a combination of $26,012,000 more in the average balance and an increase of .94% in the average interest rate received on loans. Fixed rate loans comprise only 27% of the loan portfolio with interest on the remainder of loans tied to changes in the prime rate. It has been our practice to fix the interest rate on commercial real estate loans for up to three years after which the interest rate varies with changes in the prime rate. Many loans which were granted during a lower point in the interest rate cycle have repriced to higher interest rates, accounting for the increase in the average interest rate earned on loans in 2007.

Interest earned on taxable investments increased $577,000 or 51.8% in the first half of 2007 as compared to the same period in 2006. The average portfolio increased $17,449,000 or 36.3% to $65,581,000 in 2007 while the average interest rate earned on the bonds increased 54 basis points to 5.19%. We have continued to invest the majority of investment maturities and additional funds in short-term commercial paper until yields for investing in longer term bonds become more attractive.

Interest expense increased $1,943,000 or 46.8% in 2007 as compared to 2006. All of the increase is attributable to interest paid on deposits. The average balance of interest-bearing deposits increased by $47,237,000 or 18.1% while the average interest rate paid increased 85 basis points to 3.65% in 2007. Money market balances increased $11,402,000 or 42.5% over this time while the average interest rate paid increased by 1.10%. Management raised rates in the third quarter of 2006 in order to offer our customers a reasonable interest rate alternative to money market rates offered by brokerage firms. The average balance of certificates of deposit increased $40,968,000 or 26.0% over balances in 2006. Management has continued to offer very competitive interest rates on special short term certificates in order to maintain current deposits and attract new customers. Local competition for deposits continues to be strong. We believe that people are regaining confidence in the market and have become more proficient at shopping for the best interest rates when investing in certificates of deposit with much less regard to being loyal to one institution.

The provision for loan loss increased $235,000 because there was no expense in the second quarter of 2006, an event that was not matched in 2007. Management reviews the analysis of the allowance for loan loss and believes the level to be adequate at the levels reported for each time frame.

Noninterest income increased $128,000 or 8.4% to $1,650,000 in 2007 from income earned in 2006. Service charges on deposit accounts increased $50,000 or 6.8% based on a greater number of deposit accounts which are eligible for these fees. Other income increased $106,000 or 21.4%. This increase is after the decline of $60,000 in 2007 relating to the market value adjustment of mortgage servicing rights described above. Interchange fees earned on our customers’ use of debit cards increased $41,000 or 44.2% due to an effort to educate customers on the benefits of using the debit card and additional cards placed in service during the past year. Earnings on the cash surrender value of life insurance policies increased $61,000 or 55.1% due to new policy purchases and increases in the variable earnings rate on existing policies. Variances in several other earning categories are responsible for the additional income reported, no one of which was material alone.

Salaries and employee benefits expense increased $275,000 or 10.6% due to normal annual salary increases along with the associated benefits and the addition of four full time equivalent employees from June 2006 to June 2007. In addition, benefits relating to changes in the supplemental executive retirement plans for key officers increased expense by $43,000 in 2007.

Liquidity and Cash Flows

To ensure that the Company can satisfy customer credit needs for current and future commitments and deposit withdrawal requirements, the Bank manages the liquidity position by ensuring that there are adequate short-term funding sources available for those needs. Liquid assets consist of cash and due from banks, federal funds sold, interest-bearing deposits with other banks and investment securities maturing in one year or less. The following table shows these liquidity sources, minus short-term borrowings, as of June 30, 2007 compared to December 31, 2006:

	June 30, 2007	December 31, 2006
(dollars in thousands)
Cash and due from banks	$7,432	$6,684
Interest-bearing deposits with other banks	3,569	2,287
Federal funds sold	5,000	10,000
Mortgage loans held for sale	181	—
Investment securities maturing or repricing in one year or less	62,210	54,714

	78,392	73,685
Less short-term borrowings	19,165	14,705

Net liquidity position	$59,227	$58,980

As a percent of total assets	13.9%	14.6%

The Bank has the ability to borrow from the Federal Home Loan Bank of Pittsburgh with the maximum borrowing capacity at June 30, 2007 of $81 million. Other sources of liquidity are cash flows from regularly scheduled and prepayments of loans, sales or maturities in the investment portfolio, sales of residential mortgages in the secondary market, operating income and deposit growth. The Consolidated Statement of Cash Flows specifically details the contribution of each source.

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

Risk Elements

The table below presents information concerning nonperforming assets including nonaccrual loans, renegotiated loans, loans 90 days or more past due, other real estate loans and repossessed assets at June 30, 2007 and December 31, 2006. A loan is classified as nonaccrual when, in the opinion of management, there are doubts about collectability of interest and principal. At the time the accrual of interest is discontinued, future income is recognized only when cash is received. Impaired loans are recognized according to FASB 114, “Accounting by Creditors for Impairment of a Loan – Income Recognition and Disclosure.”

	June 30, 2007	December 31, 2006
(dollars in thousands)
Loans on nonaccrual basis	$381	$426
Loans past due 90 days or more	119	290
Impaired loans	—	—

Total nonperforming loans	500	716
Other real estate	—	—
Repossessed assets	4	7

Total nonperforming assets	$504	$723

Nonperforming loans as a percent of total loans	0.2%	0.2%

Nonperforming assets as a percent of total assets	0.1%	0.2%

Allowance for loan loss as a percent of loans	1.47%	1.46%

Management believes the level of the allowance for loan losses at June 30, 2007 is adequate to cover probable losses inherent in the loan portfolio. The relationship between the allowance for loan losses and outstanding loans is a function of the credit quality and known risk attributed to the loan portfolio. The on-going loan review program, along with management analysis, is used to determine the adequacy of the allowance for loan losses.

There were no loans classified as impaired under the terms of FAS No. 114, “Accounting by Creditors for Impairment of a Loan – Income Recognition and Disclosure” at June 30, 2007.

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

Statement of Interest Sensitivity Gap

	90 days or less	>90 days but < 1 year	1 - 5 years	>5 years	Total
Assets:
Interest-bearing deposits in other banks and federal funds sold	$8,569	$—	$—	$—	$8,569
Mortgage loans held for sale	181	—	—	—	181
Investment securities available for sale (4) (6)	58,648	3,562	4,208	10,956	77,374
Loans (1) (5)	85,258	84,302	87,267	63,949	320,776

Rate sensitive assets	$152,656	$87,864	$91,475	$74,905	$406,900

Liabilities:
Interest-bearing deposits:
Interest-bearing demand (2)	$3,874	$12,106	$32,443	$—	$48,423
Money market (3)	7,046	20,723	13,677	—	41,446
Savings (2)	2,712	8,474	22,712	—	33,898
Time deposits	59,930	89,553	40,036	—	189,519
Short-term borrowings	19,165	—	—	—	19,165
Other borrowings	283	867	6,140	10,940	18,230

Rate sensitive liabilities	$93,010	$131,723	$115,008	$10,940	$350,681

Interest sensitivity gap	$59,646	$(43,859)	$(23,533)	$63,965	$56,219
Cumulative gap	$59,646	$15,787	$(7,746)	$56,219
Cumulative gap to total assets	13.96%	3.69%	(1.81%)	13.15%

(1)	Loans are included in the earlier period in which interest rates are next scheduled to adjust or in which they are due.

No adjustment has been made for scheduled repayments or for anticipated prepayments.

(2)	Interest-bearing demand deposits and savings are segmented based on the percentage of decay method.

The decay rates used include “90 days or less” 8%, “ >90 days but <1 year” 25% and “1-5 years” 67%.

(3)	Money market deposits are segmented based on the percentage of decay method.

The decay rates used include “90 days or less” 17%, “>90 days but < 1 year” 50% and “1-5 years” 33%.

(4)	Includes Federal Home Loan Bank and Atlantic Central Bankers Bank stock which is included in Other Assets on the Consolidated Financial Statements.
(5)	Does not include loans in nonaccrual status, deposit overdrafts, unposted items or deferred fees on loans.
(6)	Investments are included in the earlier period in which interest rates are next scheduled to adjust or in which they are due.

Included are U.S. Government Agency step-up bonds characterized by having tiered interest rates over their life.

Due to this feature these securities have been reallocated from their matuity date to their next step-up date.

The specific impact of this policy by timeframe is as follows: “90 days or less” increased $8,872, “>90 days but < 1 year” increased $991, “1-5 years” decreased $5,937 and “>5 years” decreased $3,926.

As this report shows, the Company was in an asset sensitive position at June 30, 2007. This means that in the one year time frame there were more interest-sensitive assets than liabilities. Management believes that this sensitivity level is acceptable in light of the current interest rate environment. We have limited our certificate of deposit special rates in order to attract the majority of these liabilities to short term products, which has moved the balance sheet closer to a balanced position.

The second report used to monitor interest rate risk is the Interest Rate Shock Analysis. This tool attempts to determine the affect on income of various shifts in the interest rate environment. In particular, a shift of 200 basis points, or 2% in interest rates, is the industry standard. Given a downward shift of 200 basis points, net interest income would decrease by $539,000 or 3.1% while net income would decrease $401,000 or 5.7%. The results of a potential shift of 200 basis points in either direction are well within internal policy guidelines. If the results were not tolerable, our policy would determine that management should reallocate the Balance Sheet in order to maintain compliance with the policy. If interest rates were to immediately increase 200 basis points, the economic value of equity (EVE) would decline $3,997,000 or 8.2%. The economic value of equity is sometimes referred to as the present value of equity and is presented as one more statistic to monitor in managing interest rate risk.

	100 basis points				200 basis points
	Up		Down		Up		Down
	Amount	%	Amount	%	Amount	%	Amount	%
Net interest income	$347	1.98%	$(250)	-1.42%	$629	3.58%	$(539)	-3.07%
Net income	$260	3.70%	$(146)	-2.07%	$460	6.55%	$(401)	-5.71%
EVE	$(1,436)	-2.94%	$1,404	2.87%	$(3,997)	-8.17%	$2,334	4.77%

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

PART II—OTHER INFORMATION

Item 1—Legal Proceedings

NONE

Item 1a.—Risk Factors

There were no material changes to the risk factors described in Item 1a. in Dimeco’s Annual Report on Form 10K for the period ended December 31, 2006.

Item 2—Unregistered Sales of Equity Securities and Use of Proceeds

	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs
04/01/07 to 04/30/07	—	$—	—
05/01/07 to 05/31/07	—	$—	—
06/01/07 to 06/31/07	10,000	$48.50	10,000

Total	10,000	$48.50	10,000	129,849

Item 3—Defaults upon Senior Securities

NONE

Item 4—Submissions of Matters to a Vote of Security Holders

The following represents the result of matters submitted to a vote of shareholders at the Annual Meeting held on April 26, 2007:

1.	Election of Directors:

The following directors were re-elected with terms to expire in 2010:

	For	Withhold Authority
William E. Schwarz	1,168,907	36,982
Henry M. Skier	1,169,529	36,359

2.	S.R. Snodgrass, A.C. was elected as the company’s Independent Auditors for the year ended December 31, 2007 by the following vote:

For	1,204,795
Against	411
Abstain	682

Item 5— Other Information

NONE

Item 6—Exhibits

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

DIMECO, INC.

Date: August 9, 2007	By:	/s/ Gary C. Beilman
Gary C. Beilman
President and Chief Executive Officer

Date: August 9, 2007	By:	/s/ Maureen H. Beilman
Maureen H. Beilman
Chief Financial Officer