Form 10-Q
period 2007-09-30
DIMECO INC
filed 2007-11-14
CIK 898037

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OF 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

or

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

As of November 1, 2007, the registrant had outstanding 1,521,990 shares of its common stock, par value $.50 share.

Dimeco, Inc.

Dimeco, Inc.

CONSOLIDATED BALANCE SHEET (unaudited)

	September 30, 2007	December 31, 2006
(in thousands)
Assets
Cash and due from banks	$5,797	$6,684
Interest-bearing deposits in other banks	23	2,287
Federal funds sold	2,835	10,000

Total cash and cash equivalents	8,655	18,971
Mortgage loans held for sale	262	—
Investment securities available for sale	62,546	67,266
Loans (net of unearned income of $735 and $777)	343,440	305,291
Less allowance for loan losses	5,046	4,469

Net loans	338,394	300,822
Premises and equipment	5,667	5,731
Accrued interest receivable	1,945	1,798
Bank-owned life insurance	8,126	5,892
Other assets	4,008	3,097

TOTAL ASSETS	$429,603	$403,577

Liabilities
Deposits :
Noninterest-bearing	$34,137	$34,172
Interest-bearing	324,416	303,945

Total deposits	358,553	338,117
Short-term borrowings	10,758	12,705
Other borrowed funds	17,947	13,763
Accrued interest payable	1,368	1,428
Other liabilities	2,299	2,227

TOTAL LIABILITIES	390,925	368,240

Stockholders' Equity
Common stock, $.50 par value; 5,000,000 shares authorized; 1,573,290 and 1,568,024 shares issued	787	784
Capital surplus	4,920	4,775
Retained earnings	34,981	31,355
Accumulated other comprehensive income (loss)	17	(35)
Treasury stock, at cost (53,000 and 43,000 shares)	(2,027)	(1,542)

TOTAL STOCKHOLDERS' EQUITY	38,678	35,337

TOTAL LIABILITES AND STOCKHOLDERS' EQUITY	$429,603	$403,577

See accompanying notes to the unaudited consolidated financial statements.

Dimeco, Inc.

CONSOLIDATED STATEMENT OF INCOME (unaudited)

	For the three months ended September 30,		For the nine months ended September 30,
(in thousands, except per share)	2007	2006	2007	2006
Interest Income
Interest and fees on loans	$6,785	$5,596	$19,163	$15,609
Investment securities:
Taxable	795	624	2,486	1,738
Exempt from federal income tax	98	60	247	160
Other	27	45	184	178

Total interest income	7,705	6,325	22,080	17,685

Interest Expense
Deposits	2,828	2,161	8,409	5,785
Short-term borrowings	104	108	280	284
Other borrowed funds	221	156	556	505

Total interest expense	3,153	2,425	9,245	6,574

Net Interest Income	4,552	3,900	12,835	11,111
Provision for loan losses	300	185	750	400

Net Interest Income After Provision for Loan Losses	4,252	3,715	12,085	10,711

Noninterest Income
Services charges on deposit accounts	399	361	1,187	1,099
Mortgage loans held for sale gains, net	33	54	98	167
Brokerage commissions	133	87	329	264
Other income	356	256	957	751

Total noninterest income	921	758	2,571	2,281

Noninterest Expense
Salaries and employee benefits	1,504	1,330	4,375	3,925
Occupancy expense, net	185	189	589	597
Furniture and equipment expense	123	132	394	382
Other expense	653	665	2,089	2,156

Total noninterest expense	2,465	2,316	7,447	7,060

Income before income taxes	2,708	2,157	7,209	5,932
Income taxes	851	689	2,256	1,889

NET INCOME	$1,857	$1,468	$4,953	$4,043

Earnings per Share—basic	$1.22	$0.96	$3.25	$2.65

Earnings per Share—diluted	$1.18	$0.93	$3.13	$2.57

Dividends per share	$0.29	$0.26	$0.87	$0.78

Average shares outstanding—basic	1,520,024	1,523,958	1,525,500	1,524,777
Average shares outstanding—diluted	1,578,255	1,573,677	1,582,179	1,573,484

See accompanying notes to the unaudited consolidated financial statements.

Dimeco, Inc.

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2007	2006	2007	2006
Net income	$1,857	$1,468	$4,953	$4,043

Other comprehensive gain:
Unrealized gain on available for sale securities	302	424	79	284
Income tax expense related to other comprehensive income	103	144	27	96

Other comprehensive gain, net of tax	199	280	52	188

Comprehensive income	$2,056	$1,748	$5,005	$4,231

See accompanying notes to the unaudited consolidated financial statements.

Dimeco, Inc.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (unaudited)

	Common Stock	Capital Surplus	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Stockholders' Equity
(amounts in thousands)
Balance, December 31, 2006	$784	$4,775	$31,355	$(35)	$(1,542)	$35,337

Net income			4,953			4,953

Unrealized gain on available for sale securities, net of tax expense of $27				52		52
Exercise of stock options (5,266 shares)	3	145				148
Purchase treasury stock (10,000 shares)					(485)	(485)
Cash dividends ($.87 per share)			(1,327)			(1,327)

Balance, September 30, 2007	$787	$4,920	$34,981	$17	$(2,027)	$38,678

See accompanying notes to the unaudited consolidated financial statements.

Dimeco, Inc.

CONSOLIDATED STATEMENT OF CASH FLOWS (unaudited)

(in thousands)
For the nine months ended September 30,	2007	2006
Operating Activities
Net income	$4,953	$4,043
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	750	400
Depreciation and amortization	529	558
Amortization of premium and discount on investment securities, net	(1,631)	(800)
Amortization of net deferred loan origination fees	(123)	(91)
Origination of loans held for sale	(5,237)	(5,710)
Proceeds from sale of loans	5,072	5,821
Mortgage loans sold gains, net	(98)	(167)
Increase in accrued interest receivable	(147)	(271)
Increase (decrease) in accrued interest payable	(60)	59
Deferred federal income taxes	(285)	(131)
Earnings on bank owned life insurance	(263)	—
Other, net	(296)	(361)

Net cash provided by operating activities	3,164	3,350

Investing Activities
Investment securities available for sale:
Proceeds from maturities or paydown	243,677	181,920
Purchases	(237,246)	(182,001)
Net increase in loans	(38,199)	(16,704)
Redemption of Federal Home Loan Bank stock	459	659
Purchase of Federal Home Loan Bank stock	(847)	(623)
Purchase of bank-owned life insurance	(2,000)	—
Purchase of premises and equipment	(332)	(124)

Net cash used for investing activities	(34,488)	(16,873)

Financing Activities
Net increase in deposits	20,436	27,780
Increase (decrease) in short-term borrowings	(1,947)	3,416
Proceeds from borrowed funds	6,900	1,225
Repayment of other borrowed funds	(2,716)	(3,810)
Purchase of treasury stock	(485)	(480)
Proceeds from exercise of stock options	148	158
Cash dividends paid	(1,328)	(1,188)

Net cash provided by financing activities	21,008	27,101

Increase (decrease) in cash and cash equivalents	(10,316)	13,578

Cash and cash equivalents at beginning of period	18,971	8,477

Cash and cash equivalents at end of period	$8,655	$22,055

Amount paid for interest	$9,305	$6,515

Amount paid for income taxes	$2,439	$1,959

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

In September 2006, the FASB reached consensus on the guidance provided by Emerging Issues Task Force Issue 06-4 (“EITF 06-4”), Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements. The guidance is applicable to endorsement split-dollar life insurance arrangements, whereby the employer owns and controls the insurance policy, that are associated with a postretirement benefit. EITF 06-4 requires that for a split-dollar life insurance arrangement within the scope of the Issue, an employer should recognize a liability for future benefits in accordance with FAS No. 106 (if, in substance, a postretirement benefit plan exists) or Accounting Principles Board Opinion No. 12 (if the arrangement is, in substance, an individual deferred compensation contract) based on the substantive agreement with the employee. EITF 06-4 is effective for fiscal years beginning after December 15, 2007. The Company is currently evaluating the impact the adoption of the EITF will have on the Company’s results of operations or financial condition.

Stock Options

The Company maintains a stock option plan for key officers and non-employee directors. There were no options granted in 2006 or 2007.

As of September 30, 2007 and 2006, there was no unrecognized compensation cost to unvested share-based compensation awards granted.

NOTE 2 – EARNINGS PER SHARE

There are no convertible securities which would affect the numerator in calculating basic and diluted earnings per share; therefore, net income as presented on the Consolidated Statement of Income (unaudited) will be used as the numerator. The following table sets forth the composition of the weighted-average common shares (denominator) used in the basic and diluted earnings per share computation:

	Three months ended September 30,		Nine months ended September 30,
	2007	2006	2007	2006
Weighted average common stock outstanding	1,573,024	1,559,393	1,571,907	1,556,773
Average treasury stock	(53,000)	(35,435)	(46,407)	(31,996)

Weighted average common stock and common stock equivalents used to calculate basic earnings per share	1,520,024	1,523,958	1,525,500	1,524,777
Additional common stock equivalents (stock options) used to calculate diluted earnings per share	58,231	49,719	56,679	48,707

Weighted average common stock and common stock equivalents used to calculate diluted earnings per share	1,578,255	1,573,677	1,582,179	1,573,484

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

Total assets were $429,603,000 at September 30, 2007, representing growth of $26,026,000 or 6.4% greater than reported for December 31, 2006.

Cash and cash equivalents declined $10,316,000 or 54.4% as these liquid monies were invested in loans during the period.

Investment securities available for sale declined $4,720,000 or 7.0% during 2007. Investments in callable U.S. government agency bonds were called when market interest rates were lower than the step up rate, resulting in a decline of $5,857,000 in this type investment. Investments in short-term commercial paper also declined during the period, resulting in $1,956,000 or 5.6% less than at the beginning of the year. Management purchased $3,471,000 of tax-exempt municipal bonds during the period, resulting in an increase of 47.3% in this type security. These bonds have been purchased mainly to pledge for public fund deposits and to extend maturities in smaller dollar amounts over longer time frames.

Loans increased by $38,149,000 or 12.5% from December 31, 2006 to total outstanding of $343,440,000 as of September 30, 2007. Loans secured by commercial real estate increased by $27,322,000 or 16.00%. The Bank continues to develop a niche in the children’s summer camp industry. Several large commercial real estate mortgages were granted to this sector during this period. Loans to a variety of other businesses have contributed to increase total balances in the commercial real estate mortgage category. Residential mortgage lending remains relatively stable from year to year. The bank closed 61 mortgages in 2007 as compared to 63 during the same period in 2006. All other loan categories remained relatively stable from year to year.

As we have noted in previous reports, the bank does not originate subprime mortgage loans and therefore has not had the problems that the industry has been experiencing with this type of lending. Community banks in general have not participated in this or any other predatory lending. These types of programs are not consistent with Dimeco’s mission statement which provides for our subsidiary, The Dime Bank, to provide services consistent with sound, prudent principles and to fulfill the social, economic, moral and political considerations associated with a responsible, well-run financial institution.

Bank-owned life insurance increased $2,234,000 or 37.9% over the period due to earnings along with the purchase of additional life insurance of $2,000,000 in the first quarter of 2007.

Total deposits increased $20,436,000 or 6.0% since December 31, 2006. Interest-bearing transaction accounts increased $14,996,000 or 37.9% due mainly to the seasonal receipts of tax dollars. Local school taxes are due by September 30 with discounts available for payment before this date. These funds are deposited in interest-bearing checking accounts until the taxing authority places the funds in certificates of deposit at local financial institutions. Early in October the bank was successful in bidding for $19,450,000 of certificates of deposit, which resulted in a decline of $12,383,000 in interest-bearing checking deposits. In addition, balances of money market deposits increased $6,441,000 or 18.3% during 2007. The bank pays interest using a tiered rate structure which allows us to compete favorably with local financial institutions, paying a slight discount to rates offered by larger institutions and brokerage houses for the highest balances. This strategy has allowed the bank to pay the higher rates only on large deposits and gives those customers a competitive rate combined with the ability to keep their deposits here.

Short-term borrowings declined $1,947,000 or 15.3% over the period. These borrowings are comprised entirely of commercial sweep accounts (securities sold under agreements to repurchase). Although the number of customers using this product has remained fairly stable over the period, the dollars invested by these customers has declined. With very competitive interest rates offered on certificates of deposit, many commercial customers have chosen to move funds that are not needed for immediate use into these longer term products. The bank has established a method to ease the paper and time requirements for business customers to invest in certificates of deposit.

Other borrowed funds increased $4,184,000 or 30.4% during the first nine months of the year. During the second quarter of 2007, we borrowed $6,900,000 from the Federal Home Loan Bank of Pittsburgh in order to lock in an interest spread on the funding of long term, fixed rate loans to commercial customers. A borrowing of $2,000,000 matured in June 2007 and was repaid along with regularly scheduled principal payments of $716,000 during the period.

Stockholders’ equity increased $3,341,000 or 9.5% during 2007, mainly attributable to earnings of $4,953,000. Dividends of $1,327,000 offset retained earnings and the purchase of 10,000 shares of treasury stock utilized $485,000. Regulatory ratios remain strong with capital ratios of 11.4% total risk-based capital and 10.2% Tier I capital and a Tier I leverage ratio of 9.2%. The regulatory minimums for these ratios are 8.0%, 4.0% and 3.0%, respectively.

Results of Operations

Comparison of the three months ended September 30, 2007 and 2006

Net income for the quarter ended September 30, 2007 was $1,857,000, representing an increase of $389,000 or 26.5% over the same quarter of 2006.

Net interest income of $4,552,000 represented an increase of $652,000 or 16.7% over that recorded for the third quarter of 2006. Interest and fees earned on loans was $6,785,000, an increase of $1,189,000 or 21.2% greater in 2007 than in 2006. The average balance of the portfolio increased $37,920,000 or 12.9% over the period and the average interest rate of the portfolio increased by .6% from 2006 to 2007, resulting in an average rate earned of 8.10% in 2007. Approximately 73% of our loan portfolio carries a variable interest rate which has increased over the previous year even though the prime interest rate declined in September 2007. Over half of these variable rate loans reprice on an annual basis thereby showing a lag in both rising and falling market conditions. During 2007 we experienced increases in our loan rates based upon 2006 increases in the prime rate.

Interest earned on taxable investments increased $171,000 or 27.4% in the third quarter of 2007 as compared to 2006. The average rate earned on the portfolio for the third quarter of 2007 was 5.41%, an increase of .42% over that earned in the same quarter of 2006. Each type of investment category showed a slight average rate increase with the exception of corporate bonds and equity investments. Each of these categories had purchases in 2007 made in a lower market rate environment than assets that were purchased previously. Taxable investments increased $8,603,000 or 17.4% on average in 2007 over the average balance for the same quarter of 2006.

Interest expense increased $728,000 or 30.0% during the third quarter of 2007 as compared to 2006. Interest paid on deposits increased $667,000 or 30.9% in 2007 over the same quarter in 2006. The average balance of interest-bearing deposits increased $40,623,000 or 15.1% while the average interest rate paid increased by .44% to 3.61% for the third quarter of 2007. Of all deposit products offered, average balances of certificates of deposit have increased the greatest, growing by $31,407,000 or 19.3% over the period. We have continued to offer competitive rates on certificates of deposit and are seeing a trend for customers to move funds from other types of lower-cost deposits into these certificates. We believe that the customers are actively looking for greater return on their investment while maintaining the security offered by FDIC insurance. Average balances of money market deposits increased $11,265,000 or 37.9% for the third quarter of 2007 as compared to the same period of 2006. The average interest rate paid for these deposits increased .30% to 3.81% due to a greater number of deposits in the highest interest rate tiers.

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

Provision for loan loss expense was $300,000 in the third quarter of 2007, an increase of $115,000 or 62.2% greater than in 2006. We analyze the loan portfolio to determine what amount we believe is necessary for an adequate balance in the allowance for loan loss in order to determine the provision expense.

Noninterest income increased $163,000 or 21.5% in the third quarter of 2007 as compared to 2006. Service charges on deposit accounts increased $38,000 or 10.5% in 2007 versus 2006 based on the greater number of accounts serviced. Gains which were earned on the sale of mortgage loans declined $21,000 or 38.9% from 2006 to 2007. Opportunities for gains in the third quarter of 2006 were associated with changes in market interest rates and we were able to originate loans with rates that could be sold at a greater premium than in the current year. We regularly evaluate the criteria, including prepayment speeds, used to calculate the value of mortgage servicing rights. In the second half of 2006, we determined that the prepayment speed used to calculate the values should be lower. The value of these rights is included in the gain or loss on the sale of loans in the secondary market and therefore the benefit earned in 2007 was lower than in 2006. Other income increased $100,000 or 39.1% over a year earlier, due to a number of factors. Earnings on bank-owned life insurance were $32,000 or 54.2% greater in 2007 than in 2006 due to the purchase of additional life insurance in the first quarter of 2007 and higher rates earned on the existing policies. Interchange fees earned on our customers’ use of debit cards increased $19,000 or 32.2% in the third quarter of 2007 as compared to the same period in 2006 since we have increased the number of customers using cards over the past year. In addition, amortization of the value of mortgage servicing rights declined $17,000 or 49.0% in the third quarter of 2007 compared to 2006. This amortization is classified as an offset to participation fees earned on the servicing of loans for others and is therefore properly reported as a component of noninterest income. In 2006, more loans paid off early, accelerating the amortization expense associated with the servicing of the loans. Variances in several other earning categories are responsible for the additional income reported, no one of which was material alone.

Salaries and employee benefits increased $173,000 or 13.0% in the third quarter of 2007 as compared to 2006. Wages increased $99,000 or 10.6% in 2007 as compared to 2006 due to annual salary increases combined with four additional full time equivalent employees in 2007. Expenses related to changes in the supplemental executive retirement plans for key officers increased $22,000 or 146.0% in conjunction with the increased benefits offered in the plan. Employee benefits increased in relation to higher wages and having more employees who were eligible for benefits in the current year, adding $42,000 or 10.4% more in 2007 than in 2006.

Federal income taxes increased $162,000 or 23.5% in the third quarter of 2007 compared to the same quarter in 2006. Income before taxes increased $551,000 or 25.5% for the same period, necessitating the additional tax expense.

Comparison of the nine months ended September 30, 2007 and 2006

Net income for 2007 increased $910,000 or 22.5% over the nine months ended September 30, 2006. Net interest income increased $1,724,000, or 15.5%, over that recorded in 2006.

Interest income increased $4,395,000 or 24.9% in 2007 compared to 2006. As a community bank, interest earned on loans is the largest component of income. This category increased $3,554,000 or 22.8% based on a combination of $30,025,000 more in the average balance and an increase of .81% in the average interest rate received on loans. Variable rate loans comprise 73% of the loan portfolio and rates on these loans have increased during the first nine months of the year. It has been our practice to fix the interest rate on commercial real estate loans for up to three years after which the interest rate varies with changes in the prime rate. Many loans which were granted during a lower point in the interest rate cycle have re-priced to higher interest rates, accounting for the increase in the average interest rate earned on loans in 2007.

Interest earned on taxable investments increased $748,000 or 43.0% during the first nine months of 2007 as compared to the same period in 2006. Over that time, the average portfolio increased $14,468,000 or 29.8% while the average interest rate earned on the bonds increased 49 basis points to 5.26%. We have continued to replace the majority of investment maturities and additional funds in short-term commercial paper to continue to have liquidity and our belief that interest rates for longer term bonds do not fit our return criteria at this time.

Interest expense increased $2,671,000 or 40.6% in 2007 as compared to 2006. Interest paid on deposits is the greatest expense for community banks. This category accounted for an increase of $2,624,000 or 45.4% more in the current year than in 2006. The average balance of interest-bearing deposits increased by $45,008,000 or 17.0% while the average interest rate paid increased 71 basis points to 3.64% in 2007. The average balance of money market accounts increased $11,356,000 or 40.9% over this time while the average interest rate paid grew by .81%. The average balance of certificates of deposit increased $37,746,000 or 23.7% over balances in 2006 and the average interest rate paid increased by .67% to 4.68% in 2007. Management has continued to offer very competitive interest rates on special short term certificates in order to maintain current deposits and attract new customers. Local competition for deposits continues to be strong. We believe that people are regaining confidence in the market and have become more proficient at shopping for the best interest rates when investing in certificates of deposit with much less regard to being loyal to one institution.

The provision for loan loss increased $350,000 or 87.5% due to management’s analysis of risk inherent in the loan portfolio. We have reviewed the analysis of the allowance for loan loss and believe that the level is adequate.

Noninterest income increased $290,000 or 12.7% to $2,571,000 in 2007 from income earned in 2006. Service charges on deposit accounts increased $88,000 or 8.0% based on a greater number of deposit accounts which are eligible for these fees. Gains on mortgage loans sold in the secondary market declined $69,000 or 41.3%. During the first nine months of 2006 gains were greater because we were able to originate loans with rates that could be sold at a greater premium than in the current year. In addition, we regularly evaluate the criteria, including prepayment speeds, used to calculate the value of mortgage servicing rights. In the second half of 2006, we determined that the prepayment speed used to calculate the values should be lower, thereby recognizing less gain on each sale since the value of these rights is included in the gain on the sale of loans in the secondary market. Other income increased $206,000 or 27.4%. In 2006 we recognized a recovery in market value of $60,000 in mortgage servicing rights which was not matched in 2007. Offsetting this decline in noninterest income were increases in several other categories. Earnings on the cash surrender value of life insurance policies increased $93,000 or 54.8% due to new policy purchases combined with an increase in the variable earnings rate on existing policies. Interchange fees earned on our customers’ use of debit cards increased $60,000 or 39.4% due to additional cards placed in service during the past year. Income relating to the merchant credit card program increased $28,000 or 31.7% in 2007 because a one-time refund was processed in 2006; we did not have a comparable situation in 2007. Income recognized from TDB Insurance Services, LLC, a wholly-owned subsidiary of The Dime Bank, increased $25,000 or 53.0% in 2007 with a greater number of customers utilizing our title insurance service. Variances in several other earning categories are responsible for the additional income reported, no one of which was material alone.

Salaries and employee benefits expense increased $450,000 or 11.5%. Salaries increased $269,000 or 9.8% in 2007 over the first nine months of 2006 due to normal annual salary increases along with the addition of four full time equivalent employees during that period. Employee incentives are accrued based on certain goals which are established in the beginning of each year. The trigger of these goals is related to return on equity for the Company, a ratio that is at its highest level for the employee incentives. All other goals have been achieved for the year; therefore the accrual of incentives has increased $47,000 or 16.3% over the previous year. Benefits relating to changes in the supplemental executive retirement plans for key officers increased expense by $65,000 in 2007. The remaining increase in costs is associated with employee benefits offered.

Income taxes increased $367,000 or 19.4% in 2007 as compared to 2006. Income before income taxes increased $1,277,000 or 21.5% during the same period. The increase in federal income tax is at a lower percentage growth due to a combination of a increase of $3,069,000 or 59.1% in the average balance of tax-exempt municipal bonds and $1,717,000 or 49.0% in tax-exempt municipal loans during the period. As stated previously, we have made an effort to invest in tax-exempt assets as opportunities for comparable interest rates on a tax equivalent basis arise.

Liquidity and Cash Flows

To ensure that the Company can satisfy customer credit needs for current and future commitments and deposit withdrawal requirements, the Bank manages the liquidity position by ensuring that there are adequate short-term funding sources available for those needs. Liquid assets consist of cash and due from banks, federal funds sold, interest-bearing deposits with other banks and investment securities maturing in one year or less. The following table shows these liquidity sources, minus short-term borrowings, as of September 30, 2007 compared to December 31, 2006:

	September 30, 2007	December 31, 2006
(dollars in thousands)
Cash and due from banks	$5,797	$6,684
Interest-bearing deposits with other banks	23	2,287
Federal funds sold	2,835	10,000
Mortgage loans held for sale	262	—
Investment securities maturing or repricing in one year or less	41,432	54,714

	50,349	73,685
Less short-term borrowings	10,758	14,705

Net liquidity position	$39,591	$58,980

As a percent of total assets	9.2%	14.6%

Short-term borrowings includes the portion of long-term debt that matures within the next twelve months.

The Bank has the ability to borrow from the Federal Home Loan Bank of Pittsburgh with the maximum borrowing capacity at September 30, 2007 of $78 million. Other sources of liquidity are cash flows from regularly scheduled and prepayments of loans, sales or maturities in the investment portfolio, sales of residential mortgages in the secondary market, operating income and deposit growth. The Consolidated Statement of Cash Flows specifically details the contribution of each source.

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

Risk Elements

The table below presents information concerning nonperforming assets including nonaccrual loans, renegotiated loans, loans 90 days or more past due, other real estate loans and repossessed assets at September 30, 2007 and December 31, 2006. A loan is classified as nonaccrual when, in the opinion of management, there are doubts about collectability of interest and principal. At the time the accrual of interest is discontinued, future income is recognized only when cash is received. Impaired loans are recognized according to FASB 114, “Accounting by Creditors for Impairment of a Loan – Income Recognition and Disclosure.”

	September 30, 2007	December 31, 2006
(dollars in thousands)
Loans on nonaccrual basis	$448	$426
Loans past due 90 days or more	412	290
Impaired loans	—	—

Total nonperforming loans	860	716
Other real estate	—	—
Repossessed assets	—	7

Total nonperforming assets	$860	$723

Nonperforming loans as a percent of total loans	0.3%	0.2%

Nonperforming assets as a percent of total assets	0.2%	0.2%

Allowance for loan loss as a percent of loans	1.47%	1.46%

Management believes the level of the allowance for loan losses at September 30, 2007 is adequate to cover probable losses inherent in the loan portfolio. The relationship between the allowance for loan losses and outstanding loans is a function of the credit quality and known risk attributed to the loan portfolio. The on-going loan review program, along with management analysis, is used to determine the adequacy of the allowance for loan losses.

At September 30, 2007 there were loans classified as impaired under the terms of FAS No. 114, “Accounting by Creditors for Impairment of a Loan – Income Recognition and Disclosure” of $3,126,000 with a related allowance for loan loss of $1,446,000. The average balance of these loans was $3,232,000 in 2007. Interest recognized on these loans was $196,000 in 2007. There were no loans in this category on September 30, 2006.

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

Statement of Interest Sensitivity Gap

	90 days or less	>90 days but < 1 year	1 - 5 years	>5 years	Total
Assets:
Interest-bearing deposits in other banks and federal funds sold	$2,858	$—	$—	$—	$2,858
Mortgage loans held for sale	262	—	—	—	262
Investment securities available for sale (4) (6)	37,062	4,370	10,349	12,067	63,848
Loans (1) (5)	94,366	81,719	95,697	71,405	343,187

Rate sensitive assets	$134,548	$86,089	$106,046	$83,472	$410,155

Liabilities:
Interest-bearing deposits:
Interest-bearing demand (2)	$4,363	$13,634	$36,537	$—	$54,534
Money market (3)	7,092	20,858	13,767	—	41,717
Savings (2)	2,633	8,227	22,049	—	32,909
Time deposits	52,900	98,876	43,480	—	195,256
Short-term borrowings	10,757	—	—	—	10,757
Other borrowings	286	877	6,199	10,585	17,947

Rate sensitive liabilities	$78,031	$142,472	$122,032	$10,585	$353,120

Interest sensitivity gap	$56,517	$(56,383)	$(15,986)	$72,887	$57,035
Cumulative gap	$56,517	$134	$(15,852)	$57,035
Cumulative gap to total assets	13.16%	0.03%	(3.69)%	13.28%

(1)	Loans are included in the earlier period in which interest rates are next scheduled to adjust or in which they are due.

No adjustment has been made for scheduled repayments or for anticipated prepayments.

(2)	Interest-bearing demand deposits and savings are segmented based on the percentage of decay method.

The decay rates used include "90 days or less" 8%, " >90 days but <1 year" 25% and "1-5 years" 67%.

(3)	Money market deposits are segmented based on the percentage of decay method.

The decay rates used include "90 days or less" 17%, ">90 days but < 1 year" 50% and "1-5 years" 33%.

(4)	Includes Federal Home Loan Bank and Atlantic Central Bankers Bank stock which is included in Other Assets on the Consolidated Financial Statements.
(5)	Does not include loans in nonaccrual status, deposit overdrafts, unposted items or deferred fees on loans.
(6)	Investments are included in the earlier period in which interest rates are next scheduled to adjust or in which they are due.

Included are U.S. Government Agency step-up bonds characterized by having tiered interest rates over their life.

Due to this feature these securities have been reallocated from their maturity date to their next step-up date.

The specific impact of this policy by timeframe is as follows: "90 days or less" increased $997, ">90 days but < 1 year" increased $994, "1-5 years" increased $1,000 and ">5 years" decreased $2,991.

As this report shows, the Company was nearly balanced at September 30, 2007 with .03% of the assets maturing or repricing before liabilities in that time frame. As interest rates are in flux, this is the most conservative position for a financial institution.

The second report used to monitor interest rate risk is the Interest Rate Shock Analysis. This tool attempts to determine the affect on income of various shifts in the interest rate environment. In particular, a shift of 200 basis points, or 2% in interest rates, is the industry standard. Given a downward shift of 200 basis points, net interest income would decrease by $865,000 or 4.9% while net income would decrease $618,000 or 9.4%. The results of a potential shift of 200 basis points in either direction are well within internal policy guidelines. If the results were not tolerable, our policy would determine that management should reallocate the Balance Sheet in order to maintain compliance with the policy. If interest rates were to immediately increase 200 basis points, the economic value of equity (EVE) would decline $2,847,000 or 5.5%. The economic value of equity is sometimes referred to as the present value of equity and is presented as one more statistic to monitor in managing interest rate risk.

	100 basis points				200 basis points
	Up		Down		Up		Down
	Amount	%	Amount	%	Amount	%	Amount	%
Net interest income	$499	2.84%	$(411)	-2.34%	$962	5.47%	$(865)	-4.92%
Net income	$352	5.35%	$(295)	-4.47%	$681	10.34%	$(618)	-9.37%
EVE	$(1,173)	-2.26%	$1,061	2.04%	$(2,847)	-5.49%	$1,870	3.60%

CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

As of September 30, 2007 an evaluation was performed under the supervision and with the participation of the Company’s management, including the CEO and CFO, on the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the Company’s management, including the CEO and CFO, concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2007. There have been no significant changes in the Company’s internal controls over financial reporting or in other factors that could significantly affect internal controls during the quarter.

Disclosure controls and procedures are the controls and other procedures that are designed to ensure that the information required to be disclosed by the Company in its reports filed and submitted under the Securities Exchange Act of 1934, as amended (“Exchange Act”) is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in its reports filed under the Exchange Act is accumulated and communicated to the Company’s management, including the principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in internal controls

There were no significant changes in the Registrant’s internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II—OTHER INFORMATION

Item 1	—	Legal Proceedings

NONE

Item 1a.	—	Risk Factors

There were no material changes to the risk factors described in Item 1a. in Dimeco’s Annual Report on Form 10K for the period ended December 31, 2006.

Item 2	—	Unregistered Sales of Equity Securities and Use of Proceeds

	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs
07/01/07 to 07/31/07	—	$—	—
08/01/07 to 08/31/07	—	$—	—
09/01/07 to 09/30/07	—	$—	—

Total	—	$—	—	129,849

Item 3	—	Defaults upon Senior Securities

Item 4	—	NONE

Item 5	—	Other Information

NONE

Item 6	—	Exhibits

Form 8K—Report on October 23, 2007—News Release of Registrant

Exhibit Number:
31.1	Certification Pursuant to 15 U.S.C. Section 10A, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2003

31.2	Certification Pursuant to 15 U.S.C. Section 10A, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2003

32	Certification Pursuant to 18 U.S.C. Section 1350

99	Report of Independent Registered Public Accounting Firm

The following exhibits are included in this Report or incorporated herein by reference:

3(i)	Articles of Incorporation of Dimeco, Inc.*

3(ii)	Amended Bylaws of Dimeco, Inc.****

10.1	2000 Independent Directors Stock Option Plan**

10.2	2000 Stock Incentive Plan***

10.3	Form of Salary Continuation Plan for Executive Officers****

*	Incorporated by reference to the Exhibit 3A to the Form S-4 (File No. 333-58936) filed with the Commission on February 26, 1993.
**	Incorporated by reference to Exhibit 99.1 to the Form S-8 (File No. 333-69420) filed with the Commission on September 14, 2002.
***	Incorporated by reference to Exhibit 99.1 to the Form S-8 (File No. 333-69416) filed with the Commission on September 14, 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused the report to be signed on its behalf by the undersigned, thereunto duly authorized.

DIMECO, INC.

Date: November 9, 2007	By:	/s/ Gary C. Beilman
Gary C. Beilman
President and Chief Executive Officer

Date: November 9, 2007	By:	/s/ Maureen H. Beilman
Maureen H. Beilman
Chief Financial Officer