Form 10-K
period 2007-12-31
DIMECO INC
filed 2008-03-21
CIK 898037

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2007

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

Common Stock, $.50 par value
Title of Class

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    ☐YES    ☒  NO

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    ☐  YES    ☒  NO

Indicate by check mark whether the registrant: (l) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  YES    ☐  NO

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    ☐  YES    ☒  NO

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was approximately $62 million as of June 29, 2007 based on the last sale ($48.25 per share) reported on the OTC Bulletin Board as of that date. Solely for purposes of this calculation, the term “affiliate” refers to all directors and executive officers of the registrant and all stockholders beneficially owning more than 5% of the registrant’s common stock.

As of March 1, 2008, there were issued and outstanding 1,522,900 shares of the registrant’s common stock.

DOCUMENTS INCORPORATED BY REFERENCE

1.	Portions of the Registrant’s Annual Report to Stockholders for the fiscal year ended December 31, 2007. (Part II)

2.	Portions of the Registrant’s definitive Proxy Statement for the 2008 Annual Meeting of Shareholders. (Part III)

DIMECO, INC.

ANNUAL REPORT ON FORM 10-K

for the fiscal year ended December 31, 2007

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

These forward-looking statements involve risks and uncertainties, such as statements of the Company’s plans, objectives, expectations, estimates and intentions, that are subject to change based on various important factors (some of which, are beyond the Company’s control). The following factors, among others, could cause the Company’s financial performance to differ materially from the plans, objectives, expectations, estimates and intentions expressed in such forward-looking statements: the strength of the United States economy in general and the strength of the local economies in which the Company conducts operations; the effects of, and changes in, trade, monetary and fiscal policies and laws, including interest rate policies of the Board of Governors of the Federal Reserve System, inflation, interest rate, market and monetary fluctuations; the timely development of and acceptance of new products and services of the Company and the perceived overall value of these products and services by users, including the features, pricing and quality compared to competitors’ products and services; the willingness of users to substitute competitors’ products and services for the Company’s products and services; the success of the Company in gaining regulatory approval of its products and services, when required; the impact of changes in financial services’ laws and regulations (including laws concerning taxes, banking, securities and insurance); technological changes, acquisitions; changes in consumer spending and saving habits; and the success of the Company at managing these risks.

The Company cautions that this list of important factors is not exclusive. The Company does not undertake to update any forward-looking statement, whether written or oral, that may be made from time to time by or on behalf of the Company.

Item 1.	Business

General

The Company, a Pennsylvania corporation, is a bank holding company headquartered in Honesdale, Pennsylvania. At December 31, 2007, the Company had total consolidated assets, deposits and stockholders’ equity of approximately $434 million, $365 million and $40 million, respectively. The Company’s principal business is to serve as a holding company for its wholly-owned subsidiary, The Dime Bank (the “Bank”).

The Bank is a Pennsylvania-chartered commercial bank, originally organized in 1905. The Bank provides a comprehensive range of lending, depository and financial services to individuals and small to medium-sized businesses. The Bank’s deposit services range from traditional time, demand, and savings deposit accounts to sophisticated cash management products, including electronic banking and commercial sweep accounts. The Bank’s lending services include secured and unsecured commercial, real estate and consumer loans. The Bank also operates a trust department and an investment department which had $85 million in client assets under management at December 31, 2007. The Bank conducts business from five branch offices, located in Honesdale, Hawley, Damascus, Greentown and Dingmans Ferry, Pennsylvania, as well as maintaining two off-site ATM machines each located in Honesdale and Hawley, Pennsylvania and an Operations Center in Honesdale, Pennsylvania. The Bank plans to open an additional branch office in Palmyra Township in the fourth quarter of 2008. The Bank maintains a website at www.thedimebank.com.

In 2005, the Bank formed a 100% owned subsidiary, TDB Insurance Services, LLC in order to offer title insurance services in conjunction with the Bank’s lending function.

Competition

The Bank is one of many financial institutions serving its principal market area, which includes Wayne and Pike Counties, Pennsylvania and Sullivan County, New York. Such market areas are approximately 90 miles west of New York City. Pike County, Pennsylvania is one of the fastest growing counties in Pennsylvania. The competition for deposit products comes primarily from other insured financial institutions such as commercial banks, thrift institutions, credit unions, and multi-state regional banks in the Company’s market area. Based on data compiled by the FDIC as of June 30, 2007 (the latest date for which such information is available), the Bank had the largest share of FDIC-insured deposits in Wayne County with approximately 24% and the fourth largest share of FDIC-insured deposits in Pike County with approximately 14%. This data does not reflect deposits held by credit unions with which the Bank also competes. Deposit competition also includes a number of insurance products sold by local agents and investment products such as mutual funds and other securities sold by local and regional brokers. Loan competition varies depending upon market conditions and comes from other insured financial institutions such as commercial banks, thrift institutions, credit unions, multi-state regional banks, and mortgage brokers.

Lending Activities

General. The principal lending activity of the Bank is the origination of commercial real estate loans, residential mortgage loans, commercial and industrial loans, installment loans, and, to a lesser extent, construction and development loans, home equity loans, and agricultural loans. Generally, loans are originated in the Company’s primary market area of Pike and Wayne Counties, Pennsylvania and Sullivan County, New York. Substantially all of the Bank’s borrowers are located in these counties and would be expected to be affected by economic and other conditions in this area. In addition, at December 31, 2007, the Company had $80 million of loans granted to summer camps and recreational facilities in the northeastern United States. This amount of loans constituted approximately 23% of the loan portfolio. The Company does not believe that there are any other concentrations of loans or borrowers exceeding 10% of total loans.

Analysis of Loan Portfolio. Set forth below is selected data relating to the composition of the Bank’s loan portfolio by type of loan on the dates indicated. Prior period information has been reclassified to agree with current year presentation.

	At December 31,
	2007		2006		2005		2004		2003
(Dollars in thousands)	$	%	$	%	$	%	$	%	$	%
Loans secured by real estate:
Construction and development	$8,385	2.4%	$3,733	1.2%	$3,771	1.3%	$662	0.3%	$396	0.2%
Mortgage loans secured by farmland	1,869	0.5	1,775	0.6	1,879	0.7	1,786	0.7	1,644	0.7
Commercial loans secured by non-farm, non-residential properties	198,323	57.5	170,910	56.0	157,076	55.4	133,259	52.7	112,443	51.3
Secured by 1-4 family residential properties:
Home equity lines of credit	4,718	1.4	4,218	1.4	2,535	0.9	1,820	0.7	1,367	0.6
Mortgage loans	69,242	20.1	64,188	21.0	54,682	19.2	53,026	20.9	50,986	23.2
Commercial and industrial loans	39,337	11.4	38,502	12.0	41,289	19.2	41,795	20.9	32,200	23.2
Installment loans	15,656	4.5	16,258	5.3	17,895	6.3	17,517	6.9	18,968	8.6
Other loans:
Agriculture	879	0.3	1,132	0.4	858	0.3	602	0.2	465	0.2
Other	6,349	1.9	4,575	1.5	3,577	1.3	2,674	1.1	1,140	0.5

Total loans	$344,758	100.0%	$305,291	100.0%	$283,562	100.0%	$253,141	100.0%	$219,609	100.0%

Loans held for sale	$—		$—		$211		$112		$654

Loan Maturities. The following table sets forth the maturities for selected categories of the Bank’s loan portfolio at December 31, 2007. The table does not include prepayments or scheduled principal repayments. All loans are shown as maturing based on contractual maturities. Demand loans and loans having no stated maturity are shown as due within one year.

(In thousands)	Due Within 1 year	Due after 1 through 5 years	Due after 5 years	Total
Commercial & agricultural real estate	$13,404	$10,992	$175,866	$200,192
Commercial & industrial, and agricultural	16,332	12,037	11,847	40,216
Construction and development	4,664	1,619	2,102	8,385

Total	$34,400	$24,578	$189,815	$248,793

The following table sets forth the dollar amount as of December 31, 2007 of selected categories of the Company’s loans due more than one year after December 31, 2007, which are based upon fixed interest rates or floating or adjustable interest rates.

(In thousands)	Fixed Rates	Variable Rates	Total
Commercial & agricultural real estate	$9,366	$177,422	$186,788
Commercial & industrial, and agricultural	10,434	13,450	23,884
Construction and development	2,026	1,695	3,721

Total	$21,826	$192,567	$214,393

Commercial Real Estate and Farmland Loans. The commercial real estate loan portfolio consists of loans secured primarily by children’s recreational summer camps, retail stores, restaurants, resorts, investment real estate, and manufacturing facilities. The Bank also makes loans secured by farmland. Loans secured by commercial property or farmland may be originated in amounts up to 80% of the lower of the appraised value or purchase price, for a maximum term of 20 years. The Bank has a concentration of commercial real estate loans that are secured by summer camps and recreational facilities for children in the Northeastern United States; these loans are generally adjustable-rate loans, with terms of up to 20 years, with the rate tied to the prime interest rate. At December 31, 2007, $80 million of the loan portfolio consisted of loans to these summer camps and recreational facilities for children. These loans increased over 30% when compared to the year ended December 31, 2006, due to the Bank establishing new camp relationships, while continuing to serve the needs of existing camp customers.

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

Fixed-rate loans are generally underwritten in accordance with FreddieMac guidelines. Currently, loans underwritten in accordance with FreddieMac guidelines are generally sold in the secondary market. However, the number of saleable loans could vary materially as a result of market conditions. Fixed-rate loans which are held in portfolio are underwritten in accordance with FreddieMac credit guidelines but occasionally may not conform in relation to property guidelines. At December 31, 2007, $35 million of the Bank’s residential real estate loan portfolio consisted of long-term, fixed-rate first mortgage loans.

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

Installment Loans. The installment loan portfolio includes various types of secured and unsecured consumer loans including automobile, education, and recreational vehicle loans. The Bank originates loans directly and indirectly through local automobile and recreational vehicle dealerships. These loans generally have terms of one to five years, generally at fixed rates of interest. The interest rates range between 2.00% for loans that are secured by deposits to 15.00% for loans that are unsecured, with an average interest rate of approximately 7.70%. The installment loan portfolio includes approximately $10 million of new and used automobile and recreational vehicle loans. These loans are originated in amounts up to 90% of the purchase price of the vehicle.

Consumer installment lending may entail greater risk than residential mortgage loans, particularly in the case of consumer loans that are unsecured or secured by assets, such as automobiles or recreational vehicles, which depreciate rapidly. Repossessed collateral for a defaulted consumer loan may not be sufficient for repayment of the outstanding loan, and the remaining deficiency may not be collectible. Indirect lending exposes us to additional risk in that we must rely on the dealer to provide accurate information to us and accurate disclosure to the borrowers.

Loans Held For Sale. The Bank holds as available for sale certain residential mortgage loans. These loans conform to FreddieMac guidelines and are readily saleable in the secondary market. The Bank services such loans and is generally not liable for these loans, since they are sold on a non-recourse basis. At December 31, 2007, no loans were classified as held for sale.

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

Loan Commitments. The Bank generally grants commitments to fund fixed-rate and adjustable-rate, single-family mortgage loans for periods of 60 days at a specified term and interest rate. The total amount of its commitments to extend credit as of December 31, 2007 was $2 million.

Nonperforming Assets

The following table identifies nonperforming loans including nonaccrual loans and past due loans which were accruing but contractually past due 90 days or more. Renegotiated loans are those which terms have been renegotiated to provide a reduction or deferral of principal or interest as a result of the deteriorating position of the borrower and constitute troubled debt restructurings under Financial Accounting Standard (“FAS”) No. 15. At December 31, 2007, the Bank had $1,023,000 of impaired loans within the meaning of FAS No. 114, as amended by FAS No. 118.

	At December 31,
(Dollars in thousands)	2007	2006	2005	2004	2003
Loans accounted for on a nonaccrual basis:
Mortgage loans	$443	$366	$487	$189	$2,269
Commercial and industrial, and agricultural	116	15	—	22	17
Installment	13	45	39	50	78

Total	572	426	526	261	2,364

Accruing loans which are contractually past due 90 days or more:
Mortgage loans	509	184	209	244	113
Commercial and industrial, and agricultural	50	99	11	10	57
Installment	1	7	59	39	5

Total	560	290	279	293	175
Renegotiated loans	83	—	—	461	482

Total nonperforming loans	1,215	716	805	1,015	3,021
Other real estate owned	—	—	—	—	—

Total nonperforming assets	$1,215	$716	$805	$1,015	$3,021

Non-performing loans as a percent of total loans	.35%	.23%	.28%	.40%	1.38%

Non-performing assets as a percent total assets	.28%	.18%	.22%	.31%	.99%

Nonaccrual loans increased by $1,802,000 in 2003 as a result of the foreclosure of assets associated with a large commercial loan which was subsequently sold in 2004.

Interest income of $47,000 would have been recognized on nonaccrual loans during 2007 if they had been performing in accordance with their original terms. We recognized no income on such loans during 2007.

The primary reason for the increase in nonperforming loans for the year ended December 31, 2007, is a result of one commercial mortgage. The Bank is pursuing collection efforts and does not believe a loss will be incurred due to the loan being fully collateralized.

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

Potential Problem Loans. As of December 31, 2007, there were no loans not disclosed above, where known information about possible credit problems of borrowers caused management to have serious doubts as to the ability of such borrowers to comply with the present loan repayment terms.

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

The following table sets forth the Bank’s classified assets in accordance with its classification system.

	At December 31,
(In thousands)	2007	2006	2005	2004	2003
Special mention	$11,990	$8,955	$5,685	$1,862	$2,603
Substandard	7,889	6,964	1,831	4,071	2,263
Doubtful	2,561	965	1,049	—	—
Loss	—	—	—	—	—

Total	$22,440	$16,884	$8,565	$5,933	$4,866

The dollar amount of loans included in these categories increased in 2007 as management has done conservative reviews of borrowers’ financial statements and has recognized trends in certain customers’ financial condition. Special mention loans increased primarily due to cash flow concerns of two borrowers. The loans performed according to the terms of the loan agreements but analysis of their current financial statements determined that there could be difficulty with future payments. Events of early 2008 concerning one of these borrowers suggested that their loans will perform according to the original contract. Management will continue to watch their performance during the year before upgrading the loan status.

Allowance for Loan Losses

For a description of the Company’s methodology for determining the allowance for loan losses, see Note 1 of the Notes to Consolidated Financial Statements.

The following table presents a breakdown by loan category of the allowance for loan losses:

	At December 31,
	2007		2006		2005		2004		2003
(Dollars in thousands)	Amount	Percent of Loans to Total Loans	Amount	Percent of Loans to Total Loans	Amount	Percent of Loans to Total Loans	Amount	Percent of Loans to Total Loans	Amount	Percent of Loans to Total Loans
Commercial and industrial, and agricultural	$1,916	13.5%	$798	14.5%	$604	16.1%	$586	17.8%	$533	15.4%
Construction and Development	—	2.4	—	1.2	—	1.3	—	0.3	1	0.2
Mortgage	3,270	79.6	3,433	79.0	3,079	76.1	2,269	74.8	2,110	75.5
Installment	206	4.5	238	5.4	200	6.5	317	7.1	370	8.9
Unallocated	—	0.0	—	0.0	—	0.0	—	0.0	—	0.0

Total	$5,392	100.0%	$4,469	100.0%	$3,883	100.0%	$3,172	100.0%	$3,014	100.0%

Investment Activities

The Bank is required by federal banking regulators to maintain an adequate level of liquid assets which may be invested in specified short-term securities and certain other investments. The level of liquid assets varies depending upon several factors, including: (i) the yields on investment alternatives, (ii) management’s judgment as to the attractiveness of the yields then available in relation to other opportunities, (iii) expectation of future yield levels, and (iv) management’s projections as to the short-term demand for funds to be used in loan origination and other activities. Investment securities are classified at the time of purchase, based upon management’s intentions and abilities, as securities held to maturity or securities available for sale. Management has for several years maintained all current investment purchases in the available for sale category in order to have the ability to liquidate the investment with no accounting ramifications. It is not our intent to sell these securities, we do expect to hold them until maturity, but have classified them as available for sale in order to have the ability to sell them if the need arises without accounting reclassification. Securities classified as available for sale are adjusted to market value with the offset booked as an adjustment to stockholders’ equity. Debt securities classified as held to maturity are those which management purchased with the intent and ability to hold to maturity and are stated at cost and adjusted for amortization of premium and accretion of discount, which are computed using the interest method and recognized as adjustments of interest income. Equity securities which consist of investments in stock of various financial services companies are classified as available for sale when purchased.

Current regulatory and accounting guidelines regarding investment securities (including mortgage-backed securities) require the Bank to categorize securities as “held to maturity,” “available for sale” or “trading.” As of December 31, 2007, the Registrant had no securities classified as “held to maturity” and had securities in the amount of $67 million classified as “available for sale” with no securities classified as “trading.” Securities classified as “available for sale” are reported for financial reporting purposes at the fair market value with net changes in the market value from period to period included as a separate component of stockholders’ equity, net of income taxes. At December 31, 2007, the Registrant’s securities available for sale had an amortized cost and market value of $67 million each. Changes in market value in the Registrant’s available for sale portfolio reflect normal market conditions and vary, either positively or negatively, based primarily on changes in general levels of market interest rates relative to the yields of the portfolio. Changes in the market value of securities available for sale do not affect the Company’s income. In addition, changes in the market value of securities available for sale do not affect the Bank’s regulatory capital requirements or its loan-to-one borrower limit.

At December 31, 2007, the Company’s investment portfolio policy allowed investments in instruments such as: (i) U.S. Treasury obligations; (ii) U.S. federal agency or federally sponsored agency obligations; (iii) obligations of state and political subdivisions; (iv) mortgage-backed securities; (v) banker’s acceptances; (vi) certificates of deposit; and (vii) investment grade corporate bonds and commercial paper. The Board of Directors may authorize additional investments. The Company does not have any investments in subprime mortgage-backed securities or collateralized debt obligations.

Investment Portfolio. The following table sets forth the carrying value of the investment securities portfolio at the dates indicated.

	At December 31,
(In thousands)	2007	2006	2005
Available-for-Sale:
U.S. Government agency securities	$8,006	$15,841	$22,573
Mortgage-backed securities	4,092	4,505	1,914
Obligations of state and political subdivisions	13,782	9,026	6,225
Corporate securities	3,651	2,742	1,171
Commercial paper	36,845	34,774	21,971
Equity securities	363	378	275

Total	$66,739	$67,266	$54,129

Held to Maturity:
Obligations of states and political securities	$—	$—	$199

Investment Portfolio Maturities. The following table sets forth certain information regarding the carrying values, weighted average yields and maturities of the Registrant’s investment and mortgage-backed securities portfolio at December 31, 2007. The following table does not take into consideration the effects of scheduled repayments of mortgage-backed securities or the effects of possible prepayments. Securities held in the Available for Sale category are carried at their market value.

	One year or less		One to five years		Five to ten years		More than ten years		Total Investment Securities
(in thousands) Available for Sale	Carrying Value	Average Yield (1)	Carrying Value	Average Yield (1)	Carrying Value	Average Yield (1)	Carrying Value	Average Yield (1)	Carrying Value	Average Yield (1)	Market Value
US Gov’t Agencies	$997	4.50%	$4,012	5.31%	$2,997	6.31%	$—	—	$8,006	5.59%	$8,006
Mortgage-Backed	161	4.58%	1,003	4.64%	473	5.31%	2,455	5.13%	4,092	5.01%	4,092
Obligations of states and political subdivisions	697	6.81%	2,731	5.87%	3,027	6.17%	7,327	6.62%	13,782	6.09%	13,782
Corporate	992	6.52%	1,199	7.03%	—	—	1,460	5.11%	3,651	6.13%	3,651
Commercial Paper	36,845	5.38%	—	—	—	—	—	—	36,845	5.38%	36,845
Equity Securities	—	—	—	—	—	—	363	3.07%	363	3.07%	363

Total	$39,692	5.41%	$8,945	5.63%	$6,497	6.15%	$11,605	5.74%	$66,739	5.75%	$66,739

(1)	Weighted average yields on tax-exempt obligations have been computed on a taxable equivalent basis assuming a federal income tax rate of 34%.

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

Deposits. The Bank offers a variety of deposit accounts, although a majority of deposits are in fixed-term, market-rate certificate accounts. Deposit account terms vary, primarily as to the required minimum balance amount, the amount of time that the funds must remain on deposit and the applicable interest rate. In 2004, the Bank joined the Promontory Interfinancial Network, gaining the ability to offer customers certificates of deposit with FDIC insurance coverage up to $50 million through its Certificate of Deposit Account Registry Service (“CDARS”). Our customers’ funds are reciprocated in the network with funds from other banks, with no bank having total customer deposits at the current maximum FDIC coverage limit of $100,000. The Bank is the only point of contact for the customer. Any deposits placed through this network are classified as brokered certificates of deposit. The Bank had $6 million of deposits in the program at December 31, 2007.

Jumbo Certificates of Deposit. The following table shows the amount (in thousands) of the Bank’s certificates of deposit of $100,000 or more by time remaining until maturity as of December 31, 2007:

Maturity Period	Certificates of Deposit
Within three months	$24,012
Four through six months	25,682
Seven through twelve months	17,843
Over twelve months	13,314

Total	$80,851

Borrowings. The Bank may obtain advances from the Federal Home Loan Bank (“FHLB”) of Pittsburgh to supplement its supply of lendable funds. Advances from the FHLB of Pittsburgh are typically secured by a pledge of the Bank’s stock in the FHLB of Pittsburgh and a portion of the Bank’s first mortgage loans and certain other assets. Each FHLB credit program has its own interest rate, which may be fixed or variable, and range of maturities. The Bank, if the need arises, may also access the Federal Reserve Bank discount window to supplement its supply of lendable funds and to meet deposit withdrawal requirements. The Bank has offered securities sold with agreements to repurchase to larger commercial customers and had balances of $8 million at December 31, 2007. These arrangements are not deposits within the definition of the FDIC and therefore do not qualify for FDIC insurance. To collateralize these liabilities, the Bank has pledged securities with amortized cost and market value of $14 million at December 31, 2007.

The following table sets forth information concerning short-term borrowings, which consist primarily of securities sold under agreements to repurchase during the periods indicated.

	At or For the Years Ended December 31,
(In thousands)	2007	2006	2005
Average outstanding	$13,537	$15,733	$14,855
Maximum amount outstanding at any month-end during the year	19,165	21,191	20,204
Weighted average interest rate during the year	2.58%	2.36%	1.40%
Total short-term borrowings at year end	$8,210	$12,705	$12,954
Weighted average interest rate at year end	2.22%	2.64%	2.97%

Trust and Financial Services Activities

The Bank operates a Trust Department and an Investment Department. These departments provide estate planning, investment management and financial planning to customers. At December 31, 2007, the Bank had $85 million of assets under management, of which $76 million is non-discretionary with no investment authority.

Personnel

As of December 31, 2007, the Registrant had 102 full-time employees and 27 part-time employees. The employees are not represented by a collective bargaining unit. The Registrant believes its relationship with its employees to be satisfactory.

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

Under the Federal Deposit Insurance Reform Act of 2005, which was signed into law on February 15, 2006: (i) the Bank Insurance Fund and the Savings Association Insurance Fund were merged into a new combined Deposit Insurance Fund effective March 31, 2006, (ii) the current $100,000 deposit insurance coverage will be indexed for inflation (with adjustments every five years, commencing January 1, 2011); and (iii) deposit insurance coverage for retirement accounts has been increased to $250,000 per participant subject to adjustment for inflation. The FDIC has been given greater latitude in setting the assessment rates for insured depository institutions, which could be used to impose minimum assessments.

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

Pursuant to the Reform Act, the FDIC has determined to maintain the designated reserve ratio at its current 1.25%. The FDIC has also adopted a new risk-based premium system that provides for quarterly assessments based on an insured institution’s ranking in one of four risk categories based on their examination ratings and capital ratios. Beginning in 2007, well-capitalized institutions with the CAMELS ratings of 1 or 2 are grouped in Risk Category I and are assessed for deposit insurance at an annual rate of between five and seven basis points with the assessment rate for an individual institution determined according to a formula based on a weighted average of the institution’s individual CAMELS component ratings plus either five financial ratios or the average ratings of its long-term debt. Institutions in Risk Categories II, III and IV are assessed at annual rates of 10, 28 and 43 basis points, respectively. The Bank was able to offset its deposit insurance premium for 2007 with the special assessment credit but may be required to begin paying deposit insurance premiums during 2008.

In addition, all institutions with deposits insured by the FDIC are required to pay assessments to fund interest payments on bonds issued by the Financing Corporation, an agency of the Federal government established to recapitalize the predecessor to the Savings Association Insurance Fund. These assessments will continue until the Financing Corporation bonds mature in 2017.

Regulatory Capital Requirements. The FDIC has promulgated capital adequacy requirements for state-chartered banks that, like the Bank, are not members of the Federal Reserve System. At December 31, 2007, the Bank exceeded all regulatory capital requirements and was classified as “well capitalized.”

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

The Bank is also subject to minimum capital requirements imposed by the Pennsylvania Department of Banking on Pennsylvania-chartered depository institutions. Under the Pennsylvania Department of Banking’s capital regulations, a Pennsylvania bank or savings bank must maintain a minimum leverage ratio of Tier 1 capital (as defined under the FDIC’s capital regulations) to total assets of 4%. In addition, the Pennsylvania Department of Banking has the supervisory discretion to require a higher leverage ratio for any institutions based on the institution’s substandard performance in any of a number of areas. The Bank was in compliance with both the FDIC and the Pennsylvania Department of Banking capital requirements as of December 31, 2007.

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

As a member, it is required to purchase and maintain stock in the Federal Home Loan Bank of Pittsburgh in an amount equal to 0.7% of its aggregate unpaid residential mortgage loans, home purchase contracts or similar obligations at the beginning of each year and 4.7% of its outstanding advances from the Federal Home Loan Bank. At December 31, 2007, the Bank was in compliance with this requirement.

Federal Reserve System. The Federal Reserve requires all depository institutions to maintain non-interest bearing reserves at specified levels against their transaction accounts (primarily checking and NOW accounts) and non-personal time deposits. The balances maintained to meet the reserve requirements imposed by the Federal Reserve may be used to satisfy the liquidity requirements that are imposed by the Department. At December 31, 2007, the Bank met its reserve requirements.

Loans to One Borrower. Under Pennsylvania law, commercial banks have, subject to certain exemptions, lending limits to one borrower in an amount equal to 15% of the institution’s capital accounts. Pursuant to the national bank parity provisions of the Pennsylvania Banking Code, the Bank may also lend up to the maximum amounts permissible for national banks, which are allowed to make loans to one borrower of up to 25% of capital and surplus in certain circumstances. An institution’s capital account includes the aggregate of all capital, surplus, undivided profits, capital securities and general reserves for loan losses. As of December 31, 2007, loans-to-one borrower limitation was $6 million and the Bank was in compliance with such limitation.

Item 1A.	Risk Factors

Not applicable.

Item 1B.	Unresolved Staff Comments

Not applicable.

Item 2.	Properties

The Company operates from its main office, an operational center, and four branch offices, as described in “Item 1. Business.” All offices are owned except for two branch offices and the Operations Center. The leases have initial terms of between 5-20 years, with renewal options for additional years. The following table sets forth certain information regarding our offices:

	Year Opened	Owned or Leased		Book Value at 12/31/07 (in thousands)
Main Office
820 Church Street Honesdale, PA	1985	Owned		$1,613
Branch Office
309 Main Avenue Hawley, PA	1988	Owned		$887
Route 371 Damascus, PA	1995	Leased	(1)	$74
Route 507 Greentown, PA	1997	Leased	(2)	$420
Route 739 Dingmans Ferry, PA	2004	Owned		$1,180
Operations Center
120 Sunrise Avenue Honesdale, PA	1998	Leased	(3)	$513

(1)	Lease expires 2015 with 15 year renewal option.

(2)	Lease expires 2012 with 10 year renewal option.

(3)	Lease expires 2008 with 10 year renewal option.

The Bank has acquired 4 acres of land on Route 6 in Palmyra Township for the construction of a new branch which is expected to open in the fourth quarter of 2008. The Bank’s aggregate investment in this property at December 31, 2007 was $835,000. The new branch will be located in close proximity to Lake Wallenpaupack, a very active recreational area. Commercial businesses have grown in this area and management believes that this branch will attract new customers while offering the appropriate physical location to maintain several large commercial customers we currently service from this vicinity.

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

(a) Market for Common Equity. The Information relating to the market for Registrant’s common equity and related stockholder matters appears under “Market Prices of Stock/Dividends Paid” in the Registrant’s Annual Report to Shareholders for the fiscal year ended December 31, 2007 (“Annual Report”) which is filed as Exhibit 13 hereto and is incorporated herein by reference. During the period covered by this report, the Company did not sell any equity securities that were not registered under the Securities Act of 1933.

(b) Use of Proceeds. Not applicable

(c) Issuer Purchases of Equity Securities.

	Total Number of Shares (or Units) Purchased	Average Price Paid Per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs *	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet be Purchased Under the Plans or Programs
October 1 - 31, 2007	—	$—	—	129,849
November 1-30, 2007	—	—	—	129,849
December 1-31, 2007	100	47.20	100	129,749

Total	100	$47.20	100	129,749

*	On April 27, 2006, the Registrant announced that its Board of Directors had approved a plan to repurchase up to 152,849 shares.

Item 6.	Selected Financial Data

The information contained in the table captioned “Summary of Selected Financial Data” in the Annual Report is incorporated herein by reference.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operation

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

Item 8.	Financial Statements and Supplementary Data

The Registrant’s financial statements listed in Item 15 are incorporated herein by reference from the Annual Report.

Item 9.	Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A(T).	Controls and Procedures

(a) Disclosure Controls and Procedures. Dimeco’s management is responsible for establishing and maintaining effective disclosure controls and procedures, as defined under Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934. As of December 31, 2007, an evaluation was performed under the supervision and with the participation of management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Registrant’s disclosure controls and procedures as of December 31, 2007. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Registrant’s disclosure controls and procedures were effective as of that date in ensuring material information required to be disclosed in this Annual Report on 10-K was recorded, processed, summarized, and reported on a timely basis.

(b) Internal Control Over Financial Reporting. Management’s Report on Internal Control Over Financial Reporting is furnished herein by reference from the Annual Report. Such report is not deemed to be filed for purposes of Section 18 of the Securities Exchange Act of 1934 or otherwise subject to the liabilities of that section. This annual report does not include an attestation report of the Company’s registered pubic accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report. There were no changes in the Registrant’s internal control over financial reporting that occurred during the quarter ended December 31, 2007 that have materially affected, or are reasonably likely to materially affect, the Registrant’s internal control over financial reporting.

Item 9B.	Other Information

Not applicable.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Other information required under this item is incorporated herein by reference to the Proxy Statement for the 2008 Annual Meeting of Shareholders (the “Proxy Statement”) contained under the sections captioned “Section 16(a) Beneficial Ownership Reporting Compliance,” “Proposal I – Election of Directors,” and “Corporate Governance.”

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

(d)	Securities Authorized for Issuance Under Equity Compensation Plans

Set forth below is information as of December 31, 2007 with respect to compensation plans under which equity securities of the Registrant are authorized for issuance.

Equity Compensation Plan Information

	(A) Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	(B) Weighted-average Exercise Price of Outstanding Options, Warrants and Rights	(C) Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (A))
Equity compensation plans approved by shareholders:
2000 Independent Directors Stock Option Plan	18,840	$20.62	4
2000 Stock Incentive Plan	86,520	20.27	2000
Equity compensation plans not approved by shareholders:	—	—	—

Total	105,360	$20.33	2004

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this item is incorporated herein by reference to the section captioned “Related Party Transactions” and “Corporate Governance” in the Proxy Statement.

Item 14.	Principal Accounting Fees and Services

The information called for by this item is incorporated herein by reference to the section entitled “Ratification of Appointment of Independent Auditors” in the Proxy Statement.

Part IV

Item 15.	Exhibits, Financial Statement Schedules

(a) The following documents are filed as a part of this report:

(1) The consolidated balance sheet of Dimeco, Inc. as of December 31, 2007 and 2006 and the related consolidated statements of income, changes in stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2007, together with the related notes and the independent auditors’ report of S.R. Snodgrass, A.C., independent certified public accountants for the three years ended December 31, 2007.

(2) Schedules omitted as they are not applicable.

(3) The following exhibits are included in this Report or incorporated herein by reference:

3(i)	Articles of Incorporation of Dimeco, Inc., as amended *
3(ii)	Amended Bylaws of Dimeco, Inc.**
10.1†	2000 Independent Directors Stock Option Plan***
10.2†	2000 Stock Incentive Plan****
10.3†	Form of Salary Continuation Plan for Executive Officers, as amended and restated*****
10.4†	Change in Control Severance Agreement with Gary C. Beilman******
10.5†	Change in Control Severance Agreement with Maureen H. Beilman******
10.6†	Change in Control Severance Agreement with Peter Bochnovich******
13	Annual Report to Shareholders for the fiscal year ended December 31, 2007
14	Code of Ethics for Principal Executive Officers and Senior Financial Officers *******
21	Subsidiaries of the Registrant
23	Consent of S.R. Snodgrass, A.C.
31.1	Rule 13a-14(a)/15d-14(a) Certificate
31.2	Rule 13a-14(a)/15d-14(a) Certificate
32	Section 1350 Certification
99	Report of Independent Registered Public Accounting Firm

†	Management contract or compensatory plan or arrangement.

*	Incorporated by reference to the identically numbered exhibit to the Registrant’s Form 10-K for the fiscal year ended December 31, 2004.

**	Incorporated by reference to the identically numbered exhibits to the Registrant’s Form 10-KSB for the fiscal year ended December 31, 2001.

***	Incorporated by reference to Exhibit 99.1 to the Registration Statement on Form S-8 (File No. 333-69416) filed with the Commission on September 14, 2002.

****	Incorporated by reference to Exhibit 99.1 to the Registration Statement on Form S-8 (File No. 333-69420) filed with the Commission on September 14, 2002.

*****	Incorporated by reference to identically numbered exhibit to the Registrant’s Form 8-K filed July 2, 2007.

******	Incorporated by reference to identically numbered exhibit to the Registrant’s Form 10-K for the fiscal year ended December 31, 2006.

*******	Incorporated by reference to the identically numbered exhibit to the Registrant’s Form 10-KSB for the fiscal year ended December 31, 2003.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

DIMECO, INC.

Dated: March 20, 2008	By:	/s/ Gary C. Beilman
Gary C. Beilman President and Chief Executive Officer
(Duly Authorized Representative)

Pursuant to the requirement of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on March 20, 2008 on behalf of the Registrant and in the capacities indicated.

/s/ William E. Schwarz	/s/ Gary C. Beilman
William E. Schwarz	Gary C. Beilman
Chairman of the Board and Director	President, Chief Executive Officer and Director
(Principal Executive Officer)

/s/ Maureen H. Beilman	/s/ Robert E. Genirs
Maureen H. Beilman	Robert E. Genirs
Chief Financial Officer and Treasurer	Director
(Principal Financial and Accounting Officer)

/s/ Barbara Jean Genzlinger	/s/ John S. Kiesendahl
Barbara Jean Genzlinger	John S. Kiesendahl
Director	Vice Chairman of the Board of Directors

/s/ Thomas A. Peifer	/s/ Henry M. Skier
Thomas A. Peifer	Henry M. Skier
Director	Director

/s/ John F. Spall
John F. Spall
Director