Form 10-Q
period 2008-03-31
DIMECO INC
filed 2008-05-14
CIK 898037

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OF 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

or

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

As of May 1, 2008 the registrant had outstanding 1,522,900 shares of its common stock, par value $.50 share.

Dimeco, Inc.

Dimeco, Inc.

CONSOLIDATED BALANCE SHEET (unaudited)

(in thousands)	March 31, 2008	December 31, 2007
Assets
Cash and due from banks	$8,414	$6,878
Interest-bearing deposits in other banks	29	39
Federal funds sold	8,910	895

Total cash and cash equivalents	17,353	7,812

Investment securities available for sale	59,228	66,739

Loans (net of unearned income of $511 and $604)	345,590	344,758
Less allowance for loan losses	5,418	5,392

Net loans	340,172	339,366

Premises and equipment	6,930	6,387
Accrued interest receivable	1,884	1,966
Bank-owned life insurance	8,289	8,208
Other assets	4,064	3,844

TOTAL ASSETS	$437,920	$434,322

Liabilities
Deposits :
Noninterest-bearing	$37,242	$34,763
Interest-bearing	324,889	329,837

Total deposits	362,131	364,600

Short-term borrowings	13,124	8,210
Other borrowed funds	17,372	17,661
Accrued interest payable	1,734	1,691
Other liabilities	2,926	2,237

TOTAL LIABILITIES	397,287	394,399

Stockholders’ Equity
Common stock, $.50 par value; 5,000,000 shares authorized; 1,576,000 and 1,575,300 shares issued	788	788
Capital surplus	5,003	4,978
Retained earnings	36,972	36,152
Accumulated other comprehensive income (loss)	(98)	37
Treasury stock, at cost (53,100 shares)	(2,032)	(2,032)

TOTAL STOCKHOLDERS’ EQUITY	40,633	39,923

TOTAL LIABILITES AND STOCKHOLDERS’ EQUITY	$437,920	$434,322

See accompanying notes to the unaudited consolidated financial statements.

Dimeco, Inc.

CONSOLIDATED STATEMENT OF INCOME (unaudited)

	For the three months ended March 31,
(in thousands, except per share)	2008	2007
Interest Income
Interest and fees on loans	$6,636	$6,074
Investment securities:
Taxable	560	787
Exempt from federal income tax	142	72
Other	33	54

Total interest income	7,371	6,987

Interest Expense
Deposits	2,760	2,760
Short-term borrowings	55	65
Other borrowed funds	214	151

Total interest expense	3,029	2,976

Net Interest Income	4,342	4,011

Provision for loan losses	150	225

Net Interest Income After Provision for Loan Losses	4,192	3,786

Noninterest Income
Services charges on deposit accounts	408	382
Mortgage loans held for sale gains, net	58	47
Brokerage commissions	128	95
Earnings on bank-owned life insurance	95	82
Other income	248	204

Total noninterest income	937	810

Noninterest Expense
Salaries and employee benefits	1,562	1,393
Occupancy expense, net	225	209
Furniture and equipment expense	127	133
Other expense	836	685

Total noninterest expense	2,750	2,420

Income before income taxes	2,379	2,176
Income taxes	714	679

NET INCOME	$1,665	$1,497

Earnings per Share - basic	$1.09	$0.98

Earnings per Share - diluted	$1.06	$0.95

Dividends per share	$0.32	$0.29

Average shares outstanding - basic	1,522,708	1,527,418
Average shares outstanding - diluted	1,577,099	1,580,945

See accompanying notes to the unaudited consolidated financial statements.

Dimeco, Inc.

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (unaudited)

	For the three months ended March 31,
	2008	2007
Net income	$1,665	$1,497

Other comprehensive gain (loss):
Unrealized gain (loss) on available for sale	(205)	43
Income tax expense (benefit) related to other comprehensive income	(70)	15

Other comprehensive gain (loss), net of tax	(135)	28

Comprehensive income	$1,530	$1,525

See accompanying notes to the unaudited consolidated financial statements.

Dimeco, Inc.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (unaudited)

(amounts in thousands)	Common Stock	Capital Surplus	Retained Earnings	Accumulated Other Comprehensive Income/(Loss)	Treasury Stock	Total Stockholders’ Equity
Balance, December 31, 2007	$788	$4,978	$36,152	$37	$(2,032)	$39,923
Net income			1,665			1,665
Unrealized loss on available for sale securities, net of tax benefit of $70				(135)		(135)
Exercise of stock options (700 shares)		25				25
Cumulative effect of adjustment regarding adoption of new accounting standard for postretirement obligations			(358)			(358)
Cash dividends ($.32 per share)			(487)			(487)

Balance, March 31, 2008	$788	$5,003	$36,972	$(98)	$(2,032)	$40,633

See accompanying notes to the unaudited consolidated financial statements.

Dimeco, Inc.

CONSOLIDATED STATEMENT OF CASH FLOWS (unaudited)

(in thousands)	For the three months ended March 31,
	2008	2007
Operating Activities
Net income	$1,665	$1,497
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	150	225
Depreciation and amortization	173	186
Amortization of premium and discount on investment securities, net	(309)	(477)
Amortization of net deferred loan origination fees	(30)	(60)
Origination of loans held for sale	(2,534)	(2,653)
Proceeds from sale of loans	2,592	2,580
Mortgage loans sold gains, net	(58)	(47)
Decrease in accrued interest receivable	82	102
Increase in accrued interest payable	43	156
Deferred federal income taxes	(52)	(78)
Earnings on bank owned life insurance	(95)	(82)
Other, net	118	(76)

Net cash provided by operating activities	1,745	1,273

Investing Activities
Investment securities available for sale:
Proceeds from maturities or paydown	95,686	70,291
Purchases	(88,072)	(69,221)
Net increase in loans	(926)	(3,675)
Redemption of Federal Home Loan Bank stock	106	32
Purchase of Federal Home Loan Bank stock	(21)	(48)
Purchase of bank-owned life insurance	—	(2,000)
Purchase of premises and equipment	(671)	(70)

Net cash provided by (used for) investing activities	6,102	(4,691)

Financing Activities
Net increase (decrease) in deposits	(2,469)	805
Increase (decrease) in short-term borrowings	4,914	(578)
Repayment of other borrowed funds	(289)	(202)
Proceeds from exercise of stock options	25	107
Cash dividends paid	(487)	(442)

Net cash provided by (used for) financing activities	1,694	(310)

Increase (decrease) in cash and cash equivalents	9,541	(3,728)

Cash and cash equivalents at beginning of period	7,812	18,971

Cash and cash equivalents at end of period	$17,353	$15,243

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

Recent Accounting Pronouncements

In December 2007, the FASB issued FAS No. 160, Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51. FAS No. 160 amends ARB No. 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary, which is sometimes referred to as minority interest, is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. Among other requirements, this statement requires consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the noncontrolling interest. It also requires disclosure, on the face of the consolidated income statement, of the amounts of consolidated net income attributable to the parent and to the noncontrolling interest. FAS No. 160 is effective for fiscal years beginning on or after December 15, 2008. Earlier adoption is prohibited. The adoption of this standard is not expected to have a material effect on the Company’s results of operations or financial position.

In March 2008, the FASB issued FAS No. 161, Disclosures about Derivative Instruments and Hedging Activities, to require enhanced disclosures about derivative instruments and hedging activities. The new standard has revised financial reporting for derivative instruments and hedging activities by requiring more transparency about how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for under FAS No. 133, Accounting for Derivative Instruments and Hedging Activities; and how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. FAS No. 161 requires disclosure of the fair values of derivative instruments and their gains and losses in a tabular format. It also requires entities to provide more information about their liquidity by requiring disclosure of derivative features that are credit risk-related. Further, it requires cross-referencing within footnotes to enable financial statement users to locate important information about derivative instruments. FAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encourage. The adoption of this standard is not expected to have a material effect on the Company’s results of operations or financial position.

Stock Options

The Company maintains a stock option plan for key officers and non-employee directors. There were no options granted in 2008 or 2007.

As of March 31, 2008 and 2007, there was no unrecognized compensation cost to unvested share-based compensation awards granted.

NOTE 2 – EARNINGS PER SHARE

There are no convertible securities which would affect the numerator in calculating basic and diluted earnings per share; therefore, net income as presented on the Consolidated Statement of Income (unaudited) will be used as the numerator. The following table sets forth the composition of the weighted-average common shares (denominator) used in the basic and diluted earnings per share computation:

	Three months ended March 31,
	2008	2007
Weighted average common stock outstanding	1,575,808	1,570,418
Average treasury stock	(53,100)	(43,000)

Weighted average common stock and common stock equivalents used to calculate basic earnings per share	1,522,708	1,527,418
Additional common stock equivalents (stock options) used to calculate diluted earnings per share	54,391	53,527

Weighted average common stock and common stock equivalents used to calculate diluted earnings per share	1,577,099	1,580,945

NOTE 3 – FAIR VALUE MEASUREMENTS (SFAS No. 157)

Effective January 1, 2008, the Company adopted SFAS No. 157, which, among other things, requires enhanced disclosures about assets and liabilities carried at fair value. SFAS No. 157 establishes a hierarchal disclosure framework associated with the level of pricing observability utilized in measuring assets and liabilities at fair value. The three broad levels defined by SFAS No. 157 hierarchy are as follows:

Level I:	Quoted prices are available in active markets for identical assets or liabilities as of the reported date.

Level II:	Pricing inputs are other than quoted prices in active markets, which are either directly or indirectly observable as of the reported date. The nature of these assets and liabilities include items for which quoted prices are available but traded less frequently, and items that are fair valued using other financial instruments, the parameters of which can be directly observed.

Level III:	Assets and liabilities that have little to no pricing observability as of the reported date. These items do not have two-way markets and are measured using management’s best estimate of fair value, where the inputs into the determination of fair value require significant management judgment or estimation.

The following table presents the assets reported on the consolidated statements of financial condition at their fair value as of March 31, 2008 by level within the fair value hierarchy. As required by SFAS No. 157, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

	March 31, 2008
	Level I	Level II	Level III	Total
Assets:
Securities available for sale	$29,452	$29,776	$—	$59,228

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

Financial Condition

Total assets were $437,920,000 at March 31, 2008, representing growth of $3,598,000 or .8% greater than reported for December 31, 2007.

Cash and cash equivalents increased $9,541,000 or 122.1%. Federal funds sold of $8,910,000 were $8,015,000 greater at March 31, 2008 than at the previous year end. In this declining interest rate environment, management has maintained liquid assets for investment as opportunities arise and for normal operating needs.

Investment securities available for sale declined $7,511,000 or11.3% from December 31, 2007. There were fluctuations in balances of all types of bonds during the period. The most notable of these were in commercial paper and municipal bonds. Balances of commercial paper declined $12,685,000 or 34.4% due to tightening of the market for these instruments. Many corporations were either not issuing commercial paper at the time or had the quality rating of their issues downgraded. In addition, management did not believe that the pricing of many of the issues which were offered contained sufficient spread to interest paid for federal funds sold. We will continue to look for investments of this nature that meet our investment profile and do intend to purchase additional bonds as they fit that profile. We took advantage of opportunities to purchase several higher yielding municipal bonds in the first quarter of 2008 thereby increasing that type investment by $3,522,000 or 28.3%.

Loans increased by a slight $832,000 or .24% from December 31, 2007 to total outstanding of $345,590,000 as of March 31, 2008. Loans secured by commercial real estate were flat in the first quarter as we believe that our commercial customers became cautious of the economic outlook. In the month of April we received more commercial loan requests and expect that this line of business will experience positive growth in 2008. Several of the residential construction properties that were completed and moved to traditional loans were nonconforming to Freddie Mac standards due to issues other than credit quality. Our practice is to maintain these loans in portfolio rather than to sell them in the secondary market thereby increasing the balance of residential mortgages by $2,449,000 or 3.5% during the first quarter. New residential construction mortgages are typically slow in the first quarter due to weather conditions, while many of the loans which were on the books at December 31, 2007 converted to traditional residential mortgages as the homes were completed during the winter months. We have experienced greater residential loan applications than in recent years leading us to believe that this product may return to levels of several years ago.

Total deposits decreased $2,469,000 or .7% since December 31, 2007 with the decline centered in interest-bearing deposits. Noninterest-bearing deposits increased $2,479,000 or 7.1% due mainly to commercial business deposits increasing during the quarter. We began offering remote deposit capture to commercial customers, which may have contributed to some of this growth although we believe that it will have a more significant impact on deposit growth in future periods. Simultaneously, interest-bearing deposits decreased by $4,948,000 or 1.5%. Certificates of deposit declined $6,638,000 or 3.1% mainly due to the maturity of large municipal deposits during the period. At the same time, customers increased their balances in money market and savings deposits. This growth may be partially attributable to funds received by customers from natural gas leasing arrangements that have begun in Wayne County, Pennsylvania. We expect that our customers will receive substantially more funds in upcoming periods and are we poised to offer competitive pricing for these local deposits.

Short-term borrowings increased by $4,914,000 or 59.9% over the period. These borrowings are comprised entirely of securities sold under agreements to repurchase which are commercial sweep accounts. Due to the cyclical nature of our customers businesses, these accounts typically increase during the months of March, April and May with balances drawn down as the year progresses.

Stockholders’ equity increased $710,000 or 1.8% during the first quarter. Net income of $1,665,000 was offset with dividends declared of $487,000 and a one-time adjustment of $358,000 in relation to adoption of Emerging Issues Task Force 06-04 dealing with post-retirement benefits. Regulatory capital ratios remain strong with 12.0% total risk-based capital, 10.8% Tier I capital and a Tier I leverage ratio of 9.4%. The regulatory minimums for these ratios are 8.0%, 4.0% and 3.0%, respectively.

Results of Operations

Comparison of the three months ended March 31, 2008 and 2007

The Company reported net income of $1,665,000 for the quarter ended March 31, 2008, representing an increase of $168,000 or 11.2% over the same quarter of 2007.

Net interest income of $4,342,000 represented an increase of $331,000 or 8.3% over that recorded for the first quarter of 2007. Total interest income was $7,371,000, an increase of $384,000 or 5.5% over the previous year. The main component of this income is interest and fees earned on loans which continued to show increases with $6,636,000 earned in the first quarter of 2008, an increase of $562,000 or 9.3% greater than in 2007. The average balance of the portfolio increased $38,088,000 or 12.3% over the period while the average interest rate of the portfolio declined by .3% from 2007 to 2008, resulting in an average rate earned of 7.7% in 2008. Nearly 75% of our loan portfolio carries a variable or adjustable interest rate that is tied to the prime interest rate which has decreased by 3.25% since March 31, 2007. The terms of our commercial real estate loans, comprising 49% of the loan portfolio, generally include a lag in repricing which affects us in both rising and falling market conditions. Therefore, our average interest rate has not declined in direct relationship to the changes in the prime rate even though several loan types are automatically repriced with changes in the prime rate. We do expect to see a decline in interest rates earned on these loans as market rates continue to move downward.

Interest earned on taxable investments decreased $227,000 or 28.8% in 2008 as compared to 2007. The average rate earned on the portfolio for the first quarter of 2007 was 5.18%, compared to an average rate of 4.55% in 2008 while the average balance of taxable investments declined by $12,211,000 or 19.9% from the first quarter of 2007 to the same period in 2008. Due to our continued investment in short-term commercial paper we have seen the average rate earned on this type investment decline by 1.25% to an average of 4.15% in 2008 from a year earlier. Maturities of commercial paper were either reinvested in new commercial paper, U.S. government agencies, tax exempt municipal investments or in loans with the average balance of this type security declining $6,232,000 over the period. Over the past year $13,300,000 of U.S. government agency bonds were called. These bonds included provisions to increase the interest rate or allow the agency to call them during the period. To replace some of those called bonds, in the first quarter of 2008 we purchased $8,300,000 of U.S. government agencies with call provisions which offered rates which fit our investment guidelines.

Interest earned on tax exempt investments increased $70,000 or 97.2% for the first quarter of 2008 as compared to the same period in 2007. The average balance of these investments increased $5,792,000 or 79.1% during the period. In 2007 management was able to purchase municipal bonds at rates that were comparable on a tax equivalent scale to other offerings in the market, increasing balances of this type investment. Furthermore, in the first quarter of 2008 we were able to purchase $3,650,000 of bonds with an attractive spread to the yield curve for short duration due to the economic climate, thereby increasing the average interest rate received on this type investment by .5% in 2008 as compared to 2007.

Interest expense increased $53,000 or 1.8% in the first quarter of 2008 as compared to 2007. Interest paid on deposits was flat although the average balances increased $18,299,000 or 6.0%. The average interest rate paid decreased by .24% to 3.42% in 2008 as compared to 2007. Customers have continued to invest in our money market accounts with the average balances of this product increasing $9,802,000 or 26.9% over the period. The average interest rate paid for these deposits declined by 1.0% from the first quarter of 2007 to the same period in 2008, while we have maintained aggressive pricing on the top deposit tier and have therefore continued to increase balances. In addition, the average balance of certificates of deposit increased $10,625,000 or 5.3% over the period. We have continued to offer competitive rates on certificates of deposit and are seeing a trend for customers to move funds from other types of lower-cost deposits into these certificates. We believe that customers are actively looking for greater return on their investment while maintaining the security offered by FDIC insurance.

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

Provision for loan loss expense was $150,000 in the first quarter of 2008, representing $75,000 or 33.3% less than was expensed in 2007. We analyze the loan portfolio to determine what amount we believe is necessary for an adequate balance in the allowance for loan loss in order to determine the provision expense.

Noninterest income increased $127,000 or 15.7% in 2008 as compared to 2007. All categories of noninterest income recorded an increase in income with no one area having a disproportionate amount of the increase. Other income increased $44,000 or 21.6% over a year earlier. The most prominent changes in this income category were from: 1) interchange fees earned on our customers’ use of debit cards increased $20,000 or 33.5% in the first quarter of 2008 as compared to 2007 due to a higher percentage of our customers carrying and using this payment method , 2)earnings on bank-owned life insurance increased $13,000 or 16.2% due to the purchase of additional life insurance in the first quarter of 2007 and higher rates earned on the existing policies and 3) trust fees increased $12,000 due to greater funds under management since the second quarter of 2007 along with a timing difference in billing for the department.

Salaries and employee benefits increased $169,000 or 12.1% in the first quarter of 2008 as compared to 2007. Wages increased $105,000 or 10.7% in 2008 as compared to 2007 due to annual salary increases combined with hiring five additional full time equivalent employees since the first quarter of 2007. We have increased staffing for the expected opening of our sixth banking office in the fourth quarter 2008 along with additional staff due to growth. Employee benefits increased in relation to higher wages and having more employees who were eligible for benefits in the current year, adding $19,000 or 8.5% more in 2008 than in 2007. Expenses related to changes in the supplemental executive retirement plans for key officers increased $27,000 or 114.5% in conjunction with increased benefits offered to officers in the plan and inclusion of two additional officers. Due to adoption of Emerging Issues Task Force Issue 06-04 (“EITF 06-04”), Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements, as of January 1, 2008 we recorded $13,000 of expense in 2008 that was unmatched in 2007. Smaller changes of other expenses were responsible for the remainder of the difference.

Federal income taxes increased $35,000 or 5.2% in 2008 compared to 2007. Income before taxes increased $203,000 or 9.3% for the same period with a greater amount in the tax exempt status in 2008, accounting for different rates of change.

Liquidity and Cash Flows

To ensure that the Company can satisfy customer credit needs for current and future commitments and deposit withdrawal requirements, the Bank manages the liquidity position by ensuring that there are adequate short-term funding sources available for those needs. Liquid assets consist of cash and due from banks, federal funds sold, interest-bearing deposits with other banks and investment securities maturing in one year or less. The following table shows these liquidity sources, minus short-term borrowings, as of March 31, 2008 compared to December 31, 2007:

	March 31, 2008	December 31, 2007
(dollars in thousands)
Cash and due from banks	$8,414	$6,878
Interest-bearing deposits with other banks	29	39
Federal funds sold	8,910	895
Investment securities maturing or repricing in one year or less	33,530	49,475

	50,883	57,287
Less short-term borrowings	13,124	8,210

Net liquidity position	$37,759	$49,077

As a percent of total assets	8.6%	11.3%

Short-term borrowings include the portion of long-term debt that matures within the next twelve months.

The Bank has the ability to borrow from the Federal Home Loan Bank of Pittsburgh with the maximum borrowing capacity at March 31, 2008 of $85 million. Other sources of liquidity are cash flows from regularly scheduled and prepayments of loans, sales or maturities in the investment portfolio, sales of residential mortgages in the secondary market, operating income and deposit growth. The Consolidated Statement of Cash Flows specifically details the contribution of each source.

Management monitors liquidity on a consistent basis and feels that liquidity levels are adequate. We are not aware of any known trends, events or uncertainties that will have or is reasonably likely to have a material effect on the Company’s liquidity, capital resources or operations; nor are we aware of any current recommendations by regulatory authorities, which if implemented, would have such an effect.

Risk Elements

The table below presents information concerning nonperforming assets including nonaccrual loans, renegotiated loans, loans 90 days or more past due, other real estate loans and repossessed assets at March 31, 2008 and December 31, 2007. A loan is classified as nonaccrual when, in the opinion of management, there are doubts about collectability of interest and principal. At the time the accrual of interest is discontinued, future income is recognized only when cash is received. Impaired loans are recognized according to FASB 114, “Accounting by Creditors for Impairment of a Loan – Income Recognition and Disclosure.”

	March 31, 2008	December 31, 2007
(dollars in thousands)
Loans on nonaccrual basis	$371	$572
Loans past due 90 days or more	494	560
Impaired loans	938	1,023

Total nonperforming loans	1,803	2,155
Other real estate	—	—
Repossessed assets	—	4

Total nonperforming assets	$1,803	$2,159

Nonperforming loans as a percent of total loans	0.5%	0.6%

Nonperforming assets as a percent of total assets	0.4%	0.5%

Allowance for loan loss as a percent of loans	1.57%	1.56%

Management believes the level of the allowance for loan losses at March 31, 2008 is adequate to cover probable losses inherent in the loan portfolio. The relationship between the allowance for loan losses and outstanding loans is a function of the credit quality and known risk attributed to the loan portfolio. The on-going loan review program, along with management analysis, is used to determine the adequacy of the allowance for loan losses.

At March 31, 2008 there were loans classified as impaired under the terms of FAS No. 114, “Accounting by Creditors for Impairment of a Loan – Income Recognition and Disclosure” of $938,000 with a related allowance for loan loss of $324,000. The average balance of these loans was $650,000. Interest recognized on these loans was $5,000 in 2008. There were no loans in this category on March 31, 2007.

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

Statement of Interest Sensitivity Gap

STATEMENT OF INTEREST SENSITIVITY GAP

	90 days or less	>90 days but < 1 year	1 - 5 years	>5 years	Total
Assets:
Interest-bearing deposits in other banks and federal funds sold	$8,939	$—	$—	$—	$8,939
Mortgage loans held for sale	—	—	—	—	—
Investment securities available for sale (4) (6)	31,637	1,893	8,110	18,684	60,324
Loans (1) (5)	79,515	88,953	100,440	76,284	345,192

Rate sensitive assets	$120,091	$90,846	$108,550	$94,968	$414,455

Liabilities:
Interest-bearing deposits:
Interest-bearing demand (2)	$3,140	$9,813	$26,300	$—	$39,253
Money market (3)	7,974	23,453	15,479	—	46,906
Savings (2)	2,617	8,179	21,920	—	32,716
Time deposits	56,091	108,293	41,630	—	206,014
Short-term borrowings	13,124	—	—	—	13,124
Other borrowings	292	897	6,320	9,863	17,372

Rate sensitive liabilities	$83,238	$150,635	$111,649	$9,863	$355,385

Interest sensitivity gap	$36,853	$(59,789)	$(3,099)	$85,105	$59,070
Cumulative gap	$36,853	$(22,936)	$(26,035)	$59,070
Cumulative gap to total assets	8.42%	(5.24)%	(5.95)%	13.49%

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
(6)

Investments are included in the earlier period in which interest rates are next scheduled to adjust or in which they are due. Included are U.S. Government Agency step-up bonds characterized by having tiered interest rates over their life. Due to this feature these securities have been reallocated from their maturity date to their next step-up date. The specific impact of this policy by timeframe is as follows: “1-5 years” increased $1,979 and “>5 years” decreased $1,979.

As this report shows, the Company was liability sensitive at March 31, 2008 with 5.24% of the liabilities maturing or repricing before assets in that time frame. With a declining interest rate environment, this position allows for some benefit to interest margins as the liabilities are typically longer term and will reprice at the current lower rates but have typically been on the balance sheet for longer periods since so much of the assets reprice automatically with changes in market rates.

The second report used to monitor interest rate risk is the Interest Rate Shock Analysis. This tool attempts to determine the affect on income of various shifts in the interest rate environment. In particular, a shift of 200 basis points, or 2% in interest rates, is the industry standard. Given a downward shift of 200 basis points, net interest income would decrease by $605,000 or 3.2% while net income would decrease $429,000 or 5.9%. The results of a potential shift of 200 basis points in either direction are well within internal policy guidelines. If the results were not tolerable, our policy would determine that management should reallocate the balance sheet in order to maintain compliance with the policy. If interest rates were to immediately change by 200 basis points in either direction, the economic value of equity (EVE) would improve. The economic value of equity is sometimes referred to as the present value of equity and is presented as one more statistic to monitor in managing interest rate risk.

	100 basis points				200 basis points
	Up		Down		Up		Down
	Amount	%	Amount	%	Amount	%	Amount	%
Net interest income	$(14)	-0.07%	$(321)	-1.69%	$83	0.44%	$(605)	-3.19%
Net income	$6	0.08%	$(227)	-3.10%	$79	1.08%	$(429)	-5.88%
EVE	$6,911	13.47%	$10,928	21.29%	$3,528	6.87%	$10,233	19.94%

CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

As of March 31, 2008 an evaluation was performed under the supervision and with the participation of the Company’s management, including the CEO and CFO, on the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the Company’s management, including the CEO and CFO, concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2008. There have been no significant changes in the Company’s internal controls over financial reporting or in other factors that could significantly affect internal controls during the quarter.

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

PART II - OTHER INFORMATION

Item 1 - Legal Proceedings

NONE

Item 1a. - Risk Factors

There were no material changes to the risk factors described in Item 1a. in Dimeco’s Annual Report on Form 10K for the period ended December 31, 2007.

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds

NONE

Item 3 - Defaults upon Senior Securities

Item 4 - Submissions of Matters to a Vote of Security Holders

The following represents the results of matters submitted to a vote of shareholders at the Annual Meeting held on April 24, 2008:

1.	Election of Directors

The following directors were re-elected with terms to expire in 2010

	For	Withhold Authority
Gary C. Beilman	1,157,350	33,489
Robert E. Genirs	1,185,179	5,660
Thomas A. Peifer	1,187,768	3,071

2.	S.R. Snodgrass, A.C. was elected as the Company’s Independent Registered Public Accounting Firm for the year ended December 31, 2008 by the following vote:

For	1,185,787
Against	2,380
Abstain	2,671

Item 5 - Other Information

NONE

Item 6 - Exhibits

Form 8K - Report on April 23, 2008 - News Release of Registrant

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

DIMECO, INC.

Date: May 13, 2008	By:	/s/ Gary C. Beilman
Gary C. Beilman
President and Chief Executive Officer

Date: May 13, 2008	By:	/s/ Maureen H. Beilman
Maureen H. Beilman
Chief Financial Officer