Form 10-Q
period 2008-06-30
DIMECO INC
filed 2008-08-13
CIK 898037

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OF 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

or

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act)    Yes  ☐    No  ☒

As of August 1, 2008 the registrant had outstanding 1,523,400 shares of its common stock, par value $.50 share.

Dimeco, Inc.

Dimeco, Inc.

CONSOLIDATED BALANCE SHEET (unaudited)

	June 30, 2008	December 31, 2007
(in thousands)
Assets
Cash and due from banks	$9,277	$6,878
Interest-bearing deposits in other banks	1,331	39
Federal funds sold	2,165	895

Total cash and cash equivalents	12,773	7,812

Investment securities available for sale	59,570	66,739

Loans (net of unearned income of $412 and $604)	356,463	344,758
Less allowance for loan losses	5,024	5,392

Net loans	351,439	339,366

Premises and equipment	7,181	6,387
Accrued interest receivable	1,735	1,966
Bank-owned life insurance	8,370	8,208
Other assets	4,383	3,844

TOTAL ASSETS	$445,451	$434,322

Liabilities
Deposits:
Noninterest-bearing	$40,099	$34,763
Interest-bearing	320,553	329,837

Total deposits	360,652	364,600

Short-term borrowings	21,954	8,210
Other borrowed funds	17,702	17,661
Accrued interest payable	1,142	1,691
Other liabilities	2,509	2,237

TOTAL LIABILITIES	403,959	394,399

Stockholders’ Equity
Common stock, $.50 par value; 5,000,000 shares authorized; 1,576,500 and 1,575,300 shares issued	788	788
Capital surplus	5,011	4,978
Retained earnings	38,054	36,152
Accumulated other comprehensive income (loss)	(329)	37
Treasury stock, at cost (53,100 shares)	(2,032)	(2,032)

TOTAL STOCKHOLDERS’ EQUITY	41,492	39,923

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$445,451	$434,322

See accompanying notes to the unaudited consolidated financial statements.

Dimeco, Inc.

CONSOLIDATED STATEMENT OF INCOME (unaudited)

	For the three months ended June 30,		For the six months ended June 30,
(in thousands, except per share)	2008	2007	2008	2007
Interest Income
Interest and fees on loans	6,354	$6,304	$12,990	$12,378
Investment securities:
Taxable	482	904	1,042	1,691
Exempt from federal income tax	145	77	287	149
Other	31	103	64	157

Total interest income	7,012	7,388	14,383	14,375

Interest Expense
Deposits	2,390	2,821	5,150	5,581
Short-term borrowings	67	111	122	176
Other borrowed funds	213	184	427	335

Total interest expense	2,670	3,116	5,699	6,092

Net Interest Income	4,342	4,272	8,684	8,283
Provision for loan losses	200	225	350	450

Net Interest Income After Provision for Loan Losses	4,142	4,047	8,334	7,833

Noninterest Income
Services charges on deposit accounts	397	406	805	788
Investment securities loss	(3)	—	(3)	—
Mortgage loans held for sale gains, net	26	17	84	65
Brokerage commissions	128	101	256	196
Other income	310	316	653	601

Total noninterest income	858	840	1,795	1,650

Noninterest Expense
Salaries and employee benefits	1,548	1,478	3,110	2,871
Occupancy expense, net	204	195	429	404
Furniture and equipment expense	123	138	250	271
Other expense	877	751	1,713	1,436

Total noninterest expense	2,752	2,562	5,502	4,982

Income before income taxes	2,248	2,325	4,627	4,501
Income taxes	679	726	1,393	1,405

NET INCOME	$1,569	$1,599	$3,234	$3,096

Earnings per Share—basic	$1.03	$1.05	$2.12	$2.03

Earnings per Share—diluted	$0.99	$1.01	$2.05	$1.95

Dividends per share	$0.32	$0.29	$0.64	$0.58

Average shares outstanding—basic	1,523,131	1,529,139	1,522,919	1,528,283
Average shares outstanding—diluted	1,577,863	1,587,416	1,577,481	1,584,186

See accompanying notes to the unaudited consolidated financial statements.

Dimeco, Inc.

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (unaudited)

	For the three months ended June 30,		For the six months ended June 30,
	2008	2007	2008	2007
Net income	$1,569	$1,599	$3,234	$3,096

Other comprehensive loss:
Unrealized loss on available for sale securities	(350)	(266)	(555)	(223)
Income tax benefit related to other comprehensive loss	(119)	(91)	(189)	(76)

Other comprehensive loss, net of tax	(231)	(175)	(366)	(147)

Comprehensive income	$1,338	$1,424	$2,868	$2,949

See accompanying notes to the unaudited consolidated financial statements.

Dimeco, Inc.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (unaudited)

(amounts in thousands)	Common Stock	Capital Surplus	Retained Earnings	Accumulated Other Comprehensive Income/(Loss)	Treasury Stock	Total Stockholders’ Equity
Balance, December 31, 2007	$788	$4,978	$36,152	$37	$(2,032)	$39,923

Net income			3,234			3,234
Unrealized loss on available for sale securities, net of tax benefit of $ 189				(366)		(366)
Exercise of stock options (1,200 shares)		33				33
Cumulative effect of adjustment regarding adoption of new accounting standard for postretirement obligations			(358)			(358)
Cash dividends ($.64 per share)			(974)			(974)

Balance, June 30, 2008	$788	$5,011	$38,054	$(329)	$(2,032)	$41,492

See accompanying notes to the unaudited consolidated financial statements.

Dimeco, Inc.

CONSOLIDATED STATEMENT OF CASH FLOWS (unaudited)

(in thousands)	For the six months ended June 30,
	2008	2007
Operating Activities
Net income	$3,234	$3,096
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	350	450
Depreciation and amortization	355	367
Amortization of premium and discount on investment securities, net	(541)	(1,098)
Amortization of net deferred loan origination fees	(65)	(83)
Investment securities loss	3	—
Origination of loans held for sale	(4,279)	(3,677)
Proceeds from sale of loans	4,363	3,562
Mortgage loans sold gains, net	(84)	(65)
Decrease (increase) in accrued interest receivable	231	(10)
Decrease in accrued interest payable	(549)	(223)
Deferred federal income taxes	95	(157)
Earnings on bank owned life insurance	(190)	(173)
Other, net	(295)	327

Net cash provided by operating activities	2,628	2,316

Investing Activities
Investment securities available for sale:
Proceeds from sales	2	—
Proceeds from maturities or paydown	175,793	163,329
Purchases	(168,644)	(171,367)
Net increase in loans	(12,567)	(15,266)
Redemption of Federal Home Loan Bank stock	442	40
Purchase of Federal Home Loan Bank stock	(539)	(321)
Purchase of bank-owned life insurance	—	(2,000)
Purchase of premises and equipment	(1,050)	(154)

Net cash used for investing activities	(6,563)	(25,739)

Financing Activities
Net increase (decrease) in deposits	(3,948)	10,760
Increase in short-term borrowings	13,744	6,460
Proceeds from other borrowed funds	622	6,900
Repayment of other borrowed funds	(581)	(2,433)
Purchase of treasury stock	—	(485)
Proceeds from exercise of stock options	33	136
Cash dividends paid	(974)	(885)

Net cash provided by financing activities	8,896	20,453

Increase (decrease) in cash and cash equivalents	4,961	(2,970)

Cash and cash equivalents at beginning of period	7,812	18,971

Cash and cash equivalents at end of period	$12,773	$16,001

Amount paid for interest	$6,248	$6,315

Amount paid for income taxes	$1,495	$1,614

See accompanying notes to the unaudited consolidated financial statements.

Dimeco, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The consolidated financial statements include the accounts of Dimeco, Inc. (the “Company”) and its wholly-owned subsidiary, The Dime Bank (the “Bank”). The financial statements of The Dime Bank include the consolidated financial statements of the Bank’s wholly-owned subsidiary, TDB Insurance Services, LLC. All significant intercompany balances and transactions have been eliminated in the consolidation.

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

Certain comparative amounts for prior periods have been reclassified to conform to current year presentation. The reclassifications did not affect net income or stockholders’ equity.

Recent Accounting Pronouncements

In March 2008, the FASB issued FAS No. 161, Disclosures about Derivative Instruments and Hedging Activities, to require enhanced disclosures about derivative instruments and hedging activities. The new standard has revised financial reporting for derivative instruments and hedging activities by requiring more transparency about how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for under FAS No. 133, Accounting for Derivative Instruments and Hedging Activities; and how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. FAS No. 161 requires disclosure of the fair values of derivative instruments and their gains and losses in a tabular format. It also requires entities to provide more information about their liquidity by requiring disclosure of derivative features that are credit risk-related. Further, it requires cross-referencing within footnotes to enable financial statement users to locate important information about derivative instruments. FAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The adoption of this standard is not expected to have a material effect on the Company’s results of operations or financial position.

In May 2008, the FASB issued FAS No. 162, The Hierarchy of Generally Accepted Accounting Principles. FAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (the GAAP hierarchy). FAS No. 162 will become effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles. The Company does not expect the adoption of FAS No. 162 to have a material effect on its results of operations and financial position.

In April 2008, the FASB issued FASB Staff Position No. 142-3, Determination of the Useful Life of Intangible Assets (“FSP 142-3”). FSP 142-3 amends the factors that should be considered in developing assumptions about renewal or extension used in estimating the useful life of a recognized intangible asset under FAS No. 142, Goodwill and Other Intangible Assets. This standard is intended to improve the consistency between the useful life of a recognized intangible asset under FAS No. 142 and the period of expected cash flows used to measure the fair value of the asset under FAS No. 141R and other GAAP. FSP 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008. The measurement provisions of this standard will apply only to intangible assets of the Company acquired after the effective date.

In June 2008, the FASB issued FASB Staff Position (FSP) No. EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities, to clarify that instruments granted in share-based payment transactions can be participating securities prior to the requisite service having been rendered. A basic principle of the FSP is that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and are to be included in the computation of EPS pursuant to the two-class method. The provisions of this FSP are effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those years. All prior-period EPS data presented (including interim financial statements, summaries of earnings, and selected financial data) are required to be adjusted retrospectively to conform with the provisions of the FSP. The adoption of this FSP is not expected to have a material effect on the Company’s results of operations or financial position.

Stock Options

The Company maintains a stock option plan for key officers and non-employee directors. There were no options granted in 2008 or 2007.

As of June 30, 2008 and 2007, there was no unrecognized compensation cost to unvested share-based compensation awards granted.

NOTE 2 – EARNINGS PER SHARE

There are no convertible securities which would affect the numerator in calculating basic and diluted earnings per share; therefore, net income as presented on the Consolidated Statement of Income (unaudited) will be used as the numerator. The following table sets forth the composition of the weighted-average common shares (denominator) used in the basic and diluted earnings per share computation:

	Three months ended June 30,		Six months ended June 30,
	2008	2007	2008	2007
Weighted average common stock outstanding	1,576,231	1,572,249	1,576,019	1,571,338
Average treasury stock	(53,100)	(43,110)	(53,100)	(43,055)

Weighted average common stock and common stock equivalents used to calculate basic earnings per share	1,523,131	1,529,139	1,522,919	1,528,283
Additional common stock equivalents (stock options) used to calculate diluted earnings per share	54,732	58,277	54,562	55,903

Weighted average common stock and common stock equivalents used to calculate diluted earnings per share	1,577,863	1,587,416	1,577,481	1,584,186

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

The following table presents the assets reported on the consolidated statements of financial condition at their fair value as of June 30, 2008 by level within the fair value hierarchy. As required by SFAS No. 157, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

	June 30, 2008
	Level I	Level II	Level III	Total
Assets:
Securities available for sale	$27,914	$31,656	$—	$59,570

NOTE 4 – CUMULATIVE EFFECT OF THE IMPLEMENTATION OF EIT 06-04

The Company adopted the provisions of Emerging Issues Task Force Issue 06-4 (“EITF 06-4”), Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements related to the BOLI agreements as of January 1, 2008. The initial recognition of the liability resulted in a decrease in stockholder’s equity of $358,000.

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

Financial Condition

Dimeco, Inc. reported total assets of $445,451,000 at June 30, 2008, representing growth of $11,129,000 or 2.6% greater than at December 31, 2007.

Cash and cash equivalents were $12,773,000 at June 30, 2008, representing an increase of $4,961,000 or 63.5% over balances at December 31, 2007. The balance held at the Federal Reserve Bank of Philadelphia was $2,830,000 greater than at year end in order to accommodate the check clearing system on June 30, 2008, when we processed a greater dollar amount of items than in previous months. Interest-bearing deposits in other banks were $1,292,000 greater than at year end. This increase was principally due to an investment in a $1,000,000 brokered certificate of deposit through the CDARS program. This program allows The Dime Bank to offer FDIC insurance to our customers on deposits of up to $50,000,000 and includes the opportunity to invest our own funds in these certificates. Balances of federal funds sold were $1,270,000 greater at the end of the second quarter than at the previous year end due to management maintaining liquid assets for future investment and for normal operating needs.

Investment securities available for sale declined $7,169,000 or 10.7% from December 31, 2007. There were fluctuations in balances of all types of investments during the period, most notably of these were in commercial paper. Balances of commercial paper declined $11,590,000 or 31.5% due to tightening of the market for these instruments. Many corporations were either not issuing commercial paper or had the quality rating of their issues downgraded. In addition, we did not believe that the pricing of many of the issues which were offered contained sufficient spread to interest paid for federal funds sold. While we have had the ability to continue to book quality loans during the period, we did not have the need to replace all maturities in the investment portfolio during the first half of 2008. We will continue to look for investments that meet our investment profile and do intend to purchase additional investments as they fit our profile.

Loans increased by $11,705,000 or 3.4% from December 31, 2007 to a balance of $356,463,000 as of June 30, 2008. Loans secured by commercial real estate increased $8,275,000 or 4.2% over the period with loans granted to various industries. Loans secured by residential real estate increased by $4,832,000 or 7.0%. Mortgage activity has increased from 36 closed mortgages in the first half of 2007 to 62 closed mortgages in the first half of 2008. Loans secured by residential real estate may be sold on the secondary market or selectively retained within the loan portfolio. The bank does not originate subprime mortgage loans and, therefore, has not had problems that the industry has been experiencing with this type of lending. All other loan categories remained relatively stable since December 2007.

Premises and equipment increased $794,000 or 12.4% during the first half of 2008 with construction nearly complete in the Honesdale office and in process on the sixth branch location at Lake Wallenpaupack.

Total deposits decreased $3,948,000 or 1.1% since December 31, 2007 with the decline centered in interest-bearing deposits. Noninterest-bearing deposits increased $5,336,000 or 15.3% with the primary source of the growth in commercial deposits due to the seasonal nature of our customers’ businesses. We now offer remote deposit capture to commercial customers, which may have contributed to some of this growth although we believe that it will have a more significant impact on deposit growth in future periods. Simultaneously, interest-bearing deposits decreased by $9,284,000 or 2.8%. Certificates of deposit declined $23,387,000 or 11.0% with the maturity of large municipal deposits during the period accounting for nearly all the decline. Of those maturities , $8,420,000 remained in interest-bearing checking accounts of those municipalities at June 30, 2008 before being reinvested in certificates of deposit in July 2008. This reallocation of their funds was the principal cause of interest-bearing checking accounts increasing $8,683,000 or 21.9% since December 31, 2007. Savings deposits increased $4,394,000 or 13.9% during the first half of 2008. This growth may be partially attributable to funds received by customers from natural gas leasing arrangements that have begun in Wayne County, Pennsylvania. We expect that our customers will receive substantially more funds in upcoming periods and we are poised to offer competitive pricing for these local deposits.

Short-term borrowings increased by $13,744,000 or 167.4% over the period. These borrowings are comprised of securities sold under agreements to repurchase, commonly known as commercial sweep accounts, and overnight borrowings from the FHLB. Due to the cyclical nature of our customer’s businesses, sweep accounts typically increase during the first half of the year with balances drawn down as the year progresses. Cash requirements at June 30, 2008 necessitated the overnight borrowing.

Stockholders’ equity increased $1,569,000 or 3.9% during the first half of the year. Net income of $3,234,000 was offset by dividends declared of $974,000 and a one-time adjustment of $358,000 in relation to adoption of Emerging Issues Task Force 06-04 dealing with post-retirement benefits. Regulatory capital ratios remain strong with 11.9% total risk-based capital, 10.7% Tier I capital and a Tier I leverage ratio of 9.6%. The regulatory minimums for these ratios are 8.0%, 4.0% and 4.0%, respectively.

Results of Operations

Comparison of the three months ended June 30, 2008 and 2007

The Company reported net income of $1,569,000 for the quarter ended June 30, 2008, representing a decrease of $30,000 or 1.9% over the same quarter of 2007.

Net interest income of $4,342,000 in the second quarter of 2008 represented an increase of $70,000 or 1.6% over that recorded for the same quarter of 2007. Total interest income declined by $376,000 or 5.1% in the second quarter of 2008 as compared to 2007. Interest and fees earned on loans increased $50,000 or .8% in 2008 over that earned in the second quarter of 2007 with a total of $6,354,000. The average balance of the portfolio increased $37,155,000 or 11.8% in the second quarter of 2008 while the average interest rate of the portfolio declined by .8% from 2007 to 2008, resulting in the average rate earned of 7.3% in 2008. Loans with variable or adjustable interest rates comprise 73% of our loan portfolio with the interest rates tied to prime which has decreased by 3.25% over the past nine months. The terms of our commercial real estate loans, comprising 58% of the loan portfolio, generally include a lag in repricing which affects us in both rising and falling market conditions. Therefore, our average interest rate has not declined in direct relationship to the changes in the prime rate even though several loan types are automatically repriced with changes in the prime rate. The loan committee has proactively decreased the interest rate for many commercial customers in advance of their repricing date in order to compete with offers from other financial institutions and to foster better relationships.

Interest earned on taxable investments decreased $422,000 or 46.7% in 2008 as compared to 2007. The average rate earned on the portfolio for the second quarter of 2008 was 3.69%, compared to an average rate of 5.19% in 2007 while the average balance of taxable investments declined by $17,709,000 or 25.4% in 2008 as compared to the second quarter of 2007. As noted earlier, we have invested in quality loans in lieu of investments when available, resulting in this decline of investment balances. With the principal category of investment being in short-term commercial paper, we have seen the average rate earned on the total investment portfolio decline by 1.50%, led primarily by a decline of 2.44% in the average interest rate earned on these short-term investments. The average balance of commercial paper declined $14,532,000 or 31.4% in the second quarter of 2008 as compared to 2007 due to maturities which were used for loan originations. In addition, $7,300,000 of U.S. government agency bonds were called in the first half of 2008. To replace these bonds, we purchased $8,300,000 of U.S. government agencies with call provisions which offered rates which fit our investment guidelines in the first quarter of 2008. These changes resulted in an increase of 50 basis points in the average interest rate earned on U.S. government agency bonds from the second quarter of 2007 to 2008.

Interest earned on tax exempt investments increased $68,000 or 88.3% for the second quarter of 2008 as compared to the same period in 2007. The average balance of these investments increased $6,274,000 or 81.1% during the period. In 2007, management was able to purchase municipal bonds at rates that were comparable on a tax equivalent scale to other offerings in the market, increasing balances of this type investment. Furthermore, in the first half of 2008, we were able to purchase bonds with an attractive spread to the yield curve for a short duration due to the economic climate, thereby increasing the average interest rate received on this type investment by 31 basis points in 2008 as compared to 2007.

Interest expense decreased $446,000 or 14.3% for the second quarter of 2008 as compared to 2007. The main source of this decline was attributable to deposit interest expense with the average balance of interest-bearing deposits increasing by $12,377,000 or 4.0% while the average interest rate paid decreased by .67% to 2.97% in 2008 as compared to 3.64% in 2007. Balances of money market accounts grew with the average balances of this product increasing $7,692,000 or 19.2% in the second quarter of 2008 as compared to 2007. Interest rates paid on these deposits are more closely aligned with changes in market interest rates and, therefore, declined by an average of 1.88% over the period. This product has tiered interest rates and we have maintained aggressive pricing on the top deposit tier, accounting for higher balances. In addition, the average balance of certificates of deposit increased $3,034,000 or 1.5% over the period. We have continued to offer competitive rates on certificates of deposit but during the second quarter of 2008 our competitors have offered rates which surpass national market rates and we have not met their pricing on all occasions. Municipal certificates of deposit have generally matured by the end of the second quarter each year; we will have the opportunity to bid on them again during the third quarter as their tax revenues are received.

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

Provision for loan loss expense was $200,000 for the second quarter of 2008, a decrease of $25,000 or 11.1% less than was expensed in 2007. We analyze the loan portfolio to determine what amount we believe is necessary for an adequate balance in the allowance for loan loss in order to determine the provision expense.

Noninterest income increased slightly in 2008 as compared to 2007. Brokerage commissions increased $27,000 or 26.7% as the investment department continues to build a strong customer base. Other income declined $6,000 or 1.9% over a year earlier, which is not significant by itself, although there were changes in particular line items that are worthy of mention here. The market value of mortgage servicing rights declined $50,000, requiring a charge to expense in the second quarter of 2008. There was no corresponding expense in 2007. Commissions earned on sales of title insurance increased $24,000 or 156.0% with a greater number of loans being serviced by TDB Insurance Services, LLC, a subsidiary of the bank. Interchange fees earned on our customers’ use of debit cards increased $19,000 or 25.7% in the second quarter of 2008 as compared to 2007 due to a higher percentage of our customers using this payment method.

Salaries and employee benefits increased $70,000 or 4.7% in the second quarter of 2008 as compared to 2007. Wages increased $87,000 or 8.6% in 2008 as compared to 2007 due to annual salary increases combined with hiring five additional full time equivalent employees since the second quarter of 2007. We have increased staffing for the expected opening of our sixth banking office in the fourth quarter 2008 along with additional staff due to growth. Payroll incentives are paid based upon attainment of particular goals, the first of which is based on return on equity. Although many of the goals were attained for the period, we did not attain all for 2008 as we did in 2007, thereby reducing the accrual by $30,000 or 25.7% for the second quarter of 2008. Employee benefits increased in relation to higher wages and having more employees who were eligible for benefits in the current year, adding $17,000 or 8.1% more in 2008 than in 2007. Expenses related to changes in the supplemental executive retirement plans for key officers was $20,000 less in 2008 than in 2007 due to a one-time adjustment in 2007. Due to adoption of Emerging Issues Task Force Issue 06-04 (“EITF 06-04”), Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements, as of January 1, 2008 we recorded $13,000 of expense in 2008 that was unmatched in 2007. Commission expense was $10,000 greater in 2008 than the same quarter of 2007 since this expense is a percentage of title insurance income which showed gains in 2008 over 2007. Smaller changes of other expenses were responsible for the remainder of the difference.

Other expense increased $126,000 or 16.8% in 2008 as compared to 2007. The bank’s assessment for FDIC insurance increased $46,000 or 444.2% because the FDIC reinstated risk-based assessment rates in 2007 and allowed institutions to utilize a one-time assessment credit against the new assessment. This credit was exhausted in 2007 and therefore the expense for 2008 was greater. Telephone expense increased $32,000 or 133.1% due to the upgrade of technology in the fourth quarter of 2007 and Pennsylvania Shares Tax increased $22,000 or 39.1% because the bank was not able to participate in a state tax credit program in 2008 but did participate in 2007 and the bank had a larger tax base upon which to assess the tax in 2008 due to equity growth. Smaller changes of other expenses were responsible for the remainder of the difference.

Federal income taxes decreased $47,000 or 6.5% in 2008 compared to 2007 due to the decline in income before income taxes, an increase in the amount of loans charged off in 2008 which offered greater tax deductions and a greater amount of tax exempt municipal income in 2008.

Comparison of the six months ended June 30, 2008 and 2007

Net income for the six months ended June 30, 2008 was $3,234,000, which represented an increase of $138,000 or 4.5% more than reported for the same time frame in 2007.

Net interest income increased $401,000 or 4.8% for the first half of 2008 as compared to the same period in 2007. Interest and fees on loans increased $612,000 or 4.9% based primarily on an increase in the average loans outstanding of $37,607,000 or 12.1% while the average interest rate earned on these loans declined by .53% to 7.49% in 2008. Nearly 75% of the loan portfolio has variable or adjustable interest rates and many of them are tied to changes in the prime rate of interest which has declined 3.25% in the past year. The average interest rate that we earn will continue to decline as the remainder of the variable and adjustable loan portfolio reprices.

Interest earned on taxable investment securities declined $649,000 or 38.4% due to a combination of a decrease in the average balance of $14,983,000 or 22.8% and a decline in the average interest rate earned of 1.08%. As investments matured, proceeds were used to fund loan demand with any remaining funds being reinvested. When opportunities arose, we invested in tax exempt bonds at favorable interest rates. Balances of commercial paper declined $10,411,000 or 25.3% as new issues of commercial paper were limited and we took a stricter approach to credit quality after the national turmoil experienced in the economy.

Interest earned on federally tax exempt bonds increased $138,000 or 92.6% with an increase in the average balance of $6,032,000 or 80.1% along with an increase of .41% in the average interest rate received on these bonds. Interest earned on other investments declined $93,000 or 59.2% due primarily to the average balance of federal funds sold decreasing by $1,316,000 or 25.5% while the average interest rate received on these funds also declined 2.57% in light of the market price decrease of 3.25% over the period.

Total interest expense declined $393,000 or 6.5% for the first half of 2008 as compared to the same period of 2007. Interest paid on deposits decreased $431,000 or 7.7% due to a decrease in the average interest paid of .45% even though the average balances increased by $15,323,000 or 5.0%. The largest increase in average balance was in money market deposits with this product increasing by $8,737,000 or 22.9%. As noted above, we have maintained aggressive pricing on this tiered interest product with customers placing larger balances in these accounts perhaps while waiting for higher market rates on longer term products. Time deposits grew by $6,832,000 or 3.4% on average in 2008 as compared to 2007 while the average interest rate paid on these products decreased by .36%. We have continued to offer special products and rates in order to continue to attract new customers and retain existing ones. While opening these certificates of deposit, our customer service representatives frequently had the opportunity to deepen relationships and to successfully offer additional services.

Interest on borrowed funds increased $92,000 or 27.5% due to additional borrowings used to fund longer term fixed rate loans which raised the average balance of these borrowings by $2,847,000 or 19.1%. These borrowings increased the average interest rate paid by .33% from 2007 to 2008.

The provision for loan loss decreased by $100,000 or 22.2% in the first half of 2008 as compared to 2007. This expense is based on an in depth analysis of the appropriate balance for the allowance for loan loss. Management believes that the allowance and therefore the provision expense are appropriate at each period.

Salaries and employee benefits increased $239,000 or 8.3% in the first half of 2008 as compared to 2007. Wages increased $191,000 or 9.6% in 2008 as compared to 2007 due to annual salary increases combined with hiring five additional full time equivalent employees since the second quarter of 2007. We have increased staffing for the expected opening of our sixth banking office in the fourth quarter 2008 along with additional staff due to growth. Payroll incentives were accrued at a level of $30,000 or 13.5% less than in 2007 because the incentive goals were not 100% attained in 2008. Employee benefits increased in relation to higher wages and having more employees who were eligible for benefits in the current year, adding $36,000 or 8.3% more in 2008 than in 2007. Due to adoption of Emerging Issues Task Force Issue 06-04 (“EITF 06-04”), Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements, as of January 1, 2008, we recorded $26,000 of expense in 2008 that was unmatched in 2007. Smaller changes of other expenses were responsible for the remainder of the difference.

The category of other expense increased $277,000 or 19.3% in 2008 as compared to 2007. The variation in this expense is attributable to many smaller individual items the most significant of which are explained here. The bank’s assessment of FDIC insurance was $92,000 or 457.6% greater in 2008 than in 2007 due to the FDIC reinstatement of risk-based assessment rates in 2007 for which we were allowed to utilize a one-time credit in 2007 against the assessment. We had no remaining credit available in 2008 and therefore paid the entire assessment. Outside professional fees were $59,000 or 40.6% greater in 2008 than 2007 due primarily to fees incurred for process improvement consulting. Management believes that this consulting will assist in maintaining our efficiency ratio and has already begun to improve operations in selected areas of the bank. Pennsylvania shares tax increased $45,000 or 39.9% in 2008 because in 2007 the Bank was not selected in a lottery to participate in all of the PA Educational Assistance Tax Credit Program which offers credits for the following year. We have been notified of acceptance in the program for at least the majority of the funds applied for this year, which will provide credits for 2009. Telephone expense increased $40,000 or 72.1% in 2008 after conversion to new technology which improved communication between the operations center and branches to enhance customer service. Smaller changes of other expenses were responsible for the remainder of the difference.

Liquidity and Cash Flows

To ensure that the Company can satisfy customer credit needs for current and future commitments and deposit withdrawal requirements, the Bank manages the liquidity position by ensuring that there are adequate short-term funding sources available for those needs. Liquid assets consist of cash and due from banks, federal funds sold, interest-bearing deposits with other banks and investment securities maturing in one year or less. The following table shows these liquidity sources, minus short-term borrowings, as of June 30, 2008 compared to December 31, 2007:

	June 30,	December 31,
	2008	2007
(dollars in thousands)
Cash and due from banks	$9,277	$6,878
Interest-bearing deposits with other banks	1,331	39
Federal funds sold	2,165	895
Investment securities maturing or repricing in one year or less	33,038	49,475

	45,811	57,287
Less short-term borrowings	21,954	8,210

Net liquidity position	$23,857	$49,077

As a percent of total assets	5.4%	11.3%

Short-term borrowings include the portion of long-term debt that matures within the next twelve months.

The Bank has the ability to borrow from the Federal Home Loan Bank of Pittsburgh with the maximum borrowing capacity at June 30, 2008 of $79 million with an available balance of $61 million. Other sources of liquidity are cash flows from regularly scheduled and prepayments of loans, sales or maturities in the investment portfolio, sales of residential mortgages in the secondary market, operating income and deposit growth. The Consolidated Statement of Cash Flows specifically details the contribution of each source.

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

Risk Elements

The table below presents information concerning nonperforming assets including nonaccrual loans, renegotiated loans, loans 90 days or more past due, other real estate loans and repossessed assets at June 30, 2008 and December 31, 2007. A loan is classified as nonaccrual when, in the opinion of management, there are doubts about collectability of interest and principal. At the time the accrual of interest is discontinued, future income is recognized only when cash is received. Impaired loans are recognized according to FASB 114, “Accounting by Creditors for Impairment of a Loan – Income Recognition and Disclosure.”

	June 30,	December 31,
	2008	2007
(dollars in thousands)
Loans on nonaccrual basis	$471	$572
Loans past due 90 days or more	475	560
Impaired loans	411	1,023

Total nonperforming loans	1,357	2,155
Other real estate	209	—
Repossessed assets	—	4

Total nonperforming assets	$1,566	$2,159

Nonperforming loans as a percent of total loans	0.4%	0.6%

Nonperforming assets as a percent of total assets	0.4%	0.5%

Allowance for loan loss as a percent of loans	1.41%	1.56%

Management believes the level of the allowance for loan losses at June 30, 2008 is adequate to cover probable losses inherent in the loan portfolio. The relationship between the allowance for loan losses and outstanding loans is a function of the credit quality and known risk attributed to the loan portfolio. The on-going loan review program, along with management analysis, is used to determine the adequacy of the allowance for loan losses.

At June 30, 2008 there were loans classified as impaired under the terms of FAS No. 114, “Accounting by Creditors for Impairment of a Loan – Income Recognition and Disclosure” of $411,000 with no related allowance for loan loss. During the second quarter of 2008 management charged down balances on these loans to the estimated valuation of the collateral. The average balance of these loans during 2008 was $863,000. No interest was recognized on these loans in 2008. There were no loans in this category on June 30, 2007.

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

Statement of Interest Sensitivity Gap

STATEMENT OF INTEREST SENSITIVITY GAP

	90 days	>90 days	1 - 5
	or less	but < 1 year	years	>5 years	Total
Assets:
Interest-bearing deposits in other banks and federal funds sold	$3,496	$—	$—	$—	$3,496
Mortgage loans held for sale	—	—	—	—	—
Investment securities available for sale (4) (6)	30,376	2,662	8,552	19,258	60,848
Loans (1) (5)	83,226	94,226	103,336	75,689	356,477

Rate sensitive assets	$117,098	$96,888	$111,888	$94,947	$420,821

Liabilities:
Interest-bearing deposits:
Interest-bearing demand (2)	$3,874	$12,106	$32,443	$—	$48,423
Money market (3)	8,024	23,601	15,577	—	47,202
Savings (2)	2,842	8,880	23,798	—	35,520
Time deposits	62,390	79,511	47,507	—	189,408
Short-term borrowings	21,954	—	—	—	21,954
Other borrowings	308	946	6,607	9,841	17,702

Rate sensitive liabilities	$99,392	$125,044	$125,932	$9,841	$360,209

Interest sensitivity gap	$17,706	$(28,156)	$(14,044)	$85,106	$60,612
Cumulative gap	$17,706	$(10,450)	$(24,494)	$60,612
Cumulative gap to total assets	3.97%	(2.35)%	(5.50)%	13.61%

(1)

Loans are included in the earlier period in which interest rates are next scheduled to adjust or in which they are due. No adjustment has been made for scheduled repayments or for anticipated prepayments.

(2)	Interest-bearing demand deposits and savings are segmented based on the percentage of decay method. The decay rates used include “90 days or less” 8%,” >90 days but <1 year” 25% and “1-5 years” 67%.
(3)	Money market deposits are segmented based on the percentage of decay method. The decay rates used include “90 days or less” 17%, “>90 days but < 1 year” 50% and “1-5 years” 33%.
(4)	Includes Federal Home Loan Bank and Atlantic Central Bankers Bank stock which is included in Other Assets on the Consolidated Financial Statements.
(5)	Does not include loans in nonaccrual status, deposit overdrafts, unposted items or deferred fees on loans.
(6)

Investments are included in the earlier period in which interest rates are next scheduled to adjust or in which they are due. Included are U.S. Government Agency step-up bonds characterized by having tiered interest rates over their life. Due to this feature these securities have been reallocated from their maturity date to their next step-up date. The specific impact of this policy by timeframe is as follows: “1-5 years” increased $1,921 and “>5 years” decreased $1,921.

As this report shows, the Company was liability sensitive at June 30, 2008 with 2.35% of the liabilities maturing or repricing before assets in that time frame. With a declining interest rate environment, this position allows for some benefit to interest margins as the liabilities are typically longer term and will reprice at the current lower rates but have typically been on the balance sheet for longer periods since many of the assets reprice automatically with changes in market rates.

The second report used to monitor interest rate risk is the Interest Rate Shock Analysis. This tool attempts to determine the affect on income of various shifts in the interest rate environment. In particular, a shift of 200 basis points, or 2% in interest rates, is the industry standard. Given a upward shift of 200 basis points, net interest income would decrease by $448,000 or 2.4% while net income would decrease $264,000 or 3.8%. The results of a potential shift of 200 basis points in either direction are well within internal policy guidelines. If the results were not tolerable, our policy would determine that management should reallocate the balance sheet in order to maintain compliance with the policy. If interest rates were to immediately decline by 200 basis points, the economic value of equity (EVE) would decrease by $7,889,000 or 15.3%, which is within our policy guidelines. The economic value of equity is sometimes referred to as the present value of equity and is presented as one more statistic to monitor in managing interest rate risk.

	100 basis points				200 basis points
	Up		Down		Up		Down
	Amount	%	Amount	%	Amount	%	Amount	%
Net interest income	$(183)	-0.99%	$105	0.57%	$(448)	-2.42%	$18	0.09%
Net income	$(105)	-1.50%	$52	0.75%	$(264)	-3.77%	$(23)	-0.33%
EVE	$(3,062)	-5.95%	$2,907	5.64%	$(7,889)	-15.32%	$3,315	6.44%

CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

As of June 30, 2008 an evaluation was performed under the supervision and with the participation of the Company’s management, including the CEO and CFO, on the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the Company’s management, including the CEO and CFO, concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2008. There have been no significant changes in the Company’s internal controls over financial reporting or in other factors that could significantly affect internal controls during the quarter.

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

Form 8K—Report on July 23, 2008—News Release of Registrant

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

DIMECO, INC.

Date: August 11, 2008	By:	/s/ Gary C. Beilman
Gary C. Beilman
President and Chief Executive Officer

Date: August 11, 2008	By:	/s/ Maureen H. Beilman
Maureen H. Beilman
Chief Financial Officer