Form 10-Q
period 2008-09-30
DIMECO INC
filed 2008-11-13
CIK 898037

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OF 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

or

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated file ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act)    Yes  ☐    No  ☒

As of November 1, 2008 the registrant had outstanding 1,558,300 shares of its common stock, par value $.50 share.

Dimeco, Inc.

Dimeco, Inc.

CONSOLIDATED BALANCE SHEET (unaudited)

(in thousands)	September 30, 2008	December 31, 2007
Assets
Cash and due from banks	$8,089	$6,878
Interest-bearing deposits in other banks	1,015	39
Federal funds sold	2,930	895

Total cash and cash equivalents	12,034	7,812

Investment securities available for sale	59,604	66,739

Loans (net of unearned income of $338 and $604)	372,982	344,758
Less allowance for loan losses	5,245	5,392

Net loans	367,737	339,366

Premises and equipment	9,438	6,387
Accrued interest receivable	1,772	1,966
Bank-owned life insurance	8,453	8,208
Other assets	4,938	3,844

TOTAL ASSETS	$463,976	$434,322

Liabilities
Deposits :
Noninterest-bearing	$40,145	$34,763
Interest-bearing	340,437	329,837

Total deposits	380,582	364,600

Short-term borrowings	14,573	8,210
Other borrowed funds	22,394	17,661
Accrued interest payable	1,042	1,691
Other liabilities	2,470	2,237

TOTAL LIABILITIES	421,061	394,399

Stockholders’ Equity
Common stock, $.50 par value; 5,000,000 shares authorized; 1,611,400 and 1,575,300 shares issued	806	788
Capital surplus	5,501	4,978
Retained earnings	39,281	36,152
Accumulated other comprehensive income (loss)	(641)	37
Treasury stock, at cost (53,100 shares)	(2,032)	(2,032)

TOTAL STOCKHOLDERS’ EQUITY	42,915	39,923

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$463,976	$434,322

See accompanying notes to the unaudited consolidated financial statements.

Dimeco, Inc.

CONSOLIDATED STATEMENT OF INCOME (unaudited)

(in thousands, except per share)	For the three months ended September 30,		For the nine months ended September 30,
	2008	2007	2008	2007
Interest Income
Interest and fees on loans	$6,362	$6,785	$19,352	$19,163
Investment securities:
Taxable	395	795	1,437	2,486
Exempt from federal income tax	148	98	435	247
Other	8	27	72	184

Total interest income	6,913	7,705	21,296	22,080

Interest Expense
Deposits	2,145	2,828	7,295	8,409
Short-term borrowings	85	104	207	280
Other borrowed funds	225	221	652	556

Total interest expense	2,455	3,153	8,154	9,245

Net Interest Income	4,458	4,552	13,142	12,835

Provision for loan losses	230	300	580	750

Net Interest Income After Provision for Loan Losses	4,228	4,252	12,562	12,085

Noninterest Income
Services charges on deposit accounts	442	399	1,247	1,187
Investment securities loss	(25)	—	(28)	—
Mortgage loans held for sale gains, net	67	33	151	98
Brokerage commissions	180	133	435	329
Other income	361	356	1,015	957

Total noninterest income	1,025	921	2,820	2,571

Noninterest Expense
Salaries and employee benefits	1,598	1,504	4,708	4,375
Occupancy expense, net	199	185	628	589
Furniture and equipment expense	131	123	381	394
Other expense	847	653	2,560	2,089

Total noninterest expense	2,775	2,465	8,277	7,447

Income before income taxes	2,478	2,708	7,105	7,209
Income taxes	752	851	2,145	2,256

NET INCOME	$1,726	$1,857	$4,960	$4,953

Earnings per Share – basic	$1.12	$1.22	$3.24	$3.25

Earnings per Share – diluted	$1.09	$1.18	$3.14	$3.13

Dividends per share	$0.32	$0.29	$0.96	$0.87

Average shares outstanding - basic	1,540,116	1,520,024	1,528,694	1,525,500
Average shares outstanding - diluted	1,580,243	1,578,255	1,578,444	1,582,179

See accompanying notes to the unaudited consolidated financial statements.

Dimeco, Inc.

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (unaudited)

	For the three months ended September 30,		For the nine months ended September 30,
	2008	2007	2008	2007
Net income	$1,726	$1,857	$4,960	$4,953

Other comprehensive income (loss):
Unrealized gain (loss) on available for sale securities	(497)	302	(1,055)	79
Less: Reclassification adjustment for loss included in net income	25	—	28	—

Other comprehensive income (loss) before tax	(472)	302	(1,027)	79
Income tax expense (benefit) related to other comprehensive income (loss)	(160)	103	(349)	27

Other comprehensive income (loss), net of tax	(312)	199	(678)	52

Comprehensive income	$1,414	$2,056	$4,282	$5,005

See accompanying notes to the unaudited consolidated financial statements.

Dimeco, Inc.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (unaudited)

(amounts in thousands)	Common Stock	Capital Surplus	Retained Earnings	Accumulated Other Comprehensive Income/(Loss)	Treasury Stock	Total Stockholders’ Equity
Balance, December 31, 2007	$788	$4,978	$36,152	$37	$(2,032)	$39,923
Net income			4,960			4,960
Unrealized loss on available for sale securities, net of tax benefit of $349				(678)		(678)
Exercise of stock options (36,100 shares)	18	523				541
Cumulative effect of adjustment regarding adoption of new accounting standard for postretirement obligations			(358)			(358)
Cash dividends ($.96 per share)			(1,473)			(1,473)

Balance, September 30, 2008	$806	$5,501	$39,281	$(641)	$(2,032)	$42,915

See accompanying notes to the unaudited consolidated financial statements.

Dimeco, Inc.

CONSOLIDATED STATEMENT OF CASH FLOWS (unaudited)

(in thousands)	For the nine months ended September 30,
	2008	2007
Operating Activities
Net income	$4,960	$4,953
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	580	750
Depreciation and amortization	530	529
Amortization of premium and discount on investment securities, net	(681)	(1,631)
Amortization of net deferred loan origination fees	(107)	(123)
Investment securities loss	28	—
Origination of loans held for sale	(7,216)	(5,237)
Proceeds from sale of loans	7,367	5,072
Mortgage loans sold gains, net	(151)	(98)
Decrease (increase) in accrued interest receivable	194	(147)
Decrease in accrued interest payable	(649)	(60)
Deferred federal income taxes	15	(285)
Earnings on bank owned life insurance	(288)	(263)
Other, net	(359)	(296)

Net cash provided by operating activities	4,223	3,164

Investing Activities
Investment securities available for sale:
Proceeds from sales	2	—
Proceeds from maturities or paydown	218,791	243,677
Purchases	(212,032)	(237,246)
Net increase in loans	(28,919)	(38,199)
Redemption of Federal Home Loan Bank stock	769	459
Purchase of Federal Home Loan Bank stock	(1,334)	(847)
Purchase of bank-owned life insurance	—	(2,000)
Purchase of premises and equipment	(3,436)	(332)

Net cash used for investing activities	(26,159)	(34,488)

Financing Activities
Net increase in deposits	15,982	20,436
Increase (decrease) in short-term borrowings	6,363	(1,947)
Proceeds from other borrowed funds	5,622	6,900
Repayment of other borrowed funds	(889)	(2,716)
Purchase of treasury stock	—	(485)
Proceeds from exercise of stock options	541	148
Cash dividends paid	(1,461)	(1,328)

Net cash provided by financing activities	26,158	21,008

Increase (decrease) in cash and cash equivalents	4,222	(10,316)
Cash and cash equivalents at beginning of period	7,812	18,971

Cash and cash equivalents at end of period	$12,034	$8,655

Amount paid for interest	$8,803	$9,305

Amount paid for income taxes	$1,995	$2,439

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

Recent Accounting Pronouncements

In December 2007, the FASB issued FAS No. 141 (revised 2007), Business Combinations (“FAS 141(R)), which establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in an acquiree, including the recognition and measurement of goodwill acquired in a business combination. FAS No. 141(R) is effective for fiscal years beginning on or after December 15, 2008. Earlier adoption is prohibited. The adoption of this standard is not expected to have a material effect on the Company’s results of operations or financial position.

In September 2006, the FASB issued FAS No. 157, Fair Value Measurements, which provides enhanced guidance for using fair value to measure assets and liabilities. The standard applies whenever other standards require or permit assets or liabilities to be measured at fair value. The standard does not expand the use of fair value in any new circumstances. FAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. In February 2008, the FASB issued Staff Position No. 157-1, Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13, which removed leasing transactions accounted for under FAS No. 13 and related guidance from the scope of FAS No. 157. Also in February 2008, the FASB issued Staff Position No.157-2, Partial Deferral of the Effective Date of Statement 157, which deferred the effective date of FAS No. 157 for all nonfinancial assets and nonfinancial liabilities to fiscal years beginning after November 15, 2008. The adoption of this standard is not expected to have a material effect on the Company’s results of operations or financial position.

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

In October 2008, the FASB issued FSP No. 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active. This FSP clarifies the application of FAS Statement No. 157, Fair Value Measurements, in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. This FSP shall be effective upon issuance, including prior periods for which financial statements have not been issued. Revisions resulting from a change in the valuation technique or its application shall be accounted for as a change in accounting estimate (FAS Statement No. 154, Accounting Changes and Error Corrections). The disclosure provisions of Statement 154 for a change in accounting estimate are not required for revisions resulting from a change in valuation technique or its application. The adoption of this FSP is not expected to have a material effect on the Company’s results of operations or financial position.

Stock Options

The Company maintains a stock option plan for key officers and non-employee directors. There were no options granted in 2008 or 2007.

As of September 30, 2008 and 2007, there was no unrecognized compensation cost to unvested share-based compensation awards granted.

NOTE 2 – EARNINGS PER SHARE

There are no convertible securities which would affect the numerator in calculating basic and diluted earnings per share; therefore, net income as presented on the Consolidated Statement of Income (unaudited) will be used as the numerator. The following table sets forth the composition of the weighted-average common shares (denominator) used in the basic and diluted earnings per share computation:

	Three months ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007
Weighted average common stock outstanding	1,593,216	1,573,024	1,581,794	1,571,907
Average treasury stock	(53,100)	(53,000)	(53,100)	(46,407)

Weighted average common stock and common stock equivalents used to calculate basic earnings per share	1,540,116	1,520,024	1,528,694	1,525,500
Additional common stock equivalents (stock options) used to calculate diluted earnings per share	40,127	58,231	49,750	56,679

Weighted average common stock and common stock equivalents used to calculate diluted earnings per share	1,580,243	1,578,255	1,578,444	1,582,179

NOTE 3 – FAIR VALUE MEASUREMENTS (SFAS No. 157)

Effective January 1, 2008, the Company adopted SFAS No. 157, which requires enhanced disclosures about assets and liabilities carried at fair value. SFAS No. 157 establishes a hierarchal disclosure framework associated with the level of pricing observability utilized in measuring assets and liabilities at fair value. The three broad levels defined by SFAS No. 157 hierarchy are as follows:

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

The following table presents the assets reported on the consolidated statements of financial condition at their fair value as of September 30, 2008 by level within the fair value hierarchy. As required by SFAS No. 157, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

	September 30, 2008
	Level I	Level II	Level III	Total
Assets:
Securities available for sale	$28,173	$31,431	$—	$59,604

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

Financial Condition

Dimeco, Inc. reported total assets of $463,976,000 at September 30, 2008, representing growth of $29,654,000 or 6.8% greater than at December 31, 2007.

Cash and cash equivalents of $12,034,000 at September 30, 2008, represented an increase of $4,222,000 or 54.0 % over balances at December 31, 2007. Included in this increase was $1,439,000 of additional funds held at the Federal Reserve Bank which represents funds needed in the check clearing process. Federal funds sold were $2,035,000 or 227.4% greater than at year end for potential liquidity needs due to large balance school tax deposits which are bid to local financial institutions in October. We needed to maintain access to cash in the event that we did not win the bidding opportunities.

Investment securities available for sale declined $7,135,000 or 10.7 % from balances at December 31, 2007. There were fluctuations in balances of all type investments during the period, most notable of these were in commercial paper. Balances of commercial paper declined $12,472,000 or 33.9% due to tightening in the market for these instruments. Many corporations were either not issuing commercial paper or had the quality rating of their issues downgraded. Tax exempt municipal bonds increased $2,615,000 or 21.0% as this type of investment offered opportunities for higher yields in stable investments. All of our investment portfolio is held in the available for sale category and as such is adjusted to market value. Our portfolio declined $1,028,000 in value from December 31, 2007 to September 30, 2008. Management has evaluated all declines in value and at September 30, 2008 determined that one equity security was impaired and recognized a loss of $25,000 on that security. Although market values have dropped on many of our municipal and corporate bonds, we believe that the declines are temporary and have not recognized the losses through the income statement. Due to continued loan demand during the period, we were able to reinvest matured investments in quality loans during this period. Management has increased vigilance in the selection of investments for our portfolio in light of the recent turmoil in the securities arena. We continue to look for investments that meet our investment profile and do intend to purchase additional investments as they are identified.

Loans increased by $28,224,000 or 8.2% to a balance of $372,982,000 at September 30, 2008. Loans secured by commercial real estate increased $17,548,000 or 8.9% over the period. We have continued to originate commercial mortgages to summer camps for children, an industry that has provided a niche to the bank. Total loans outstanding for this industry have increased by $12,370,000 during the first three quarters of 2008. The balance of loan growth was spread throughout various industries. Commercial and industrial loans increased by $3,123,000 to $42,460,000, an increase of 7.9% over the previous year end. Commercial loan demand has remained active as demonstrated by both loan categories. Loans secured by 1-4 family residential properties have increased by $6,819,000, an increase of 9.2% during the period. Included in this category are home equity loans, home equity lines of credit and commercial loans secured by 1-4 family residences. Mortgage activity has remained strong with 86 closed mortgages for the first three quarters in 2008 compared to 60 for the first three quarters in 2007. Residential mortgages are either sold on the secondary market or selectively retained within the loan portfolio. The bank does not originate subprime mortgage loans and, therefore has not had problems that the industry has been experiencing with this type of lending.

Premises and equipment increased $3,051,000 or 47.8% during the first three quarters of 2008 due to completion of renovations in the Honesdale office and continued construction of our sixth branch location at Lake Wallenpaupack which is scheduled to open in December 2008 along with normal scheduled furniture and equipment replacements and upgrades.

Other assets increased $1,094,000 or 28.5% during the first three quarters of 2008. This category includes many smaller balance items among which are non-marketable equity investments in bankers’ banks such as the Federal Home Loan Bank of Pittsburgh (“FHLB”). The bank is required to make investments in their stock based upon the balance of borrowed funds from the FHLB. Since our borrowings have increased during the year, balances of equity ownership have increased $565,000 or 47.9% since December 31, 2007. Another asset which is included in this category is deferred taxes receivable. In light of the volatility in the securities markets during 2008, the market value of tax exempt municipal bonds and corporate bonds have declined which has the effect of increasing the deferred tax asset. This balance increased $349,000 in 2008. Generally accepted accounting standards require available for sale investment balances to be reflected at current market rates and the recognition of a deferred tax asset or liability even though we have no intention of selling these securities and recognizing these losses at this time. The remainder of the increase is mainly attributable to higher balances of prepaid items including maintenance fees, real estate and Pennsylvania shares taxes, and loan dealer fees.

Total deposits increased $15,982,000 or 4.4% since December 31, 2007 with the growth centered in transaction and savings accounts. Noninterest-bearing deposits increased $5,382,000 or 15.5% with establishment of new relationships both through our no fee checking account and new business accounts. Simultaneously, interest-bearing deposits increased by $10,600,000 or 3.2%. This increase is the net effect of changes in many types of accounts. Balances of money market accounts declined $8,130,000 or 17.6% with customers investing in our certificate of deposit specials and financial market instruments through our investment department or utilizing their funds for other purposes. Interest-bearing checking accounts increased $19,398,000 or 48.8% with the growth coming from real estate tax collections, attorney real estate escrow closing transactions and new customers. The majority of these funds will either be reinvested in higher yielding deposits or have the balances diminished with the closing of real estate transactions. Local school real estate taxes are due September 30 each year in order for taxpayers to receive a discount. The majority of local taxpayers pay the tax by this date and the school districts deposit these funds in transaction accounts and typically invest in certificates of deposit in October. Certificates of deposit declined $5,056,000 or 2.4% with maturity of $21,985,000 of school district deposits that were originated in 2007. Those declines were partially offset by new funds garnered with certificate of deposit special rate offerings. At the same time our savings deposits increased by $4,389,000 or 13.9%. Growth in all categories was enhanced by customer’s deposits from natural gas leasing arrangements that have begun in Wayne County, Pennsylvania. We expect the community will receive substantially more funds in upcoming periods and are we poised to offer competitive pricing for these local deposits.

Short-term borrowings increased by $6,363,000 or 77.5% over the period. At both September 30, 2008 and December 31, 2007, these borrowings were comprised of securities sold under agreements to repurchase, commonly known as commercial sweep accounts. These balances were greater due to the cyclical nature of our customers businesses.

Other borrowings are term advances from the FHLB which increased $4,733,000 or 26.8% during the first nine months of 2008. Deposit competition became tumultuous in the third quarter and management used our ability to borrow from the FHLB at market interest rates rather than compete with local and national financial institutions that were paying deposit rates much higher than rates available through the FHLB. We borrowed $5,000,000 in terms from two to four years at an average rate of 3.63% in order to maintain adequate liquidity.

Stockholders’ equity increased $2,992,000 or 7.5% during the first nine months of the year. Net income of $4,960,000 was offset by dividends declared of $1,473,000 and a one-time adjustment of $358,000 in relation to adoption of Emerging Issues Task Force 06-04 dealing with post-retirement benefits. Accumulated other comprehensive loss was $641,000 at September 30, 2008 as compared to a gain of $37,000 at December 31, 2007. As mentioned above, this decline is in relation to the market value adjustments of bonds in our available for sale investment portfolio. Regulatory capital ratios remain strong with 11.9% total risk-based capital, 10.7% Tier I capital and a Tier I leverage ratio of 9.9%. The regulatory minimums to be well capitalized for these ratios are 10.0%, 6.0% and 5.0%, respectively.

Results of Operations

Comparison of the three months ended September 30, 2008 and 2007

The Company reported net income of $1,726,000 for the quarter ended September 30, 2008, representing a decrease of $131,000 or 7.1% over the same quarter of 2007.

Net interest income of $4,458,000 in the third quarter of 2008 represented a decrease of $94,000 or 2.1% from that recorded for the same quarter of 2007. Total interest income declined by $792,000 or 10.3% in the third quarter of 2008 as compared to 2007. This decrease is indicative of the decline in the prime rate of interest from 7.75% at September 30, 2007 to 5.00% one year later. Interest and fees earned on loans decreased $423,000 or 6.2% in 2008 over 2007. Approximately 75% of the bank’s loan portfolio is in variable rate loans which are mainly tied to the prime interest rate. The bank has continued to garner new loan business as the average balance of the portfolio increased $34,444,000 or 10.4% in the third quarter of 2008 while the average interest rate of the portfolio declined by 1.2% from 2007 to 2008, resulting in the average rate earned of 6.90% in 2008.

Interest earned on taxable investments decreased $400,000 or 50.3% in 2008 as compared to 2007. The average rate earned on the portfolio for the third quarter of 2008 was 3.92%, compared to an average rate of 5.41% in 2007 while the average balance of taxable investments declined by $18,522,000 or 31.9% in 2008. We have continued to invest in quality loans in lieu of investments when available, resulting in this decline of investment balances. The primary source of these additional funds for investment in loans was from investment in short-term commercial paper. These investments have proven to be an important part of our liquidity plan and, while we continue to use this type investment for that purpose and for the yields available in comparison to alternate investments, we have seen the average rate earned on the these sources decline by 2.55%. The average balance of commercial paper has decreased by $19,354,000 or 51.0% with the market offering fewer quality companies in this borrowing arena during the third quarter of 2008 as compared to a year earlier.

Interest earned on tax exempt investments increased $50,000 or 51.0% for the third quarter of 2008 as compared to the same period in 2007. The average balance of these investments increased $3,985,000 or 41.1% in 2008 as compared to 2007. We have continued to purchase municipal bonds on a tax equivalent scale at rates that were greater than or equal to taxable bond offerings in the market, increasing the average interest rate received in 2008 by 45 basis points over the third quarter of 2007.

Interest expense decreased $698,000 or 22.1% for the third quarter of 2008 as compared to 2007. This decline is mainly attributable to a decrease in deposit interest expense of $683,000 or 24.2% even though the average balance of interest-bearing deposits increased by $8,287,000 or 2.7%. The average interest rate paid decreased by .94% to 2.68% in 2008 as compared to 3.61% in 2007. Savings balances increased $2,768,000 or 8.3% on average while the interest rate paid for these funds declined by .23% to an average rate of .51% for the third quarter of 2008. This type of deposit carries a lower interest rate and does not float in direct proportion to short term market rates. Balances of money market deposits increased on average by $2,548,000 or 6.2% for the third quarter of 2008 as compared to the same period in 2007. The average interest rate paid on these deposits decreased from 3.81% to 1.74% since interest rates paid on money market accounts does tend to follow changes in short term market rates more closely than other deposit rates. In addition, the average balance of certificates of deposit increased $2,352,000 or 1.2% over the period. We have continued to offer competitive rates on certificates of deposit during the third quarter of 2008 while some of our competitors have offered rates which frequently surpass national market rates. As shown by growth in these deposits, we have continued to gain market share while being more conservative in our pricing decisions.

The provision for loan losses is charged to operations to bring the total allowance for loan losses to a level that represents management’s best estimates of the losses inherent in the portfolio, based on:

•	historical experience;

•	volume;

•	type of lending conducted by the Bank;

•	industry standards;

•	the level and status of past due and non-performing loans;

•	the general economic conditions in the Bank’s lending area along with national trends; and

•	other factors affecting the collectability of the loans in its portfolio.

Provision for loan loss expense was $230,000 for the third quarter of 2008, a decrease of $70,000 or 23.3% less than was expensed in 2007. We believe that we are conservative in our analysis of the loan portfolio and had determined the amount which we believe necessary for an adequate balance in the allowance for loan loss in order to determine the provision expense.

Noninterest income of $1,025,000 was $104,000 or 11.3% greater in 2008 than in 2007. Service charges on deposit accounts increased $43,000 or 10.8% due to a greater number of accounts subject to these charges. Brokerage commissions increased $47,000 or 35.3% as the investment department continues to build a strong customer base. A percentage of these commissions are based on the market value of investment customer’s accounts and will therefore decline if financial markets continue to decline in value. Gains on mortgage loans held for sale increased 103.0% to $67,000 in the third quarter of 2008 due to a greater number of loans sold in the secondary market.

Salaries and employee benefits increased $94,000 or 6.3% in the third quarter of 2008 as compared to 2007. Wages increased $105,000 or 10.3% in 2008 as compared to 2007 due to annual salary increases combined with hiring three additional full time equivalent employees in 2008 as compared to 2007. We have increased staffing for the expected opening of our sixth banking office in the fourth quarter of 2008 by adding three employees. These new employees have been in training for up to nine months and have been assigned to assist other branches as employee turnover occurred. Payroll incentives are paid based upon attainment of particular goals, the first of which is based on return on equity. Although many of the goals were attained for the period, we did not attain all goals for 2008 as we did in 2007, thereby reducing the accrual by $29,000 or 25.5% for the third quarter of 2008. Due to adoption of Emerging Issues Task Force Issue 06-04 (“EITF 06-04”), Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements, as of January 1, 2008 we recorded $13,000 of expense in 2008 that was unmatched in 2007.

Other expense increased $194,000 or 29.7% in 2008 as compared to 2007. As part of our community involvement, the bank continues to support local charitable causes and during the third quarter received approval for inclusion in the 2007 Pennsylvania Educational Improvement Tax Credit Program which allows us to make contributions to certain pre-approved organizations that support education in the state. The bank then receives a state tax credit of in the amount of 90% of the donation. We had applied in 2007 and were not chosen in the lottery system at that time but, at the end of their fiscal year on June 30, 2008, the state approved our application making it necessary to make the donations during the third quarter. These tax credits will be available for the bank’s 2009 Pennsylvania Shares Tax. In the third quarter we made contributions of $102,500 under this program, with $90,000 being approved for the 2007 – 2008 fiscal year which was not in our accruals before that time. The bank’s expense for FDIC insurance increased $46,000 or 476.3% because the FDIC reinstated risk-based assessment rates in 2007 and allowed institutions to utilize a one-time assessment credit against that new assessment. This credit was exhausted in 2007 and therefore the expense for 2008 was greater. Telephone expense increased $30,000 or 119.2% due to the upgrade of technology in the fourth quarter of 2007. Smaller changes of other expenses were responsible for the remainder of the difference.

Federal income taxes decreased $99,000 or 11.6% in 2008 compared to 2007 due to the decline in income before income taxes. The effective tax rate was 30.3% for 2008 and 31.4% for 2007.

Comparison of the nine months ended September 30, 2008 and 2007

Net income for the nine months ended September 30, 2008 was $4,960,000, which represented a slight increase of $7,000 or .1% greater than reported for the same time frame in 2007.

Net interest income increased $307,000 or 2.4 % in 2008 as compared to the same period in 2007. Interest income declined by $784,000 or 3.6% as the average yields on nearly all earning assets decreased from the previous year. Interest and fees on loans increased $189,000 or 1.0% based primarily on an increase in the average loans outstanding of $36,519,000 or 11.5% for the first nine months of 2008 as compared to the same period in 2007. During that period the average interest rate earned on these loans declined by .76% to 7.29% in 2008 from 8.05% in 2007. Nearly 75% of the loan portfolio has variable or adjustable interest rates and many of them are tied to changes in the prime rate of interest which has declined 2.75% in the past year. The loan portfolio includes $57,689,000 of loans which are tied to prime and will reprice automatically as interest rates change, therefore the average interest rate that we earn will continue to decline as prime moves down.

Interest earned on taxable investment securities declined $1,049,000 or 42.2% due to a combination of a decrease in the average balance of $16,162,000 or 25.6% along with a decrease in the average interest rate earned of 1.20%. As investments matured, proceeds were used at times to fund loan demand rather than reinvest in securities as a result of the greater loan demand and slower deposit growth during the current year. We continued to invest in some short term commercial paper while the yield curve remained somewhat flat and then extended maturities in tax exempt bonds at favorable interest rates as these instruments began to offer higher longer term yields. Therefore the average balance of commercial paper declined $13,410,000 or 33.5% from a year earlier as new issues of commercial paper were limited and management took a stricter approach to credit quality after the national turmoil experienced in the economy.

As noted above, management augmented balances in federally tax exempt bonds in the last year with interest income showing an increase of $188,000 or 76.1% based on an increase in the average balance of these bonds of $5,342,000 or 64.7% along with an increase of .42% in the average interest rate earned. Interest earned on other investments declined $112,000 or 60.9% due primarily to the average balance of federal funds sold decreasing by $1,314,000 or 33.2% while the average interest rate received on these funds also declined 2.58% in light of declines in the targeted federal funds rate during the past year.

Total interest expense declined $1,091,000 or 11.8% for the first nine months of 2008 as compared to the same period of 2007. Interest paid on deposits decreased $1,114,000 or 13.2% due to a decrease in the average interest paid of .61% which was offset somewhat by an increase in the average balance of $12,958,000 or 4.2%. The average balance of money market deposits increased by $6,656,000 or 17.0% while the average interest rate paid declined by 1.65%. As noted above, the interest paid on this deposit product tends to move in the same direction as short term market rates, specifically federal funds sold, but not in direct proportion to those changes. Time deposits grew by $5,333,000 or 2.7% on average in 2008 as compared to 2007 while the average interest rate paid on these products decreased by .54%. Due to the fixed terms on certificates of deposit, the average rates on these products will lower over time with a lag to changes in the actual rates paid. We have continued to offer special products and rates in order to continue to attract new customers, retain existing ones and deepen relationships with those customers.

Interest on short-term borrowings, which includes securities sold under agreements to repurchase and overnight borrowings from the FHLB, declined $73,000 or 26.1% from 2007 to 2008. The average balance of securities sold under agreements to repurchase remained level from period to period but the average interest paid decreased from 2.55% to 1.53%, accounting for a decline of

$101,000 in expense. Due to slower deposit growth and the need for additional funding sources, we maintained an average balance of $2,265,000 of overnight borrowings from FHLB in the first nine months of 2008 which was not needed in 2007. These borrowings added an additional $29,000 of interest expense.

Interest on other borrowed funds increased $96,000 or 17.3% due to additional borrowings used to fund longer term fixed rate loans which raised the average balance of these borrowings by $1,895,000 or 11.9% in 2008 compared to 2007 and increased the average interest rate paid by .22% from 2007 to 2008.

The provision for loan loss was $170,000 or 22.7% lower in the first three quarters of 2008 compared to the same period in 2007. This expense is based on an in depth analysis of the appropriate balance for the allowance for loan loss. Management believes that the allowance and therefore the provision expense are appropriate at each period.

Noninterest income for the first nine months of 2008 was $249,000 or 9.7% greater in 2008 than in 2007. Service charges on deposit accounts increased $60,000 or 5.1% due to a greater number of deposit accounts on which to earn these fees. Brokerage commissions increased $106,000 or 32.2% as the investment department continues to develop new customers through both cross sell opportunities in the branches and direct solicitations for new business.

Salaries and employee benefits increased $333,000 or 7.6% in the first three quarters of 2008 as compared to 2007. Wages increased $293,000 or 9.9% in 2008 as compared to 2007 due to annual salary increases combined with hiring additional full time equivalent employees both for staffing our sixth banking office which will open in December 2008 and growth of the bank. Payroll expenses have been lower in 2008 for some areas of the bank due to efficiencies created in those areas. In addition, we have used employees who were hired for our new office to work in positions for which we have had turnover until the branch is opened. At that time we expect to hire new staff but feel that it is important to incorporate these employees throughout the organization now so they will be familiar with our corporate culture before the opening. Payroll incentives were accrued at a level of $58,000 or 17.5% less than in 2007 because the incentive goals have not been fully attained in 2008. Employee benefits increased in relation to higher wages and having more employees who were eligible for benefits in the current year, adding $42,000 or 4.4% more in 2008 than in 2007. Due to adoption of Emerging Issues Task Force Issue 06-04 (“EITF 06-04”), Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements, as of January 1, 2008, we recorded $39,000 of expense in 2008 that was unmatched in 2007. Smaller changes of other expenses were responsible for the remainder of the difference.

The category of other expense increased $471,000 or 22.5% in 2008 as compared to 2007. The variation in this expense is attributable to many smaller individual items the most significant are explained here. The bank’s assessment of FDIC insurance was $138,000 or 463.7% greater in 2008 than in 2007 due to the FDIC reinstatement of risk-based assessment rates in 2007 for which we were allowed to utilize a one-time credit in 2007 against the assessment. We had no remaining credit available in 2008 and therefore paid the entire assessment. Donations for 2008 were $70,000 or 70.5% greater in 2008 than in 2007 mainly due to the donations noted above in conjunction with the Pennsylvania Educational Assistance Tax Credit Program during the third quarter of 2008. Telephone expense increased $69,000 or 86.7% in 2008 after conversion to new technology which improved communication between the operations center and branches with use of a new telephone system. Outside professional fees were $55,000 or 26.6% greater in 2008 than 2007 due primarily to fees incurred for process improvement consulting. Management believes that this consulting will assist in maintaining our efficiency ratio and has already begun to improve operations in selected areas of the bank. Smaller changes of other expenses were responsible for the remainder of the difference.

Liquidity and Cash Flows

To ensure that the Company can satisfy customer credit needs for current and future commitments and deposit withdrawal requirements, the Bank manages the liquidity position by ensuring that there are adequate short-term funding sources available for those needs. Liquid assets consist of cash and due from banks, federal funds sold, interest-bearing deposits with other banks and investment securities maturing in one year or less. The following table shows these liquidity sources, minus short-term borrowings, as of September 30, 2008 compared to December 31, 2007:

(dollars in thousands)	September 30, 2008	December 31, 2007
Cash and due from banks	$8,089	$6,878
Interest-bearing deposits with other banks	1,015	39
Federal funds sold	2,930	895
Investment securities maturing or repricing in one year or less	32,919	49,475

	44,953	57,287
Less short-term borrowings	14,573	8,210

Net liquidity position	$30,380	$49,077

As a percent of total assets	6.6%	11.3%

Short-term borrowings include the portion of long-term debt that matures within the next twelve months.

The Bank has the ability to borrow from the Federal Home Loan Bank of Pittsburgh with the maximum borrowing capacity at September 30, 2008 of $82 million with an available balance of $54 million. Other sources of liquidity are cash flows from regularly scheduled and prepayments of loans, sales or maturities in the investment portfolio, sales of residential mortgages in the secondary market, operating income and deposit growth. The Consolidated Statement of Cash Flows specifically details the contribution of each source.

Management monitors liquidity on a consistent basis and feels that liquidity levels are adequate. We are not aware of any known trends, events or uncertainties that will have or is reasonably likely to have a material effect on the Company's liquidity, capital resources or operations; nor are we aware of any current recommendations by regulatory authorities, which if implemented, would have such an effect.

Risk Elements

The table below presents information concerning nonperforming assets including nonaccrual loans, renegotiated loans, loans 90 days or more past due, other real estate loans and repossessed assets at September 30, 2008 and December 31, 2007. A loan is classified as nonaccrual when, in the opinion of management, there are doubts about collectability of interest and principal. At the time the accrual of interest is discontinued, future income is recognized only when cash is received. Impaired loans are recognized according to FASB 114, “Accounting by Creditors for Impairment of a Loan—Income Recognition and Disclosure.”

(dollars in thousands)	September 30, 2008	December 31, 2007
Loans on nonaccrual basis	$230	$274
Loans past due 90 days or more	429	560
Impaired loans	401	1,023

Total nonperforming loans	1,060	1,857
Other real estate	75	—
Repossessed assets	20	4

Total nonperforming assets	$1,155	$1,861

Nonperforming loans as a percent of total loans	0.3%	0.5%

Nonperforming assets as a percent of total assets	0.2%	0.4%

Allowance for loan loss as a percent of loans	1.41%	1.56%

Management believes the level of the allowance for loan losses at September 30, 2008 is adequate to cover probable losses inherent in the loan portfolio. The relationship between the allowance for loan losses and outstanding loans is a function of the credit quality and known risk attributed to the loan portfolio. The on-going loan review program, along with management analysis, is used to determine the adequacy of the allowance for loan losses.

At September 30, 2008 there were loans classified as impaired under the terms of FAS No. 114, “Accounting by Creditors for Impairment of a Loan—Income Recognition and Disclosure” of $401,000 with no related allowance for loan loss. During the second quarter of 2008 management charged down balances on these loans to the estimated valuation of the collateral. The average balance of these loans during 2008 was $726,000. No interest was recognized on these loans in 2008. At September 30, 2007 there was $3,126,000 of loans classified as impaired for which there was a related allowance for loan loss of $1,446,000.

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

Statement of Interest Sensitivity Gap

	90 days or less	>90 days but < 1 year	1 - 5 years	>5 years	Total
Assets:
Interest-bearing deposits in other banks and federal funds sold	$3,945	$—	$—	$—	$3,945
Mortgage loans held for sale	—	—	—	—	—
Investment securities available for sale (4) (6)	31,561	1,358	8,206	20,225	61,350
Loans (1) (5)	94,448	104,099	100,038	74,807	373,392

Rate sensitive assets	$129,954	$105,457	$108,244	$95,032	$438,687

Liabilities:
Interest-bearing deposits:
Interest-bearing demand (2)	$4,731	$14,784	$39,623	$—	$59,138
Money market (3)	6,468	19,022	12,554	—	38,044
Savings (2)	2,877	8,990	24,094	—	35,961
Time deposits	52,223	76,927	78,144	—	207,294
Short-term borrowings	14,573	—	—	—	14,573
Other borrowings	312	957	11,671	9,454	22,394

Rate sensitive liabilities	$81,184	$120,680	$166,086	$9,454	$377,404

Interest sensitivity gap	$48,770	$(15,223)	$(57,842)	$85,578	$61,283
Cumulative gap	$48,770	$33,547	$(24,295)	$61,283
Cumulative gap to total assets	10.51%	7.23%	(5.24%)	13.21%

(1)	Loans are included in the earlier period in which interest rates are next scheduled to adjust or in which they are due. No adjustment has been made for scheduled repayments or for anticipated prepayments.
(2)	Interest-bearing demand deposits and savings are segmented based on the percentage of decay method. The decay rates used include “90 days or less” 8%, “ >90 days but <1 year” 25% and “1-5 years” 67%.
(3)	Money market deposits are segmented based on the percentage of decay method. The decay rates used include “90 days or less” 17%, “>90 days but < 1 year” 50% and “1-5 years” 33%.
(4)	Includes Federal Home Loan Bank and Atlantic Central Bankers Bank stock which is included in Other Assets on the Consolidated Financial Statements.
(5)	Does not include loans in nonaccrual status, deposit overdrafts, unposted items or deferred fees on loans.
(6)	Investments are included in the earlier period in which interest rates are next scheduled to adjust or in which they are due. Included are U.S. Government Agency step-up bonds characterized by having tiered interest rates over their life. Due to this feature these securities have been reallocated from their matuity date to their next step-up date. 'The specific impact of this policy by timeframe is as follows: “0-3 months” increased $1,000, “1-5 years” increased $922 and “>5 years” decreased $1,922.

As this report shows, the Company was asset sensitive at September 30, 2008 with 7.23% of assets maturing or repricing before liabilities in that time frame. With a declining interest rate environment, this position suggests some decline in interest margins as the liabilities are typically longer term and will reprice at the current lower rates while the assets reprice faster with changes in market rates.

The second report used to monitor interest rate risk is the Interest Rate Shock Analysis. This tool attempts to determine the affect on income of various shifts in the interest rate environment. In particular, a shift of 200 basis points, or 2% in interest rates, is the industry standard. Given a downward shift of 200 basis points, net interest income would decrease by $590,000 or 3.3% while net income would decrease $429,000 or 6.4%. The results of a potential shift of 200 basis points in either direction are well within internal policy guidelines. If the results were not tolerable, our policy would determine that management should reallocate the balance sheet in order to maintain compliance with the policy. If interest rates were to immediately increase by 200 basis points, the economic value of equity (EVE) would decrease by $3,905,000 or 7.2%, which is within our policy guidelines. The economic value of equity is sometimes referred to as the present value of equity and is presented as one more statistic to monitor in managing interest rate risk.

	100 basis points				200 basis points
	Up		Down		Up		Down
	Amount	%	Amount	%	Amount	%	Amount	%
Net interest income	$100	0.55%	$(253)	-1.40%	$201	1.11%	$(590)	-3.26%
Net income	$87	1.30%	$(188)	-2.82%	$174	2.61%	$(429)	-6.43%
EVE	$(1,456)	-2.68%	$804	1.48%	$(3,905)	-7.19%	$(590)	-1.09%

CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

As of September 30, 2008 an evaluation was performed under the supervision and with the participation of the Company’s management, including the CEO and CFO, on the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the Company’s management, including the CEO and CFO, concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2008. There have been no significant changes in the Company’s internal controls over financial reporting or in other factors that could significantly affect internal controls during the quarter.

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

PART II – OTHER INFORMATION

Item 1 – Legal Proceedings

NONE

Item 1a. – Risk Factors

There were no material changes to the risk factors described in Item 1a. in Dimeco’s Annual Report on Form 10K for the period ended December 31, 2007.

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds

NONE

Item 3 – Defaults upon Senior Securities

NONE

Item 4 – Submissions of Matters to a Vote of Security Holders

NONE

Item 5 – Other Information

NONE

Item 6 – Exhibits

Form 8K – Report on October 28, 2008 – News Release of Registrant

Exhibit Number:
31.1	Certification Pursuant to 15 U.S.C. Section 10A, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2003

31.2	Certification Pursuant to 15 U.S.C. Section 10A, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2003

32.1	Certification Pursuant to 18 U.S.C. Section 1350

99	Report of Independent Registered Public Accounting Firm

The following exhibits are included in this Report or incorporated herein by reference:

3(i)	Articles of Incorporation of Dimeco, Inc.*

3(ii)	Amended Bylaws of Dimeco, Inc.****

10.1	2000 Independent Directors Stock Option Plan**

10.2	2000 Stock Incentive Plan***

10.3	Form of Salary Continuation Plan for Executive Officers****

*	Incorporated by reference to the Exhibit 3A to the Form S-4 (File No. 333-58936) filed with the Commission on February 26, 1993.
**	Incorporated by reference to Exhibit 99.1 to the Form S-8 (File No. 333-69420) filed with the Commission on September 14, 2002.
***	Incorporated by reference to Exhibit 99.1 to the Form S-8 (File No. 333-69416) filed with the Commission on September 14, 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused the report to be signed on its behalf by the undersigned, thereunto duly authorized.

DIMECO, INC.

Date: November 12, 2008	By:	/s/ Gary C. Beilman
Gary C. Beilman
President and Chief Executive Officer

Date: November 12, 2008	By:	/s/ Maureen H. Beilman
Maureen H. Beilman
Chief Financial Officer