Form 10-K
period 2008-12-31
DIMECO INC
filed 2009-03-24
CIK 898037

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2008

OR

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

Indicate by check mark whether the registrant: (l) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  YES    ☐  NO

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    ☐  YES    ☒  NO

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was approximately $60 million as of June 30, 2008 based on the last sale ($46.75 per share) reported on the OTC Bulletin Board as of that date. Solely for purposes of this calculation, the term “affiliate” refers to all directors and executive officers of the registrant and all stockholders beneficially owning more than 5% of the registrant’s common stock.

As of March 1, 2009, there were issued and outstanding 1,559,028 shares of the registrant’s common stock.

DOCUMENTS INCORPORATED BY REFERENCE

1.	Portions of the Registrant’s Annual Report to Stockholders for the fiscal year ended December 31, 2008. (Part II)
2.	Portions of the Registrant’s definitive Proxy Statement for the 2009 Annual Meeting of Shareholders. (Part III)

DIMECO, INC.

ANNUAL REPORT ON FORM 10-K

for the fiscal year ended December 31, 2008

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

These forward-looking statements involve risks and uncertainties, such as statements of the Company’s plans, objectives, expectations, estimates and intentions that are subject to change based on various important factors (some of which are beyond the Company’s control). The following factors, among others, could cause the Company’s financial performance to differ materially from the plans, objectives, expectations, estimates and intentions expressed in such forward-looking statements: the strength of the United States economy in general and the strength of the local economies in which the Company conducts operations; the effects of, and changes in, trade, monetary and fiscal policies and laws, including interest rate policies of the Board of Governors of the Federal Reserve System, inflation, interest rate, market and monetary fluctuations; the timely development of and acceptance of new products and services of the Company and the perceived overall value of these products and services by users, including the features, pricing and quality compared to competitors’ products and services; the willingness of users to substitute competitors’ products and services for the Company’s products and services; the success of the Company in gaining regulatory approval of its products and services, when required; the impact of changes in financial services’ laws and regulations (including laws concerning taxes, banking, securities and insurance); technological changes, acquisitions; changes in consumer spending and saving habits; and the success of the Company at managing these risks.

The Company cautions that this list of important factors is not exclusive. The Company does not undertake to update any forward-looking statement, whether written or oral, that may be made from time to time by or on behalf of the Company.

Item 1. Business

General

The Company, a Pennsylvania corporation, is a bank holding company headquartered in Honesdale, Pennsylvania. At December 31, 2008, the Company had total consolidated assets, deposits and stockholders’ equity of approximately $472 million, $382 million and $44 million, respectively. The Company’s principal business is to serve as a holding company for its wholly-owned subsidiary, The Dime Bank (the “Bank”).

The Bank is a Pennsylvania-chartered commercial bank, originally organized in 1905. The Bank provides a comprehensive range of lending, depository and financial services to individuals and small to medium-sized businesses. The Bank’s deposit services range from traditional time, demand, and savings deposit accounts to sophisticated cash management products, including electronic banking and commercial sweep accounts. The Bank’s lending services include secured and unsecured commercial, real estate and consumer loans. The Bank also operates a trust department and an investment department which had $64 million in client assets under management at December 31, 2008. The Bank conducts business from six branch offices, located in Honesdale, Hawley, Damascus, Greentown and Dingmans Ferry, Pennsylvania, as well as maintaining two off-site ATM machines each located in Honesdale and Hawley, Pennsylvania and an Operations Center in Honesdale, Pennsylvania. The Bank’s new Lake Region office in Hawley, Pennsylvania also serves as the office for the Bank’s trust and investments departments. The Bank maintains a website at www.thedimebank.com. Information on our website should not be treated as part of this Annual Report on Form 10-K.

In 2005, the Bank formed a 100% owned subsidiary, TDB Insurance Services, LLC in order to offer title insurance services in conjunction with the Bank’s lending function.

Competition

The Bank is one of many financial institutions serving its principal market area, which includes Wayne and Pike Counties, Pennsylvania and Sullivan County, New York. Such market areas are approximately 90 miles west of New York City. Pike County, Pennsylvania is one of the fastest growing counties in Pennsylvania. The competition for deposit products comes primarily from other insured financial institutions such as commercial banks, thrift institutions, credit unions, and multi-state regional banks in the Company’s market area. Based on data compiled by the FDIC as of June 30, 2008 (the latest date for which such information is available), the Bank had the largest share of FDIC-insured deposits in Wayne County with approximately 24% and the third largest share of FDIC-insured deposits in Pike County with approximately 15%. This data does not reflect deposits held by credit unions with which the Bank also competes. Deposit competition also includes a number of insurance products sold by local agents and investment products, such as mutual funds and other securities sold by local and regional brokers. Loan competition varies depending upon market conditions and comes from other insured financial institutions such as commercial banks, thrift institutions, credit unions, multi-state regional banks, and mortgage brokers.

Lending Activities

General. The principal lending activity of the Bank is the origination of commercial real estate loans, residential mortgage loans, commercial and industrial loans, installment loans, and, to a lesser extent, construction and development loans, home equity loans, and agricultural loans. Generally, loans are originated in the Company’s primary market area of Pike and Wayne Counties, Pennsylvania and Sullivan County, New York. Substantially all of the Bank’s borrowers are located in these counties and would be expected to be affected by economic and other conditions in this area. In addition, at December 31, 2008, the Company had $97 million of loans granted to summer camps and recreational facilities in the northeastern United States. This amount of loans constituted approximately 25% of the loan portfolio. The Company does not believe that there are any other concentrations of loans or borrowers exceeding 10% of total loans.

Analysis of Loan Portfolio. Set forth below is selected data relating to the composition of the Bank’s loan portfolio by type of loan on the dates indicated. Prior period information has been reclassified to agree with current year presentation.

	At December 31,

	2008		2007		2006		2005		2004

(Dollars in thousands)	$	%	$	%	$	%	$		$	%

Loans secured by real estate:
Construction and development	$13,403	3.5%	$8,385	2.4%	$3,733	1.2%	$3,771	1.3%	$662	0.3%
Mortgage loans secured by farmland	1,804	0.5%	1,869	0.5%	1,775	0.6%	1,879	0.7%	1,786	0.7%
Commercial loans secured by non-farm, non-residential properties	217,378	57.2%	198,323	57.5%	170,910	56.0%	157,076	55.4%	133,259	52.7%
Secured by 1-4 family residential properties:
Home equity lines of credit	6,342	1.7%	4,718	1.4%	4,218	1.4%	2,535	0.9%	1,820	0.7%
Mortgage loans	75,715	19.9%	69,242	20.1%	64,188	21.0%	54,682	19.2%	53,026	20.9%
Commercial and industrial loans	42,396	11.1%	39,337	11.4%	38,502	12.0%	41,289	19.2%	41,795	20.9%
Installment loans	14,750	3.9%	15,656	4.5%	16,258	5.3%	17,895	6.3%	17,517	6.9%
Other loans:
Agriculture	694	0.2%	879	0.3%	1,132	0.4%	858	0.3%	602	0.2%
Other	7,725	2.0%	6,349	1.9%	4,575	1.5%	3,577	1.3%	2,674	1.1%

Total loans	$380,207	100.0%	$344,758	100.0%	$305,291	100.0%	$283,562	100.0%	$253,141	100.0%

Loans held for sale	$--		$--		$--		$211		$112

Loan Maturities. The following table sets forth the maturities for selected categories of the Bank’s loan portfolio at December 31, 2008. The table does not include prepayments or scheduled principal repayments. All loans are shown as maturing based on contractual maturities. Demand loans and loans having no stated maturity are shown as due within one year.

(In thousands)	Due Within 1 year	Due after 1 through 5 years	Due after 5 years	Total

Commercial & agricultural real estate	$23,101	$7,255	$188,826	$219,182
Commercial & industrial, and agricultural	17,802	11,737	13,551	43,090
Construction and development	4,569	4,365	4,469	13,403

Total	$45,472	$23,357	$206,846	$275,675

The following table sets forth the dollar amount as of December 31, 2008 of selected categories of the Company’s loans due more than one year after December 31, 2008, which are based upon fixed interest rates or floating or adjustable interest rates.

(In thousands)	Fixed Rates	Variable Rates	Total

Commercial & agricultural real estate	$8,248	$187,833	$196,081
Commercial & industrial, and agricultural	12,025	13,263	25,288
Construction and development	1,990	6,844	8,834

Total	$22,263	$207,940	$230,203

Construction and Development Loans. The Bank’s construction lending has primarily involved lending for commercial construction projects and for single-family residences. All loans for the construction of speculative sale homes have a loan value ratio of not more than 80%. For both commercial and single-family projects loan proceeds are disbursed during the construction phase according to a draw schedule based on the stage of completion. Construction projects are inspected by contracted inspectors or bank personnel. Construction loans are underwritten on the basis of the estimated value of the property as completed. For commercial projects, the Bank typically also provides the permanent financing after the construction period, as a commercial mortgage.

The Bank also originates loans for the development of raw land. Development loans have a term of up to 3 years. Development loans granted to developers may have an interest only period during development. Development loans have a loan-to-value ratio not exceeding 75%. The Bank may expand its lending on raw land, as market conditions allow, to qualified borrowers experienced in the development and sale of raw land.

Loans involving construction and development financing have a higher level of risk than loans for the purchase of existing homes since collateral values, land values, development costs and construction costs can only be estimated at the time the loan is approved. The Bank has sought to minimize its risk in construction and development lending by offering such financing primarily to builders and developers to whom the Bank has loaned funds in the past and to persons who have previous experience in such projects. The Bank also limits construction and development lending to its market area, with which management is familiar.

Commercial Real Estate and Farmland Loans. The commercial real estate loan portfolio consists of loans secured primarily by children’s recreational summer camps, retail stores, restaurants, resorts, investment real estate, and manufacturing facilities. The Bank also makes loans secured by farmland. Loans secured by commercial property or farmland may be originated in amounts up to 80% of the lower of the appraised value or purchase price, for a maximum term of 20 years. The Bank has a concentration of commercial real estate loans that are secured by summer camps and recreational facilities for children in the northeastern United States; these loans are generally adjustable-rate loans, with terms of up to 20 years, with the rate tied to the prime interest rate. At December 31, 2008, $97 million of the loan portfolio consisted of loans to these summer camps and recreational facilities for children. These loans increased over 21% when compared to the year ended December 31, 2007, due to the Bank establishing new camp relationships, while continuing to serve the needs of existing camp customers.

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

Residential Real Estate Loans. The residential real estate portfolio consists of owner-occupied 1-4 family residential mortgage loans. The Bank generally originates 1-4 family residential mortgage loans in amounts of up to 80% of the appraised value of the mortgaged property without requiring mortgage insurance. The Bank will originate residential mortgage loans in amounts up to 95% of the appraised value of a mortgaged property, however, mortgage insurance is required for any loan amount in excess of 80% of appraised value. In addition, the Bank participates in special residential loan programs through various state and federal agencies which provide first-time home buyers the ability to finance up to 100% of the property value; these loans are guaranteed by those various federal and state agencies. The Bank offers residential fixed-rate loans and adjustable-rate loans with a 15 to 30 year amortization period. Interest rates for adjustable-rate loans for residences adjust every 1 to 3 years based upon rates on U.S. Treasury bills and notes. Interest rate adjustments on such loans are generally limited to two percentage points during any adjustment period and six percentage points over the life of the loan. These loans are originated for retention in the portfolio.

Fixed-rate loans are generally underwritten in accordance with Freddie Mac guidelines. Currently, loans underwritten in accordance with Freddie Mac guidelines are generally sold in the secondary market. However, the number of saleable loans could vary materially as a result of market conditions. Fixed-rate loans which are held in portfolio are underwritten in accordance with Freddie Mac credit guidelines but occasionally may not conform in relation to property guidelines. At December 31, 2008, $39 million of the Bank’s residential real estate loan portfolio consisted of long-term, fixed-rate first mortgage loans.

Substantially all of the 1-4 family mortgages include “due on sale” clauses, which are provisions giving the Bank the right to declare a loan immediately payable if the borrower sells or otherwise transfers an interest in the property to a third party.

Property appraisals on real estate securing one-to-four family residential loans are made by appraisers approved by the Loan Committee. Appraisals are performed in accordance with applicable regulations and policies. The Bank obtains title insurance policies on most first mortgage real estate loans originated.

Home equity term loans are written for terms of 1 to 15 years with fixed rates of interest. The Bank also offers revolving home equity lines of credit with variable interest rates tied to the New York prime rate. These lines allow for a 10-year draw period followed by a 10-year repayment period. Both types of home equity loans are typically based upon the lower of 80% of the collateral value or $150,000.

Commercial and Industrial Loans. Commercial and industrial loans consist of equipment, accounts receivable, inventory, lines of credit, and other business purpose loans. Such loans are generally originated in amounts up to 75% of the appraised value of the business asset and are secured by either the underlying collateral and/or by the personal guarantees of the borrower. Commercial and industrial loans are generally originated at rates above the prime interest rate and periodically adjust with changes to prime. These loans generally mature in 5 to 10 years.

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

Installment Loans. The installment loan portfolio includes various types of secured and unsecured consumer loans including automobile, education, and recreational vehicle loans. The Bank originates loans directly and indirectly through local automobile and recreational vehicle dealerships. These loans generally have terms of 1 to 5 years, generally at fixed rates of interest. The interest rates range between 2% for loans that are secured by deposits to 15% for loans that are unsecured, with an average interest rate of approximately 9%. The installment loan portfolio includes approximately $9 million of new and used automobile and recreational vehicle loans. These loans are originated in amounts up to 90% of the purchase price of the vehicle.

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

Loans Held For Sale. The Bank holds as available for sale certain residential mortgage loans. These loans conform to Freddie Mac guidelines and are readily saleable in the secondary market. The Bank services such loans and is generally not liable for these loans, since they are sold on a non-recourse basis. At December 31, 2008, no loans were classified as held for sale.

Loan Solicitation and Processing. The Bank has established various lending limits for its officers and also maintains a Loan Committee. The Loan Committee is comprised of the President, Senior Lending Officer and other Bank officers. The Loan Committee has the authority to approve all loans up to $500,000. Requests in excess of this limit must be submitted to the Board of Directors’ Loan Committee for approval. Additionally, the President and Senior Lending Officer each has the authority to approve secured loans up to $200,000, and unsecured loans up to $100,000. Loan officers generally have the authority to approve secured loans between $30,000 and $150,000 and unsecured loans between $15,000 and $50,000. Notwithstanding individual lending authority, certain loan policy exceptions must be submitted to the Loan Committee for approval.

Hazard insurance coverage is required on all properties securing loans made by the Bank. Flood insurance is also required, when applicable.

Residential and commercial loan applicants are notified of the credit decision by letter. If the loan is approved, the loan commitment specifies the terms and conditions of the proposed loan including the amount, interest rate, amortization term, a brief description of the required collateral, and the required insurance coverage. The borrower must provide proof of fire, flood (if applicable) and casualty insurance on the property serving as collateral, and these applicable insurances must be maintained during the full term of the loan.

Loan Commitments. The Bank generally grants commitments to fund fixed-rate and adjustable-rate, single-family mortgage loans for periods of 60 days at a specified term and interest rate. The total amount of its commitments to extend credit as of December 31, 2008, was $2 million.

Nonperforming Assets

The following table identifies nonperforming loans including nonaccrual loans and past due loans which were accruing but contractually past due 90 days or more. Renegotiated loans are those which terms have been renegotiated to provide a reduction or deferral of principal or interest as a result of the deteriorating position of the borrower and constitute troubled debt restructurings under Financial Accounting Standard (“FAS”) No. 15. At December 31, 2008, the Bank had $267,000 of impaired loans within the definition of FAS No. 114, as amended by FAS No. 118.

	At December 31,

(In thousands)	2008	2007	2006	2005	2004

Loans accounted for on a nonaccrual basis:
Real estate-construction loans	$-	$-	$-	$-	$-
Real estate-mortgage loans	341	443	366	487	189
Commercial and industrial loans	23	116	-	-	22
Installment loans to individuals	25	13	45	39	50
Other loans	-	-	15	-	-

Total	$389	$572	$426	$526	$261

Accruing loans which are contractually past due 90 days or more:
Real estate-construction loans	$6	$-	$-	$-	$-
Real estate-mortgage loans	5,823	509	184	209	244
Commercial and industrial loans	11	50	99	11	10
Installment loans to individuals	20	1	7	59	39
Other loans	4	-	-	-	-

Total	$5,864	$560	$290	$279	$293

Restructured loans	48	83	-	-	461

Total nonperforming loans	6,301	1,215	716	805	1,015
Other real estate owned	1,955	-	-	-	-
Repossessed assets	164	4	7	-	-

Total nonperforming assets	$8,420	$1,219	$723	$805	$1,015

Nonperforming loans as a percent of total loans	1.66%	0.35%	0.23%	0.28%	0.40%

Nonperforming assets as a percent of total assets	1.78%	0.28%	0.18%	0.22%	0.31%

Interest income of $36,000 would have been recognized on nonaccrual loans during 2008 if they had been performing in accordance with their original terms. We recognized no income on such loans during 2008.

The primary reason for the increase in nonperforming loans during the year ended December 31, 2008 was the delinquency of three commercial real estate loans which accounted for 83.5% of the total loans past due for 90 days or more. These loans are well secured by real estate, with loan to value ratios below our required standards. Management does not believe that we have any one loan that would require a material charge to the allowance for loan losses. Loans in nonaccrual status were $389 thousand at December 31, 2008. The majority of these loans were secured by real estate and in the process of collection.

Other Real Estate Owned. Real estate acquired by foreclosure is classified within other assets on the consolidated balance sheet at the lower of the recorded investment in the property or its fair value minus estimated costs of sale. Prior to foreclosure, the value of the underlying collateral is written down by a charge to the allowance for loan losses, if necessary. Any subsequent write-downs are charged against operating expenses. Operating expenses of such properties, net of related income and losses on their disposition, are included as other expense. During 2008 we took a deed in lieu of foreclosure on an automobile dealership due to the problems that the United States automobile industry is experiencing. These problems have directly affected sales of automobiles in our market. Management believes that this asset is properly valued based on a recent real estate appraisal showing that the market value is in excess of book value. We have no intent to enter into any distressed sales of this facility, which may affect the time we own this non-earning asset.

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

The following table sets forth the Bank’s classified assets in accordance with its classification system:

	At December 31,

(In thousands)	2008	2007	2006	2005	2004

Special mention	$18,281	$11,990	$8,955	$5,685	$1,862
Substandard	18,359	7,889	6,964	1,831	4,071
Doubtful	2,032	2,561	965	1,049	--
Loss	--	--	--	--	--

Total	$38,672	$22,440	$16,884	$8,565	$5,933

The allowance for loan losses increased slightly from December 31, 2007 to December 31, 2008 with several factors contributing to the change. The allowance for loan losses in made up of various components including; historical loss ratios for rated loans (loans subject to individual evaluations), historical loss ratios for homogeneous loans, and external environmental factors such as trends in volume, trends in delinquencies, classified loans and charge-offs, local and national economic factors, changes in management and loan policies, loan concentrations, etc. Contributing to increases in our allowance for loan losses were increased levels of internally classified loans and external economic factors. During 2008 management took a very conservative approach to evaluating loans subject to individual reviews in light of current economic conditions within the banking industry. Classified loans in total increased by $16.2 million to a level of $38.7 million while $33.8 million of such loans continued to perform without any delinquencies. While management has been diligent in its underwriting of loans and generally requires real estate collateral on these risk rated loans, we believe it was appropriate to review these loans on a conservative basis. The increase in the allowance for loan losses relating to the increase in classified loans amounted to $725,000. External economic factors also contributed to an increase of the allowance for loan losses amounting to $795,000. Offsetting these increasing components were declines relating to historical losses and impaired loans. The portion of the calculation that deals with historical loss includes analysis of all losses incurred over the past five years, tracking the rating of each in order to determine the percentage of loans in each loan review rate that have resulted in a loss to the Company, weighting the most recent years heavier than the oldest year in the calculation. During recent years we have seen a significant decline in the historical levels of charge-offs by loan type both individually rated loans and homogeneous loans, this component of our allowance supported a decline in our allowance for loan losses amounting to approximately $642,000. Another factor supporting a decline in our overall allowance is that in 2007 we had recorded impaired loans to one borrower of $736,000 for which we had allocated $410,000; during 2008 that loan was charged off. As of December 31, 2008 there were no impaired loans for which a specific reserve was required.

The allowance for loan losses is based on significant estimates and management evaluates the allowance for loan losses based on an appropriate range as opposed to an absolute amount. Management believes the allowance for loan losses is in an acceptable range at December 31, 2008 and will continue to actively monitor current events and trends in their analysis.

Potential Problem Loans. As of December 31, 2008, there were no loans other than those disclosed as non-performing or classified assets, where known information about possible credit problems of borrowers caused management to have serious doubts as to the ability of such borrowers to comply with the present loan repayment terms.

Allowance for Loan Losses

For a description of the Company’s methodology for determining the allowance for loan losses, see Note 1 of the Notes to Consolidated Financial Statements.

The following table presents a breakdown by loan category of the allowance for loan losses:

	At December 31,

	2008		2007		2006		2005		2004

(Dollars in thousands)	Amount	Percent of Loans to Total Loans	Amount	Percent of Loans to Total Loans	Amount	Percent of Loans to Total Loans	Amount	Percent of Loans to Total Loans	Amount	Percent of Loans to Total Loans

Commercial and industrial, and agricultural	$1,263	13.4%	$1,916	13.5%	$798	14.5%	$604	16.1%	$586	17.8%
Construction and Development	--	3.5%	--	2.4%	--	1.2%	--	1.3%	--	0.3%
Mortgage	3.980	79.2%	3,270	79.6%	3,433	79.0%	3,079	76.1%	2,269	74.8%
Installment	173	3.9%	206	4.5%	238	5.4%	290	6.5%	317	7.1%

Total	$5,416	100%	$5,392	100.0%	$4,469	100.0%	$3,973	100.0%	$3,172	100.0%

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

Current regulatory and accounting guidelines regarding investment securities (including mortgage-backed securities) require the Bank to categorize securities as held to maturity, available for sale or trading. As of December 31, 2008, the Registrant had no securities classified as held to maturity and had securities in the amount of $66 million classified as available for sale with no securities classified as trading. Securities classified as available for sale are reported for financial reporting purposes at the fair market value with net changes in the market value from period to period included as a separate component of stockholders’ equity, net of income taxes. At December 31, 2008, the Registrant’s securities available for sale had an amortized cost and market value of $66 million each. Changes in market value in the Registrant’s available for sale portfolio reflect normal market conditions and vary, either positively or negatively, based primarily on changes in general levels of market interest rates relative to the yields of the portfolio. Changes in the market value of securities available for sale do not affect the Company’s income. In addition, changes in the market value of securities available for sale do not affect the Bank’s regulatory capital requirements or its loan-to-one borrower limit.

At December 31, 2008, the Company’s investment portfolio policy allowed investments in instruments such as: (i) U.S. Treasury obligations; (ii) U.S. federal agency or federally sponsored agency obligations; (iii) obligations of state and political subdivisions; (iv) mortgage-backed securities; (v) banker’s acceptances; (vi) certificates of deposit; and (vii) investment grade corporate bonds and commercial paper. The Board of Directors may authorize additional investments. The Company does not have any investments in subprime mortgage-backed securities or collateralized debt obligations.

Management evaluates securities in the investment portfolio for other than temporary impairment in accordance with SFAS No. 115, Accounting for Certain Investment in Debt and Equity Securities. Securities are periodically reviewed for other-than-temporary impairment based upon a number of factors, including, but not limited to, the length of time and extent to which the market value has been less than cost, the financial condition of the underlying issuer, the ability of the issuer to meet contractual obligations, the likelihood of the security’s ability to recover any decline in its market value, and management’s intent and ability to hold the security for a period of time sufficient to allow for a recovery in market value. Among the factors that are considered in determining management’s intent and ability is a review of the Company’s capital adequacy, interest rate risk position, and liquidity. The assessment of a security’s ability to recover any decline in market value, the ability of the issuer to meet contractual obligations, and management’s intent and ability requires considerable judgment. A decline in value that is considered to be other than temporary is recorded as a loss within noninterest income in the Consolidated Statement of Income.

Investment Portfolio. The following table sets forth the carrying value of the investment securities portfolio at the dates indicated.

	At December 31,

(In thousands)	2008	2007	2006

Available-for-Sale:
U.S. Government agency securities	$10,552	$8,006	$15,841
Mortgage-backed securities	3,743	4,092	4,505
Obligations of state and political subdivisions	22,392	13,782	9,026
Corporate securities	8,034	3,651	2,742
Commercial paper	20,463	36,845	34,774
Equity securities	416	363	378

Total	$65,600	$66,739	$67,266

Investment Portfolio Maturities. The following table sets forth certain information regarding the carrying values, weighted average yields and maturities of the Registrant’s investment and mortgage-backed securities portfolio at December 31, 2008. The following table does not take into consideration the effects of scheduled repayments of mortgage-backed securities or the effects of possible prepayments. Securities held in the available for sale category are carried at their market value.

	At December 31, 2008

	One Year or Less		One to Five Years		Five to Ten Years		More Than Ten Years		Total Investment Securities

Dollars in thousands)	Carrying Value	Average Yield(1)	Carrying Value	Average Yield(1)	Carrying Value	Average Yield(1)	Carrying Value	Average Yield(1)	Carrying Value	Average Yield(1)	Market Value

Available for Sale:
U.S. Government agencies	$--	--%	$3,050	4.37%	$4,007	4,94%	$3,495	5.56%	$10,552	4.98%	$10,552
Mortgage-backed securities	473	5.75%	1,294	4.92%	416	5.32%	1,560	5.39%	3,743	5.27%	3,743
Obligations of state and political subdivisions	907	4.06%	3,111	3.95%	2,644	4.21%	15,730	4.11%	22,392	4.10%	22,392
Corporate securities	2,430	7.83%	2,160	6.25%	839	8.06%	2,605	4.22%	8,034	6.25%	8,034
Commercial paper	20,463	4.48%	--	--	--	--	--	--	20,463	4.48%	20,463
Equity securities	--	--	--	--	--	--	416	3.84%	416	3.84%	416

Total	$24,273	4.83%	$9,615	4.74%	$7,906	5.00%	$23,806	4.41%	$65,600	4.69%	$65,600

(1)	Weighted average yields have been computed on a taxable equivalent basis assuming a federal income tax rate of 34%.

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

Deposits. The Bank offers a variety of deposit accounts, although a majority of deposits are in fixed-term, market-rate certificate accounts. Deposit account terms vary, primarily as to the required minimum balance amount, the amount of time that the funds must remain on deposit and the applicable interest rate. In 2004, the Bank joined the Promontory Interfinancial Network, gaining the ability to offer customers certificates of deposit with FDIC insurance coverage up to $50 million through its Certificate of Deposit Account Registry Service (“CDARS”). Our customers’ funds are reciprocated in the network with funds from other banks, with no bank having total customer deposits at the current maximum FDIC coverage limit of $250,000. The Bank is the only point of contact for the customer. For this service, CDARS charges a fee of between 2.25 and 30 basis points depending on the size/term of the deposit. Any deposits placed through this network are classified as brokered certificates of deposit. The Bank had $13 million of deposits in the program at December 31, 2008.

Jumbo Certificates of Deposit. The following table shows the amount (in thousands) of the Bank’s certificates of deposit of $100,000 or more by time remaining until maturity as of December 31, 2008:

Maturity Period	Certificates of Deposit

Within three months	$26,290
Four through six months	20,860
Seven through twelve months	26,488
Over twelve months	17,835

Total	$91,473

Borrowings. The Bank may obtain advances from the Federal Home Loan Bank (“FHLB”) of Pittsburgh to supplement its supply of lendable funds. Advances from the FHLB of Pittsburgh are typically secured by a pledge of the Bank’s stock in the FHLB of Pittsburgh and a portion of the Bank’s first mortgage loans and certain other assets. Each FHLB credit program has its own interest rate, which may be fixed or variable, and range of maturities. The Bank, if the need arises, may also access the Federal Reserve Bank discount window to supplement its supply of lendable funds and to meet deposit withdrawal requirements. The Bank has offered securities sold with agreements to repurchase to larger commercial customers and had balances of $11 million at December 31, 2008. These arrangements are not deposits within the definition of the FDIC and therefore do not qualify for FDIC insurance. To collateralize these liabilities, the Bank has pledged securities with amortized cost and market value of $13 million at December 31, 2008.

The following table sets forth information concerning short-term borrowings, which consist primarily of securities sold under agreements to repurchase during the periods indicated.

	At or For the Years Ended December 31,

(Dollars in thousands)	2008	2007	2006

Average outstanding	$15,626	$13,537	$15,733
Maximum amount outstanding at any month-end during the year	19,454	19,165	21,191
Weighted average interest rate during the year	1.51%	2.58%	2.36%
Total short-term borrowings at year end	$16,671	$8,210	$12,705
Weighted average interest rate at year end	.83%	2.22%	2.64%

Trust and Financial Services Activities

The Bank operates a Trust Department and an Investment Department. These departments provide estate planning, investment management and financial planning to customers. At December 31, 2008, the Bank had $64 million of assets under management, of which $253 thousand is non-discretionary with no investment authority.

Personnel

As of December 31, 2008, the Registrant had 105 full-time employees and 26 part-time employees. The employees are not represented by a collective bargaining unit. The Registrant believes its relationship with its employees to be satisfactory.

SUPERVISION AND REGULATION

Set forth below is a brief description of certain laws which relate to the regulation and supervision of the Company and the Bank. The description does not purport to be complete and is qualified in its entirety by reference to applicable laws and regulations.

Emergency Economic Stabilization Act of 2008

In response to recent unprecedented market turmoil, the Emergency Economic Stabilization Act of 2008 (“EESA”) was enacted on October 3, 2008. EESA authorizes the Secretary of the Treasury to purchase up to $700 billion in troubled assets from financial institutions under the Troubled Asset Relief Program or TARP. Troubled assets include residential or commercial mortgages and related instruments originated prior to March 14, 2008 and any other financial instrument that the Secretary determines, after consultation with the Chairman of the Board of Governors of the Federal Reserve System, the purchase of which is necessary to promote financial stability. If the Secretary exercises his authority under TARP, EESA directs the Secretary of Treasury to establish a program to guarantee troubled assets originated or issued prior to March 14, 2008. The Secretary is authorized to purchase up to $250 million in troubled assets immediately and up to $350 million upon certification by the President that such authority is needed. The Secretary’s authority will be increased to $700 million if the President submits a written report to Congress detailing the Secretary’s plans to use such authority unless Congress passes a joint resolution disapproving such amount within 15 days after receipt of the report. The Secretary’s authority under TARP expires on December 31, 2009 unless the Secretary certifies to Congress that extension is necessary provided that his authority may not be extended beyond October 3, 2010.

Institutions selling assets under TARP will be required to issue warrants for common or preferred stock or senior debt to the Secretary. If the Secretary purchases troubled assets directly from an institution without a bidding process and acquires a meaningful equity or debt position in the institution as a result or acquires more than $300 million in troubled assets from an institution regardless of method, the institution will be required to meet certain standards for executive compensation and corporate governance, including a prohibition against incentives to take unnecessary and excessive risks, recovery of bonuses paid to senior executives based on materially inaccurate earnings or other statements and a prohibition against agreements for the payment of golden parachutes. Institutions that sell more than $300 million in assets under TARP auctions will not be entitled to a tax deduction for compensation in excess of $500,000 paid to its chief executive or chief financial official or any of its other three most highly compensated officers. In addition, any severance paid to such officers for involuntary termination or termination in connection with a bankruptcy or receivership will be subject to the golden parachute rules under the Internal Revenue Code.

EESA increases the maximum deposit insurance amount up to $250,000 until December 31, 2009 and removes the statutory limits on the FDIC’s ability to borrow from the Treasury during this period. The FDIC may not take the temporary increase in deposit insurance coverage into account when setting assessments. EESA allows financial institutions to treat any loss on the preferred stock of the Federal National Mortgage Association or Federal Home Loan Mortgage Corporation as an ordinary loss for tax purposes.

Pursuant to his authority under EESA, the Secretary of the Treasury has created the TARP Capital Purchase Plan under which the Treasury Department will invest in senior preferred stock of U.S. banks and savings associations or their holding companies. Qualifying financial institutions may issue senior preferred stock with a value equal to not less than 1% of risk-weighted assets and not more than the lesser of $25 billion or 3% of risk-weighted assets. The senior preferred stock will pay dividends at the rate of 5% per annum until the fifth anniversary of the investment and thereafter at the rate of 9% per annum. The senior preferred stock may not be redeemed for three years except with the proceeds from an offering of common stock or preferred stock qualifying as Tier 1 capital in an amount equal to not less than 25% of the amount of the senior preferred. After three years, the senior preferred may be redeemed at any time in whole or in part by the financial institution. No dividends may be paid on common stock unless dividends have been paid on the senior preferred stock. Until the third anniversary of the issuance of the senior preferred, the consent of the U.S. Treasury will be required for any increase in the dividends on the common stock or for any stock repurchases unless the senior preferred has been redeemed in its entirety or the Treasury has transferred the senior preferred to third parties. The senior preferred will not have voting rights other than the right to vote as a class on the issuance of any preferred stock ranking senior, any change in its terms or any merger, exchange or similar transaction that would adversely affect its rights. The senior preferred will also have the right to elect two directors if dividends have not been paid for six periods. The senior preferred will be freely transferable and participating institutions will be required to file a shelf registration statement covering the senior preferred. The issuing institution must grant the Treasury piggyback registration rights. Prior to issuance, the financial institution and its senior executive officers must modify or terminate all benefit plans and arrangements to comply with EESA. Senior executives must also waive any claims against the Department of Treasury.

In connection with the issuance of the senior preferred, participating publicly traded institutions must issue to the Secretary immediately exercisable 10-year warrants to purchase common stock with an aggregate market price equal to 15% of the amount of senior preferred. The exercise price of the warrants will equal the market price of the common stock on the date of the investment. The Secretary may only exercise or transfer one-half of the warrants prior to the earlier of December 31, 2009 or the date the issuing financial institution has received proceeds equal to the senior preferred investment from one or more offerings of common or preferred stock qualifying as Tier 1 capital. The Secretary will not exercise voting rights with respect to any shares of common stock acquired through exercise of the warrants. The financial institution must file a shelf registration statement covering the warrants and underlying common stock as soon as practicable after issuance and grant piggyback registration rights. The number of warrants will be reduced by one-half if the financial institution raises capital equal to the amount of the senior preferred through one or more offerings of common stock or preferred stock qualifying as Tier 1 capital. If the financial institution does not have sufficient authorized shares of common stock available to satisfy the warrants or their issuance otherwise requires shareholder approval, the financial institution must call a meeting of shareholders for that purpose as soon as practicable after the date of investment. The exercise price of the warrants will be reduced by 15% for each six months that lapse before shareholder approval subject to a maximum reduction of 45%.

Because of its strong capital position, the Company elected not to participate in the TARP Capital Purchase Program.

On February 17, 2009, President Obama signed the American Recovery and Reinvestment Act of 2009 (the “Recovery Act”) into law. The Recovery Act was implemented to provide $787 billion in funds to create and preserve jobs, promote economic recovery, spur technological advances in science and health, invest in transportation, environmental protection, and other infrastructure that will provide long-term economic benefits, and stabilize state and local government budgets. The Recovery Act also contains provisions limiting, but not capping, executive compensation for all current and future TARP recipients until the institution has repaid the government.

Regulation of the Company

Set forth below is a brief description of certain laws which related to the regulation of the Company and the Bank. The description does not purport to be complete and is qualified in its entirety by reference to applicable laws and regulations.

General. As a bank holding company under the Bank Holding Company Act of 1956, as amended, the Company is subject to regulation, supervision and examination by the Board of Governors of the Federal Reserve System and by the Pennsylvania Department of Banking. The Company is required to file annually a report of its operations with the Federal Reserve and the Pennsylvania Department of Banking. This regulation and oversight is generally intended to ensure that the Company limits its activities to those allowed by law and that it operates in a safe and sound manner without endangering the financial health of the Bank.

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

Restrictions on Dividends. The Federal Reserve has issued a policy statement on the payment of cash dividends by bank holding companies, which expresses the Federal Reserve’s view that a bank holding company should pay cash dividends only to the extent that the holding company’s net income for the past year is sufficient to cover both the cash dividends and a rate of earnings retention that is consistent with the holding company’s capital needs, asset quality and overall financial condition. The Federal Reserve also indicated that it would be inappropriate for a company experiencing serious financial problems to borrow funds to pay dividends. Furthermore, under the federal prompt corrective action regulations, the Federal Reserve may prohibit a bank holding company from paying any dividends if the holding company’s bank subsidiary is classified as “undercapitalized.” The Federal Reserve requires advance notice of any dividend that exceeds earnings for the period for which the dividend is being paid.

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

The Code also provides state-chartered commercial banks with all of the powers enjoyed by national banks and federal savings associations, subject to regulation by the Pennsylvania Department of Banking. The Federal Deposit Insurance Corporation Act, however, prohibits a state-chartered bank from making new investments, loans, or becoming involved in activities as principal and equity investments which are not permitted for national banks unless (i) the FDIC determines the activity or investment does not pose a significant risk of loss to the relevant insurance fund and (ii) the bank meets all applicable capital requirements. Accordingly, the additional operating authority provided to the Bank by the code is significantly restricted by the Federal Deposit Insurance Act.

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

Federal Deposit Insurance. The Bank’s deposits are insured to applicable limits by the Federal Deposit Insurance Corporation. Pursuant to the Emergency Economic Stabilization Act of 2008, the maximum deposit insurance amount has been increased from $100,000 to $250,000 until December 31, 2009. On October 13, 2008, the FDIC established a Temporary Liquidity Guarantee Program under which the FDIC will fully guarantee all non-interest-bearing transaction accounts until December 31, 2009 (the “Transaction Account Guarantee Program”) and all senior unsecured debt of insured depository institutions or their qualified holding companies issued between October 14, 2008 and October 31, 2009 that matures prior to December 31, 2012 (the “Debt Guarantee Program”). Senior unsecured debt would include federal funds purchased and certificates of deposit standing to the credit of the bank. All eligible institutions participated in the program without cost for the first 30 days of the program. After November 12, 2008, institutions which did not opt out prior to December 5, 2008 are assessed at the rate of ten basis points for transaction account balances in excess of $250,000 and at a rate of between 50 and 100 basis points of the amount of debt issued. Participating institutions must pay a surcharge on debt issued after April 1, 2009. The Bank is participating in the Transaction Account Guarantee Program but has opted out of the Debt Guarantee Program.

Pursuant to the Federal Deposit Insurance Reform Act of 2005 (the “Reform Act”), the FDIC is authorized to set the reserve ratio for the Deposit Insurance Fund annually at between 1.15% and 1.5% of estimated insured deposits. If the Deposit Insurance Fund’s reserves exceed the designated reserve ratio, the FDIC is required to pay out all or, if the reserve ratio is less than 1.5%, a portion of the excess as a dividend to insured depository institutions based on the percentage of insured deposits held on December 31, 1996, adjusted for subsequently paid premiums. Insured depository institutions that were in existence on December 31, 1996, and paid assessments prior to that date (or their successors) are entitled to a one-time credit against future assessments based on their past contributions to the predecessor to the Deposit Insurance Fund.

The FDIC has set the designated reserve ratio at 1.25% of estimated insured deposits. The FDIC has also adopted a risk-based premium system that provides for quarterly assessments based on an insured institution’s ranking in one of four risk categories based on their examination ratings and capital ratios. Well-capitalized institutions with the CAMELS ratings of 1 or 2 are grouped in Risk Category I and have been assessed for deposit insurance at an annual rate of between five and seven basis points with the assessment rate for an individual institution determined according to a formula based on a weighted average of the institution’s individual CAMELS component ratings plus either five financial ratios or the average ratings of its long-term debt. Institutions in Risk Categories II, III and IV are currently assessed at annual rates of 10, 28 and 43 basis points, respectively. The Bank used the remaining balance of its special assessment credit to offset a portion of its deposit insurance premium during 2007.

Due to recent bank failures, the FDIC has determined that the reserve ratio was 1.01% as of June 30, 2008. In accordance with the Reform Act, the FDIC must establish and implement a plan within 90 days to restore the reserve ratio to 1.15% within five years (subject to extension due to extraordinary circumstances). For the quarter beginning January 1, 2009, the FDIC has raised the base annual assessment rate for institutions in Risk Category I to between 12 and 14 basis points while the base annual assessment rates for institutions in Risk Categories II, III and IV would be increased to 17, 35 and 50 basis points, respectively. For the quarter beginning April 1, 2009 the FDIC has set the base annual assessment rate for institutions in Risk Category I to between 12 and 16 basis points and the base annual assessment rates for institutions in Risk Categories II, III and IV at 22, 32 and 45 basis points, respectively. An institution’s assessment rate could be lowered by as much as five basis points based on the ratio of its long-term unsecured debt to deposits or, for smaller institutions based on the ratio of certain amounts of Tier 1 capital to deposits. The assessment rate would be adjusted for Risk Category I institutions that have a high level of brokered deposits and have experienced higher levels of asset growth (other than through acquisitions) and could be increased by as much as ten basis points for institutions in Risk Categories II, III and IV whose ratio of brokered deposits to deposits exceeds 10% of assets. An institution’s base assessment rate would also be increased if an institution’s ratio of secured liabilities (including FHLB advances and repurchase agreements) to deposits exceeds 25%. The maximum adjustment for secured liabilities for institutions in Risk Categories I, II, III and IV would be 8, 11, 16 and 22.5 basis points, respectively, provided that the adjustment may not increase the base assessment rate by more than 50%.

On February 27, 2009, the FDIC adopted an interim rule imposing a 20 basis point emergency special assessment on insured institutions as of June 30, 2009, payable on September 30, 2009. The interim rule also permits the FDIC to impose an additional special assessment after June 30, 2009, of up to 10 basis points, if necessary to maintain public confidence in federal deposit insurance. The FDIC has indicated that it will reduce the special assessment to 10 basis points if its line of credit from the U.S. Treasury is increased to $100 million.

In addition, all FDIC-insured institutions are required to pay assessments to the FDIC to fund interest payments on bonds issued by the Financing Corporation (“FICO”), an agency of the Federal government established to recapitalize the predecessor to the SAIF. The FICO assessment rates, which are determined quarterly, averaged .0112% of insured deposits in fiscal 2008. These assessments will continue until the FICO bonds mature in 2017.

Regulatory Capital Requirements. The FDIC has promulgated capital adequacy requirements for state-chartered banks that, like the Bank, are not members of the Federal Reserve System. At December 31, 2008, the Bank exceeded all regulatory capital requirements and was classified as “well capitalized.”

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

The Bank is also subject to minimum capital requirements imposed by the Pennsylvania Department of Banking on Pennsylvania-chartered depository institutions. Under the Pennsylvania Department of Banking’s capital regulations, a Pennsylvania bank or savings bank must maintain a minimum leverage ratio of Tier 1 capital (as defined under the FDIC’s capital regulations) to total assets of 4%. In addition, the Pennsylvania Department of Banking has the supervisory discretion to require a higher leverage ratio for any institutions based on the institution’s substandard performance in any of a number of areas. The Bank was in compliance with both the FDIC and the Pennsylvania Department of Banking capital requirements as of December 31, 2008.

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

As a member, it is required to purchase and maintain stock in the Federal Home Loan Bank of Pittsburgh in an amount equal to 0.7% of its aggregate unpaid residential mortgage loans, home purchase contracts or similar obligations at the beginning of each year and 4.7% of its outstanding advances from the Federal Home Loan Bank. At December 31, 2008, the Bank was in compliance with this requirement.

Federal Reserve System. The Federal Reserve requires all depository institutions to maintain non-interest bearing reserves at specified levels against their transaction accounts (primarily checking and NOW accounts) and non-personal time deposits. The balances maintained to meet the reserve requirements imposed by the Federal Reserve may be used to satisfy the liquidity requirements that are imposed by the Department. At December 31, 2008, the Bank met its reserve requirements.

Loans to One Borrower. Under Pennsylvania law, commercial banks have, subject to certain exemptions, lending limits to one borrower in an amount equal to 15% of the institution’s capital accounts. Pursuant to the national bank parity provisions of the Pennsylvania Banking Code, the Bank may also lend up to the maximum amounts permissible for national banks, which are allowed to make loans to one borrower of up to 25% of capital and surplus in certain circumstances. An institution’s capital account includes the aggregate of all capital, surplus, undivided profits, capital securities and general reserves for loan losses. As of December 31, 2008, the Bank’s loans to one borrower limitation was $12 million and the Bank was in compliance with such limitation.

Item 1A. Risk Factors

Not applicable.

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2. Properties

The Company operates from its main office, an operational center, and six branch offices, as described in “Item 1. Business.” All offices are owned except for two branch offices and the Operations Center. The leases have initial terms of between 5-20 years, with renewal options for additional years. The following table sets forth certain information regarding our offices:

	Year Opened	Owned or Leased	Book Value at 12/31/08 (in thousands)
Main Office
820 Church Street Honesdale, PA	1985	Owned	$2,381

Branch Offices
309 Main Avenue Hawley, PA	1988	Owned	$849

Route 371 Damascus, PA	1995	Leased (1)	$72

Route 507 Greentown, PA	1997	Leased (2)	$393

Route 739 Dingmans Ferry, PA	2004	Owned	$1,151

33 Welwood Avenue (Route 6) Hawley, PA	2008	Owned	$4,425

Operations Center
120 Sunrise Avenue Honesdale, PA	1998	Leased (3)	$465

(1)	Lease expires 2015 with 15 year renewal option.
(2)	Lease expires 2012 with 10 year renewal option.
(3)	Lease expires 2013 with a 5 year renewal option.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

(a) Market for Common Equity. The Information relating to the market for Registrant’s common equity and related stockholder matters appears under “Market Prices of Stock/Dividends Paid” in the Registrant’s Annual Report to Shareholders for the fiscal year ended December 31, 2008 (“Annual Report”) which is filed as Exhibit 13 hereto and is incorporated herein by reference. During the period covered by this report, the Company did not sell any equity securities that were not registered under the Securities Act of 1933.

(b) Use of Proceeds. Not applicable.

(c) Issuer Purchases of Equity Securities. None

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

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A(T). Controls and Procedures

(a) Disclosure Controls and Procedures. Dimeco, Inc.’s management is responsible for establishing and maintaining effective disclosure controls and procedures, as defined under Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934. As of December 31, 2008, an evaluation was performed under the supervision and with the participation of management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Registrant’s disclosure controls and procedures as of December 31, 2008. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Registrant’s disclosure controls and procedures were effective as of that date in ensuring material information required to be disclosed in this Annual Report on 10-K was recorded, processed, summarized, and reported on a timely basis.

(b) Internal Control Over Financial Reporting. Management’s Report on Internal Control Over Financial Reporting is furnished herein by reference from the Annual Report. Such report is not deemed to be filed for purposes of Section 18 of the Securities Exchange Act of 1934 or otherwise subject to the liabilities of that section. This annual report does not include an attestation report of the Company’s registered pubic accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this Annual Report. There were no changes in the Registrant’s internal control over financial reporting that occurred during the quarter ended December 31, 2008 that have materially affected, or are reasonably likely to materially affect, the Registrant’s internal control over financial reporting.

Item 9B. Other Information

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Other information required under this item is incorporated herein by reference to the Proxy Statement for the 2009 Annual Meeting of Shareholders (the “Proxy Statement”) contained under the sections captioned “Section 16(a) Beneficial Ownership Reporting Compliance,” “Proposal I – Election of Directors,” and “Corporate Governance.”

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

(d)	Securities Authorized for Issuance Under Equity Compensation Plans

Set forth below is information as of December 31, 2008, with respect to compensation plans under which equity securities of the Registrant are authorized for issuance.

Equity Compensation Plan Information

	(A) Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	(B) Weighted-average Exercise Price of Outstanding Options, Warrants and Rights	(C) Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (A))
Equity compensation plans approved by shareholders:
2000 Independent Directors Stock Option Plan	13,212	$22.08	4
2000 Stock Incentive Plan	55,620	24.17	2,000

Equity compensation plans not approved by shareholders:	--	--	--

Total	68,832	$23.77	2,004

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

(1) The consolidated balance sheet of Dimeco, Inc. as of December 31, 2008 and 2007 and the related consolidated statements of income, changes in stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2008, together with the related notes and the independent auditors’ report of S.R. Snodgrass, A.C., independent certified public accountants for the three years ended December 31, 2008.

(2) Schedules omitted as they are not applicable.

(3) The following exhibits are included in this Report or incorporated herein by reference:

3(i)	Articles of Incorporation of Dimeco, Inc., as amended *
3(ii)	Amended Bylaws of Dimeco, Inc.**
10.1†	2000 Independent Directors Stock Option Plan***
10.2†	2000 Stock Incentive Plan****
10.3†	Form of Salary Continuation Plan for Executive Officers, as amended and restated*****
10.4†	Change in Control Severance Agreement with Gary C. Beilman******
10.5†	Change in Control Severance Agreement with Maureen H. Beilman******
10.6†	Change in Control Severance Agreement with Peter Bochnovich******
13	Annual Report to Shareholders for the fiscal year ended December 31, 2008
14	Code of Ethics for Principal Executive Officers and Senior Financial Officers *******
21	Subsidiaries of the Registrant
23	Consent of S.R. Snodgrass, A.C.
31.1	Rule 13a-14(a)/15d-14(a) Certificate
31.2	Rule 13a-14(a)/15d-14(a) Certificate
32	Section 1350 Certification

†	Management contract or compensatory plan or arrangement.
*	Incorporated by reference to the identically numbered exhibit to the Registrant’s Form 10-K for the fiscal year ended December 31, 2004.
**	Incorporated by reference to the identically numbered exhibits to the Registrant’s Form 10-KSB for the fiscal year ended December 31, 2001.
***	Incorporated by reference to Exhibit 99.1 to the Registration Statement on Form S-8 (File No. 333-69416) filed with the Commission on September 14, 2002.
****	Incorporated by reference to Exhibit 99.1 to the Registration Statement on Form S-8 (File No. 333-69420) filed with the Commission on September 14, 2002.
*****	Incorporated by reference to identically numbered exhibit to the Registrant’s Form 8-K filed July 2, 2007.
******	Incorporated by reference to identically numbered exhibit to the Registrant’s Form 10-K for the fiscal year ended December 31, 2006.
*******	Incorporated by reference to the identically numbered exhibit to the Registrant’s Form 10-KSB for the fiscal year ended December 31, 2003.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

DIMECO, INC.

Dated: March 23, 2009		/s/ Gary C. Beilman
	By:	Gary C. Beilman President and Chief Executive Officer (Duly Authorized Representative)

Pursuant to the requirement of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on March 23, 2009 on behalf of the Registrant and in the capacities indicated.

/s/ William E. Schwarz	/s/ Gary C. Beilman
William E. Schwarz	Gary C. Beilman
Chairman of the Board and Director	President, Chief Executive Officer and Director (Principal Executive Officer)

/s/ Maureen H. Beilman	/s/ Robert E. Genirs
Maureen H. Beilman	Robert E. Genirs
Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)	Director

/s/ Barbara Jean Genzlinger	/s/ John S. Kiesendahl
Barbara Jean Genzlinger	John S. Kiesendahl
Director	Vice Chairman of the Board of Directors

/s/ Thomas A. Peifer	/s/ Henry M. Skier
Thomas A. Peifer	Henry M. Skier
Director	Director

/s/ John F. Spall
John F. Spall
Director