Form 10-Q
period 2009-03-31
DIMECO INC
filed 2009-05-15
CIK 898037

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

or

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

Check whether the issuer (1) filed all reports required to be filed by Sections 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated file ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act)    Yes  ☐    No  ☒

As of May 1, 2009 the registrant had outstanding 1,558,028 shares of its common stock, par value $.50 share.

Dimeco, Inc.

PART I – FINANCIAL INFORMATION

Item 1.    Financial Statements

Dimeco, Inc.

CONSOLIDATED BALANCE SHEET (unaudited)

(in thousands)	March 31, 2009	December 31, 2008
Assets
Cash and due from banks	$5,575	$3,625
Interest-bearing deposits in other banks	349	368

Total cash and cash equivalents	5,924	3,993

Mortgage loans held for sale	1,545	—
Investment securities available for sale	51,598	65,600

Loans (net of unearned income of $222 and $272)	387,317	380,207
Less allowance for loan losses	5,719	5,416

Net loans	381,598	374,791

Premises and equipment	11,287	10,880
Accrued interest receivable	1,732	2,050
Bank-owned life insurance	8,899	8,535
Other assets	9,582	6,629

TOTAL ASSETS	$472,165	$472,478

Liabilities
Deposits :
Noninterest-bearing	$38,657	$37,626
Interest-bearing	339,611	344,363

Total deposits	378,268	381,989

Short-term borrowings	20,910	16,671
Other borrowed funds	23,881	24,298
Accrued interest payable	1,188	1,158
Other liabilities	3,058	3,894

TOTAL LIABILITIES	427,305	428,010

Stockholders’ Equity
Common stock, $.50 par value; 5,000,000 shares authorized; 1,612,128 and 1,611,828 shares issued	806	806
Capital surplus	5,520	5,516
Retained earnings	40,676	40,160
Accumulated other comprehensive income (loss)	(75)	18
Treasury stock, at cost (54,100 and 53,100 shares)	(2,067)	(2,032)

TOTAL STOCKHOLDERS’ EQUITY	44,860	44,468

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$472,165	$472,478

See accompanying notes to the unaudited consolidated financial statements.

Dimeco, Inc.

CONSOLIDATED STATEMENT OF INCOME (unaudited)

(in thousands, except per share)	For the three months ended March 31,
	2009	2008
Interest Income
Interest and fees on loans	$5,579	$6,636
Investment securities:
Taxable	371	560
Exempt from federal income tax	215	142
Other	1	33

Total interest income	6,166	7,371

Interest Expense
Deposits	1,930	2,760
Short-term borrowings	57	55
Other borrowed funds	198	214

Total interest expense	2,185	3,029

Net Interest Income	3,981	4,342

Provision for loan losses	368	150

Net Interest Income After Provision for Loan Losses	3,613	4,192

Noninterest Income
Services charges on deposit accounts	371	408
Mortgage loans held for sale gains, net	154	58
Investment securities losses	(27)	—
Brokerage commissions	69	128
Earnings on bank-owned life insurance	99	95
Other income	233	248

Total noninterest income	899	937

Noninterest Expense
Salaries and employee benefits	1,592	1,562
Occupancy expense, net	306	225
Furniture and equipment expense	158	127
Other expense	995	836

Total noninterest expense	3,051	2,750

Income before income taxes	1,461	2,379
Income taxes	384	714

NET INCOME	$1,077	$1,665

Earnings per Share – basic	$0.69	$1.09

Earnings per Share – diluted	$0.68	$1.06

Dividends per share	$0.36	$0.32

Average shares outstanding – basic	1,558,570	1,522,708
Average shares outstanding – diluted	1,579,418	1,577,099

See accompanying notes to the unaudited consolidated financial statements.

Dimeco, Inc.

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (unaudited)

	For the three months ended March 31,
	2009	2008
Net income	$1,077	$1,665

Other comprehensive loss:
Unrealized loss on available for sale securities	(168)	(205)
Less: Reclassification adjustment for loss included in net income	27	—

Other comprehensive loss before tax	(141)	(205)
Income tax benefit related to other comprehensive income	(48)	(70)

Other comprehensive loss, net of tax	(93)	(135)

Comprehensive income	$984	$1,530

See accompanying notes to the unaudited consolidated financial statements.

Dimeco, Inc.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (unaudited)

(amounts in thousands)	Common Stock	Capital Surplus	Retained Earnings	Accumulated Other Comprehensive Income/(Loss)	Treasury Stock	Total Stockholders’ Equity
Balance, December 31, 2008	$806	$5,516	$40,160	$18	$(2,032)	$44,468
Net income			1,077			1,077
Unrealized loss on available for sale securities, net of tax benefit of $48				(93)		(93)
Purchase of treasury stock (1,000 shares)					(35)	(35)
Exercise of stock options (300 shares)	—	4				4
Cash dividends ($.36 per share)			(561)			(561)

Balance, March 31, 2009	$806	$5,520	$40,676	$(75)	$(2,067)	$44,860

See accompanying notes to the unaudited consolidated financial statements.

Dimeco, Inc.

CONSOLIDATED STATEMENT OF CASH FLOWS (unaudited)

	For the three months ended March 31,
(in thousands)	2009	2008
Operating Activities
Net income	$1,077	$1,665
Adjustments to reconcile net income to net cash provided by (used for) operating activities:
Provision for loan losses	368	150
Depreciation and amortization	308	173
Amortization of premium and discount on investment securities, net	(97)	(309)
Amortization of net deferred loan origination fees	(41)	(30)
Investment securities loss	27	—
Origination of loans held for sale	(7,365)	(2,534)
Proceeds from sale of loans	5,974	2,592
Mortgage loans sold gains, net	(154)	(58)
Decrease in accrued interest receivable	318	82
Increase in accrued interest payable	30	43
Deferred federal income taxes	112	(52)
Earnings on bank owned life insurance	(99)	(95)
Other, net	(1,147)	118

Net cash provided by (used for) operating activities	(689)	1,745

Investing Activities
Investment securities available for sale:
Proceeds from maturities or paydown	48,632	95,686
Purchases	(34,701)	(88,072)
Net increase in loans	(7,134)	(926)
Investment in Limited Partnership	(2,729)	—
Redemption of Federal Home Loan Bank stock	—	106
Purchase of Federal Home Loan Bank stock	(67)	(21)
Purchase of bank-owned life insurance	(279)	—
Purchase of premises and equipment	(611)	(671)

Net cash provided by for investing activities	3,111	6,102

Financing Activities
Net decrease in deposits	(3,721)	(2,469)
Increase in short-term borrowings	4,239	4,914
Repayment of other borrowed funds	(417)	(289)
Purchase of treasury stock	(35)	—
Proceeds from exercise of stock options	4	25
Cash dividends paid	(561)	(487)

Net cash provided by (used for) financing activities	(491)	1,694

Increase in cash and cash equivalents	1,931	9,541
Cash and cash equivalents at beginning of period	3,993	7,812

Cash and cash equivalents at end of period	$5,924	$17,353

Amount paid for interest	$2,154	$2,986

Amount paid for income taxes	$—	—

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

Recent Accounting Pronouncements

In April 2009, the FASB issued FSP No. FAS 141(R)-1, Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies. This FSP requires companies acquiring contingent assets or assuming contingent liabilities in business combination to either (a) if the assets’ or liabilities’ fair value can be determined, recognize them at fair value, at the acquisition date, or (b) if the assets’ or liabilities’ fair value cannot be determined, but (i) it is probable that an asset existed or that a liability had been incurred at the acquisition date and (ii) the amount of the asset or liability can be reasonably estimated, recognize them at their estimated amount, at the acquisition date. If the fair value of these contingencies cannot be determined and they are not probable or cannot be reasonably estimated, then companies should not recognize these contingencies as of the acquisition date and instead should account for them in subsequent periods by following other applicable GAAP. This FSP also eliminates the FAS 141R requirement of disclosing in the footnotes to the financial statements the range of expected outcomes for a recognized contingency. This FSP shall be effective for assets or liabilities arising from contingencies in business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The adoption of this FSP is not expected to have a material effect on the Company’s results of operations or financial position.

In April 2009, the FASB issued FSP No. FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly. This FSP relates to determining fair values when there is no active market or where the price inputs being used represent distressed sales. It reaffirms the need to use judgment to ascertain if a formerly active market has become inactive and in determining fair values when markets have become inactive. FSP No. FAS 157-4 is effective for interim and annual periods ending after June 15, 2009, but entities may early adopt this FSP for the interim and annual periods ending after March 15, 2009. The adoption of this FSP is not expected to have a material effect on the Company’s results of operations or financial position.

In April 2009, the FASB issued FSP No. FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments, which relates to fair value disclosures for any financial instruments that are not currently reflected on the balance sheet of companies at fair value. Prior to issuing this FSP, fair values for these assets and liabilities were only disclosed once a year. The FSP now requires these disclosures on a quarterly basis, providing qualitative and quantitative information about fair value estimates for all those financial instruments not measured on the balance sheet at fair value. FSP No. FAS 107-1 and APB 28-1 is effective for interim and annual periods ending after June 15, 2009, but entities may early adopt this FSP for the interim and annual periods ending after March 15, 2009. The adoption of this FSP is not expected to have a material effect on the Company’s results of operations or financial position.

In April 2009, the FASB issued FSP No. FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments, which provides additional guidance designed to create greater clarity and consistency in accounting for and presenting impairment losses on securities. FSP No. FAS 115-2 and FAS 124-2 is effective for interim and annual periods ending after June 15, 2009, but entities may early adopt this FSP for the interim and annual periods ending after March 15, 2009. The adoption of this FSP is not expected to have a material effect on the Company’s results of operations or financial position.

Stock Options

The Company maintains a stock option plan for key officers and non-employee directors. There were no options granted in 2009 or 2008.

As of March 31, 2009 and 2008, there was no unrecognized compensation cost to unvested share-based compensation awards granted.

NOTE 2 – EARNINGS PER SHARE

There are no convertible securities which would affect the numerator in calculating basic and diluted earnings per share; therefore, net income as presented on the Consolidated Statement of Income (unaudited) will be used as the numerator. The following table sets forth the composition of the weighted-average common shares (denominator) used in the basic and diluted earnings per share computation:

	Three months ended March 31,
	2009	2008
Weighted average common stock outstanding	1,611,981	1,575,808
Average treasury stock	(53,411)	(53,100)

Weighted average common stock and common stock equivalents used to calculate basic earnings per share	1,558,570	1,522,708
Additional common stock equivalents (stock options) used to calculate diluted earnings per share	20,848	54,391

Weighted average common stock and common stock equivalents used to calculate diluted earnings per share	1,579,418	1,577,099

Options to purchase 19,080 shares of common stock at a price above current market were outstanding at March 31, 2009, but were not included in the computation of diluted earnings per share because to do so would have been anti-dilutive. There were no anti-dilutive effects for the three months ended March 31, 2008.

NOTE 3 – INVESTMENTS

The amortized cost and estimated market value of investment securities are summarized as follows (in thousands):

	March 31, 2009
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Market Value
AVAILABLE FOR SALE
U.S. government agencies	$4,990	$42	$(15)	$5,017
Mortgage-backed securities	3,537	114	(1)	3,650
Obligations of states and political subdivisions:
Taxable	1,210	—	—	1,210
Tax-exempt	22,270	238	(193)	22,315
Corporate securities	9,232	171	(306)	9,097
Commercial paper	9,998	—	—	9,998

Total debt securities	51,237	565	(515)	51,287
Equity securities	476	23	(188)	311

Total	$51,713	$588	$(703)	$51,598

	December 31, 2008
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Market Value
AVAILABLE FOR SALE
U.S. government agencies	$10,478	$84	$(10)	$10,552
Mortgage-backed securities	3,652	92	(1)	3,743
Obligations of states and political subdivisions:
Taxable	1,275	—	—	1,275
Tax-exempt	21,156	147	(186)	21,117
Corporate securities	8,056	154	(176)	8,034
Commercial paper	20,463	—	—	20,463

Total debt securities	65,080	477	(373)	65,184
Equity securities	493	32	(109)	416

Total	$65,573	$509	$(482)	$65,600

The following table shows the Company's fair value and gross unrealized losses, aggregated by investment category and length of time, that the individual securities have been in a continuous unrealized loss position as follows (in thousands):

	March 31, 2009
	Less than Twelve Months		Twelve Months or Greater		Total
	Estimated Market Value	Gross Unrealized Losses	Estimated Market Value	Gross Unrealized Losses	Estimated Market Value	Gross Unrealized Losses
U.S. Government agencies	$1,975	$15	$—	$—	$1,975	$15
Mortgage-backed securities	—	—	36	1	36	1
Obligations of states and political subdivisions	6,823	176	283	17	7,106	193
Corporate securities	2,438	57	973	249	3,411	306

Total debt securities	11,236	248	1,292	267	12,528	515
Equity securities	194	114	39	74	233	188

Total	$11,430	$362	$1,331	$341	$12,761	$703

	December 31, 2008
	Less than Twelve Months		Twelve Months or Greater		Total
	Estimated Market Value	Gross Unrealized Losses	Estimated Market Value	Gross Unrealized Losses	Estimated Market Value	Gross Unrealized Losses
U.S. Government agencies	$989	$10	$—	$—	$989	$10
Mortgage-backed securities	37	1	—	—	37	1
Obligations of states and political subdivisions	5,693	186	—	—	5,693	186
Corporate securities	3,361	121	183	55	3,544	176

Total debt securities	10,080	318	183	55	10,263	373
Equity securities	161	75	39	34	200	109

Total	$10,241	$393	$222	$89	$10,463	$482

NOTE 4 – FAIR VALUE MEASUREMENTS (SFAS No. 157)

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

The following table presents the assets reported on the consolidated statements of financial condition at their fair value as of March 31, 2009 and December 31, 2008 by level within the fair value hierarchy. As required by SFAS No. 157, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

	Level I	Level II	Level III	Total
Assets:
Securities available for sale:
March 31, 2009	$11,519	$40,079	$—	$51,598
December 31, 2008	$22,154	$43,446	$—	$65,600

The following table presents the assets measured on a nonrecurring basis on the consolidated statements of financial condition at their fair value as of March 31, 2009 and December 31, 2008, by level within the fair value hierarchy. Impaired loans that are collateral dependent are written down to fair value through the establishment of specific reserves. Techniques used to value the collateral that secure the impaired loan include: quoted market prices for identical assets classified as Level I inputs; observable inputs, employed by certified appraisers, for similar assets classified as Level II inputs. In cases where valuation techniques included inputs that are unobservable and are based on estimates and assumptions developed by management based on the best information available under each circumstance, the asset valuation is classified as Level III inputs.

	Level I	Level II	Level III	Total
Assets measured on a nonrecurring basis:
Impaired Loans:
March 31, 2009	$—	$5,609	$1,574	$7,183
December 31, 2008	$—	$267	$—	$267
Other real estate owned:
March 31, 2009	$—	$1,955	$—	$1,955
December 31, 2008	$—	$—	$—	$—

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

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

Financial Condition

Dimeco, Inc. reported total assets of $472,165,000 at March 31, 2009, representing a slight decline of $313,000 or .1% less than balances reported at December 31, 2008.

Cash and cash equivalents of $5,924,000 at March 31, 2009, represented an increase of $1,931,000 or 48.4 % over balances at December 31, 2008. The primary reason for the increase was additional funds held at the Federal Reserve Bank in order to provide funds needed in the check clearing process.

There was a balance of $1,545,000 in mortgage loans held for sale at March 31, 2009 with no correlating balance at December 31, 2008. The volume of residential loans being refinanced is much greater than we have experienced in recent years. These loans were sold within one week of the end of the quarter.

Investment securities available for sale declined $14,002,000 or 21.3 % from balances at December 31, 2008. Balances of commercial paper declined $10,465,000 or 51.1% while balances of U.S. government agency bonds declined $5,535,000 or 52.5%. The commercial paper market has continued to tighten in 2009 and typically offered lower interest rates than were available in the origination of quality loans. U.S. government agency bonds with call features were typically called during the quarter while the government had the opportunity to reissue bonds at lower interest rates. Tax exempt municipal bonds increased $1,197,000 or 5.7% as this type of investment offered opportunities for higher yields. All of our investment portfolio is held in the available for sale category and as such is adjusted to market value. Our portfolio declined $141,000 in value from December 31, 2008 to March 31, 2009. Market values have dropped on a few corporate bonds and most equity securities in our portfolio. We recognized a loss of $27,000 on a merger transaction of stock owned but we believe that any other declines are temporary and have not recognized the losses through the income statement. As a bank holding company, we are only allowed to invest in equity securities of financial corporations, a sector of the market which has been under pressure in this recession. Due to continued loan demand during the period, we were able to reinvest matured investments in quality loans during this period. Management has continued to select conservative high quality securities that meet our investment policy.

Total loans increased from $380,207,000 as of December 31, 2008 to $387,317,000 as of March 31, 2009, an increase of $7,110,000 or 1.9%. Loans secured by commercial real estate grew by $6,495,000 or 3.0% as the bank continued to capitalize on its niche in loans in the children’s summer camp industry. Loans secured by 1-4 family residences increased $3,458,000 or 4.6% to $79,173,000. This increase in residential mortgage activity is a result of historic low interest rates driving a high volume of mortgage refinancing. Commercial and industrial loans ended the period at $41,205,000, a reduction of $1,191,000 or 2.8%. We believe that this is a reflection of the economic slowdown and borrower’s hesitation to invest in capital during these uncertain times.

Other assets increased $2,953,000 or 63.2% in the past three months. The primary increase was the investment of $2,729,000 for a one third interest in a limited partnership that will own and operate a housing project. The project is expected to generate annual federal income tax credits over the next ten years.

Total deposits declined $3,721,000 or 1.0% since December 31, 2008. Noninterest-bearing deposits increased $1,031,000 or 2.7% with establishment of new relationships due to introduction of no fee checking accounts combined with the opening of a new branch office in December 2008. Simultaneously, interest-bearing deposits declined by $4,752,000 or 1.4%. Balances of money market accounts declined $5,095,000 or 12.2% due mainly to customers using funds to operate their businesses or transfer to higher interest rate products. Certificates of deposit declined $1,210,000 or .5%. Included in this decline was $6,550,000 of school district deposits that matured during the first quarter. The schools invest their tax revenues in certificates of deposit and schedule the maturities to coincide with their cash flow needs. Offsetting that decline, we offered a special promotional certificate of deposit for one month in conjunction with the grand opening of the Lake Region office which garnered new deposits along with the transfer of existing accounts into the higher interest rate product.

Short-term borrowings increased by $4,239,000 or 25.4% over the period. Balances in our Financial Manager sweep product increased $6,140,000 or 58.5% during the quarter as business customers increased balances in these accounts. A decline in balances of short-term borrowings from the Federal Home Loan Bank of Pittsburgh (FHLB) offset these increases.

Other borrowings decreased $417,000 or 1.7% due to principal payments on amortizing borrowings.

Other liabilities include a variety of additional liabilities no one of which is large enough to be listed separately. The total of all these accounts decreased $836,000 or 21.5% since December 31, 2008. In particular, the balances of accrued expenses, including payroll liabilities, declined $401,000 or 19.4% due to the timing of payments as year-end accruals were paid in the first quarter and there were no corresponding accruals for many of those items at March 31, 2009. When securities are purchased during a period and the funds don’t settle until the next period, we record a liability for the purchase amount. At the end of 2008 we had liabilities for bond settlements of $1,196,000 and at March 31, 2009 had a balance of $501,000, resulting in a decline of $695,000 or 58.2%.

Stockholders’ equity increased $392,000 or .9% during the first three months of the year. Net income of $1,077,000 was offset by dividends declared of $561,000. With the price of our stock declining, we purchased 1,000 shares in the open market at a price of $35.00 per share as we believe that the stock is a good investment, thereby increasing our treasury stock by $35,000 resulting in a decrease in stockholders’ equity by that amount. In addition, we recorded a decline of $93,000, net of taxes, in the market value of the available for sale investment portfolio which decreased stockholders’ equity. Regulatory capital ratios remain strong with 12.0% total risk-based capital, 10.8% Tier I capital and a Tier I leverage ratio of 9.6%. The regulatory minimums to be well capitalized for these ratios are 10.0%, 6.0% and 5.0%, respectively.

Results of Operations

Comparison of the three months ended March 31, 2009 and 2008

The Company reported net income of $1,077,000 for the quarter ended March 31, 2009, representing a decrease of $588,000 or 35.3% over the same quarter of 2008.

Net interest income of $3,981,000 in the first quarter of 2009 represented a decrease of $361,000 or 8.3% from that recorded for the same quarter of 2008. Total interest income declined by $1,205,000 or 16.3% in 2009 as compared to 2008. This decrease is indicative of the decline in the prime rate of interest from 5.25% at March 31, 2008 to 3.25% one year later. Interest and fees earned on loans decreased $1,057,000 or 15.9% in 2009 over 2008. Approximately 75% of the bank’s loan portfolio is in variable rate loans which are mainly tied to the prime interest rate. The bank has continued to acquire new loan business as the average balance of the portfolio increased $37,895,000 or 10.9% over the period while the average interest rate of the portfolio declined by 1.8% from 2008 to 2009, resulting in the average rate earned of 5.89% in the first quarter of 2009. Included in this decline in interest income was $257,000 of interest reversals due to $7,695,000 of loans placed in nonaccrual status during the first quarter of 2009. Our policies dictated that placing these loans in nonaccrual status was necessary but we believe that the actions we are taking on these loans will either return them to accruing status or will we paid off within the next twelve months.

Interest earned on taxable investments decreased $189,000 or 33.8% in 2009 as compared to 2008. The average rate earned on the portfolio for the first quarter of 2009 was 4.65%, a slight increase over the 4.53% earned in the first quarter of 2008 while the average balance of taxable investments declined by $16,163,000 or 33.6% in 2009 as compared to the first quarter of 2008. We have continued to invest in quality loans in lieu of investments when available, resulting in this decline of investment balances. The primary source of these additional funds for investment in loans was from short-term commercial paper. These investments have proven to be an important part of our liquidity plan and, while we continue to use this type investment for that purpose, the average interest rate earned on these issues declined by 1.1% while the average balance decreased by $18,974,000 or 64.1%. At the same time, the average balance of corporate bonds increased $3,343,000 or 69.6%. During the fourth quarter of 2008 and the first quarter of 2009, we purchased highly rated bonds which had price depreciation due to market conditions rather than the underlying quality of the issues. This action resulted in an average increase in this type interest of .9% from 2008 to 2009.

Interest earned on tax exempt investments increased $73,000 or 51.4% for the first quarter of 2009 as compared to the same period in 2008. The average balance of these investments increased $8,438,000 or 64.3% in 2009 as compared to 2008. We have continued to purchase municipal bonds on a tax equivalent scale at rates that were greater than or equal to taxable bond offerings in the market. The average interest rate received in the first quarter of 2009 was a tax-equivalent rate of 6.12%.

Interest expense of $2,185,000 represented a decrease of $844,000 or 27.9% in the first quarter of 2009 as compared to 2008. This decline is mainly attributable to a decrease in deposit interest expense of $830,000 or 30.1% even though the average balance of interest-bearing deposits increased by $16,432,000 or 5.1%. The average interest rate paid decreased by 1.12% to 2.30% in 2009 as compared to 3.42% in 2008. Although market interest rates have fallen more dramatically than these interest rates, the duration of these funds to maturity results in the rate declining at a slower pace than target rates. Savings balances increased $3,684,000 or 11.7% on average while the interest rate paid for these funds declined by .35% to an average rate of .32% for the first quarter of 2009. Balances of money market deposits decreased on average by $7,037,000 or 15.2% for the first quarter of 2009 as compared to the same period in 2008. The average interest rate paid on these deposits decreased by 1.59% to 1.13% in the first quarter of 2009 as compared to the same period in 2008. Interest rates paid on money market accounts tends to follow changes in short term market rates more closely than other deposit rates although in this low interest rate environment it is impossible to follow in direct proportion and maintain deposits. We believe that our customers either reinvested these funds in higher yielding certificates of deposit, transferred funds to the investment department for higher yields or simply used the funds in the normal course of their spending.

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

Provision for loan loss expense was $368,000 for the first quarter of 2009, an increase of $218,000 or 145.3% over the expense recorded in the first quarter of 2008. Obviously, economic indicators have deteriorated substantially which have negatively affected the loan rating on several large loans in that time frame. These conditions have impacted the calculation of the appropriate balance in the allowance for loan loss requiring a greater expense in the current year. We believe that we are conservative in our analysis of the loan portfolio and believe that the allowance balance is adequate.

Noninterest income of $899,000 was $38,000 or 4.1% lower in 2009 than in 2008. Service charges on deposit accounts declined $37,000 or 9.1% as we believe that our customers are avoiding overdrafts on their accounts even though the number of accounts subject to these charges has increased. Gains on mortgage loans held for sale increased $96,000 or 165.5%; we are experiencing a significant increase in the number of applications for refinances of mortgages including those originated at The Dime Bank and elsewhere. Brokerage commissions declined $59,000 or 46.1% as customers became more hesitant to invest in the stock market and the base on which to assess fees for service has deteriorated by 31% as market values have declined. The investment department has continued efforts to build a strong customer base and expects to see better income as the year unfolds as they emphasize the community connection in their marketing efforts.

Salaries and employee benefits increased $30,000 or 1.9% in the first quarter of 2009 as compared to 2008. Wages increased $50,000 or 4.7% in 2009 as compared to 2008 due to annual salary increases combined with hiring six additional full time equivalent employees in 2009 as compared to 2008. We increased staffing for the new banking office in the fourth quarter of 2008. Payroll incentives are paid at year end based upon attainment of particular goals, the first of which is based on return on equity and since that goal has not yet been attained, the accrual for this expense was $97,000 or 93.7% less in the first quarter of 2009 than the previous year. Employee benefits were $47,000 or 19.5% greater in 2009 than in 2008 due to an increase of 21.5% in the cost of individual health insurance. 401(k) accruals were $25,000 or 37.0% greater due to a more employees becoming eligible for these benefits. Other miscellaneous employment expenses account for the remaining changes.

Both occupancy and furniture and equipment expense increased due mainly to the addition of the Lake Region office.

Other expense increased $159,000 or 19.0% in 2009 as compared to 2008. The bank’s expense for FDIC insurance increased $80,000 or 144.2% in the first quarter of 2009 as compared to 2008 due to fee increases assessed in 2009. The FDIC has announced a special assessment which will be made on June 30, 2009 to be paid by September 30, 2009 for which the bank expects to be assessed between $240,000 and $800,000. FDIC assessments are charged to all financial institutions and the special assessment is not expected to be based on the quality of the institution. Telephone expense increased $22,000 or 56.2% due to the addition of the Lake Region branch in the fourth quarter of 2008. Amortization of computer software expense increased $19,000 or 84.3% with the addition of new software for deposit processing, loan processing, management reporting and outsourced daily processing. We converted to this method late in March and will see additional amortization expense in future periods in lieu of leasing expense for computer hardware and the cost of additional personnel to perform the daily functions. This change will help us be prepared for additional growth without having to expand our infrastructure. Advertising expense increased $17,000 or 38.9% in 2009 as compared to 2008 connected with marketing for the grand opening of our new office in January. Expenses related to other real estate owned increased to $18,000 for the first quarter of 2009 due to having added property for the first time in many years. Offsetting these increases were decreases in donations expense of $42,000 or 63.5% since we did not accrue for donations in conjunction with the PA Educational Assistance Credit Program. The approvals for inclusion will be announced in the second quarter of 2009 and, if approved, we will accrue for the costs at that time and also adjust our PA shares tax accrual for the 90% credits associated with the program. Outside professional fees declined $35,000 or 38.4% because in 2008 we used a consultant to assist in improving our processing; that program was completed in 2008 and we have no continuing expense in relation to it for 2009. Smaller changes of other expenses were responsible for the remainder of the difference.

Federal income taxes decreased $330,000 or 46.2% in 2009 compared to 2008 due to the decline in income before income taxes and the increase in tax-exempt income for 2009. The effective tax rate was 26.3% for 2009 and 30.0% for 2008.

Liquidity and Cash Flows

To ensure that the Company can satisfy customer credit needs for current and future commitments and deposit withdrawal requirements, the Bank manages the liquidity position by ensuring that there are adequate short-term funding sources available for those needs. Liquid assets consist of cash and due from banks, federal funds sold, interest-bearing deposits with other banks and investment securities maturing in one year or less. The following table shows these liquidity sources, minus short-term borrowings, as of March 31, 2009 compared to December 31, 2008:

(dollars in thousands)	March 31, 2009	December 31, 2008
Cash and due from banks	$5,575	$3,625
Interest-bearing deposits with other banks	349	368
Mortgage loans held for sale	1,545	—
Investment securities maturing or repricing in one year or less	19,409	31,156

	26,878	35,149
Less short-term borrowings	21,910	16,671

Net liquidity position	$4,968	$18,478

As a percent of total assets	1.1%	3.9%

Short-term borrowings include the portion of long-term debt that matures within the next twelve months.

The Bank has the ability to borrow from the Federal Home Loan Bank of Pittsburgh with the maximum borrowing capacity at March 31, 2009 of $70 million with an available balance of $42 million. Other sources of liquidity are cash flows from regularly scheduled and prepayments of loans, sales or maturities in the investment portfolio, sales of residential mortgages in the secondary market, operating income, deposit growth and access to the discount window of the Federal Reserve Bank of Philadelphia. The Consolidated Statement of Cash Flows specifically details the contribution of each source.

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

Risk Elements

The table below presents information concerning nonperforming assets including nonaccrual loans and loans 90 days or more past due at March 31, 2009 and December 31, 2008. A loan is classified as nonaccrual when, in the opinion of management, there are doubts about collectability of interest and principal. At the time the accrual of interest is discontinued, future income is recognized only when cash is received. Impaired loans are recognized according to FASB 114, “Accounting by Creditors for Impairment of a Loan – Income Recognition and Disclosure.”

	March 31, 2009
(In thousands)	Past due 90 days or more	Nonaccrual
Real estate-construction loans	$6	$—
Real estate-mortgage loans	1,862	6,243
Commercial and industrial loans	57	1,707
Installment loans to individuals	39	41
Other loans	—	—

Total	$1,964	$7,991

	December 31, 2008
	Past due 90 days or more	Nonaccrual
Real estate-construction loans	$6	$—
Real estate-mortgage loans	5,823	341
Commercial and industrial loans	11	23
Installment loans to individuals	20	25
Other loans	4	—

Total	$5,864	$389

Interest income of $93,000 would have been recognized on nonaccrual loans during the first quarter of 2009 if they had been performing in accordance with their original terms.

At March 31, 2009 there were loans classified as impaired under the terms of FAS No. 114, “Accounting by Creditors for Impairment of a Loan – Income Recognition and Disclosure” of $7,823,000 with a related allowance for loan loss of $640,000. The average balance of these loans during 2009 was $7,846,000. Interest of $10,000 was recognized on these loans in 2009. At March 31, 2008 there was $938,000 of loans classified as impaired for which there was a related allowance for loan loss of $324,000. At December 31, 2008 there was $267,000 of loans classified as impaired for which there was no related loan loss.

During the first quarter of 2009, management moved $5,636,000 of commercial real estate loans into nonaccrual status. These loans were past due at December 31, 2008 and our policy dictated that we place them in nonaccrual status due to this delinquency. Borrowers are currently in the process of liquidating assets which the bank feels will cover all outstanding debt. In addition, we placed a performing borrower’s loans totaling $1,986,000 in nonaccrual status due to weakened cash flow concerns. This borrower’s payments are current and the principals of this entity have demonstrated the ability to add financial support as needed to maintain the current status of the loans, however in order to remain conservative in our approach to loan review, we felt it appropriate to move these credits to nonaccrual status. In response to these increased delinquency levels and the current recession, management has taken an aggressive approach by instituting an Asset Quality Committee to not only monitor but actively collect all loans as they emerge on past due lists. We believe that this strategy will minimize credit risk and identify potential problems as they appear, allowing our staff to react in an expedient fashion to any collection issues.

Management believes the level of the allowance for loan losses at March 31, 2009 is adequate to cover probable losses inherent in the loan portfolio. The relationship between the allowance for loan losses and outstanding loans is a function of the credit quality and known risk attributed to the loan portfolio. The on-going loan review program, along with management analysis, is used to determine the adequacy of the allowance for loan losses. Following is an analysis of transactions within the allowance for the first quarter of 2009:

Balance December 31, 2008	$5,416
Charge-offs:
Commercial, financial and agricultural	29
Real estate-construction	—
Real estate-mortgage	26
Installment loans to individuals	31

Total charge-offs	86

Recoveries:
Commercial, financial and agricultural	—
Real estate-construction	—
Real estate-mortgage	—
Installment loans to individuals	21

Total recoveries	21

Net charge-offs	65

Additions charged to operations	368

Balance at March 31, 2009	$5,719

Ratio of net charge-offs during the period to average loans outstanding during the period	.02%

Allowance for loan loss as a % of loans outstanding	1.48%

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

Statement of Interest Sensitivity Gap

	90 days or less	>90 days but < 1 year	1 - 5 years	>5 years	Total
Assets:
Interest-bearing deposits in other banks and federal funds sold	$349	$—	$—	$—	$349
Mortgage loans held for sale	1,545	—	—	—	1,545
Investment securities available for sale (5)	16,042	3,367	10,729	21,460	51,598
Loans (1) (4)	92,228	95,976	108,315	83,610	380,129

Rate sensitive assets	$110,164	$99,343	$119,044	$105,070	$433,621

Liabilities:
Interest-bearing deposits:
Interest-bearing demand (2)	$3,330	$10,405	$27,887	$—	$41,622
Money market (3)	6,261	18,415	12,154	—	36,830
Savings (2)	2,884	9,016	24,162	—	36,062
Time deposits	53,540	119,000	52,557	—	225,097
Short-term borrowings	16,910	5,000	—	—	21,910
Other borrowings	422	1,295	12,498	8,666	22,881

Rate sensitive liabilities	$83,347	$163,131	$129,258	$8,666	$384,402

Interest sensitivity gap	$26,817	$(63,788)	$(10,214)	$96,404	$49,219
Cumulative gap	$26,817	$(36,971)	$(47,185)	$49,219
Cumulative gap to total assets	5.68%	(7.83%)	(9.99%)	10.42%

(1)	Loans are included in the earlier period in which interest rates are next scheduled to adjust or in which they are due. No adjustment has been made for scheduled repayments or for anticipated prepayments.
(2)	Interest-bearing demand deposits and savings are segmented based on the percentage of decay method. The decay rates used include “90 days or less” 8%, “ >90 days but <1 year” 25% and “1-5 years” 67%.
(3)	Money market deposits are segmented based on the percentage of decay method. The decay rates used include “90 days or less” 17%, “>90 days but < 1 year” 50% and “1-5 years” 33%.
(4)	Does not include loans in nonaccrual status, deposit overdrafts, unposted items or deferred fees on loans.
(5)	Investments are included in the earlier period in which interest rates are next scheduled to adjust or in which they are due. Included are U.S. Government Agency step-up bonds characterized by having tiered interest rates over their life. Due to this feature these securities have been reallocated from their maturity date to their next step-up date. The specific impact of this policy by timeframe is as follows: “>90 days but < 1 year” increased $1,000, “1-5 years” increased $975 and “>5 years” decreased $1,975. In addition, municipal bonds and corporate bonds with market values of $3,110 and $2,605, respectively, have been reallocated from the “>5 year” category to “90 days or less” because they are variable interest rate bonds, some of which have a 7 day put feature.

As this report shows, the Company was liability sensitive in the one year period at March 31, 2009 with many of the higher costing liabilities maturing or repricing before assets in this timeframe. With the only possibility as we see it, that interest rates will increase, this position suggests that interest margins will improve slightly as the liabilities will reprice to current rates which will be at lower rates than their origination rates.

The second report used to monitor interest rate risk is the Interest Rate Shock Analysis. This tool attempts to determine the affect on income of various shifts in the interest rate environment. In particular, a shift of 200 basis points, or 2% in interest rates, is the industry standard. Given a downward shift of 200 basis points, net interest income would decrease by $1,187,000 or 7.9% while net income would decrease $838,000 or 21.9%. We do not believe that a downward shift of rates of this magnitude is possible since the market federal funds sold rate is between 0% and .25% now, however the results of a potential shift of 200 basis points in either direction are within internal policy guidelines. If the results were not tolerable, our policy would determine that management should reallocate the balance sheet in order to maintain compliance with the policy. If interest rates were to immediately increase by 200 basis points, the economic value of equity (EVE) would decrease by $3,688,000 or 7.2%, which is within our policy guidelines. The economic value of equity is sometimes referred to as the present value of equity and is presented as one more statistic to monitor in managing interest rate risk.

Interest Rate Shock Analysis

	100 basis points				200 basis points
	Up		Down		Up		Down
	Amount	%	Amount	%	Amount	%	Amount	%
Net interest income	$315	2.08%	$(392)	-2.60%	$515	3.41%	$(1,187)	-7.86%
Net income	$240	6.26%	$(289)	-7.55%	$404	10.55%	$(838)	-21.86%
EVE	$(1,514)	-2.94%	$2,784	5.40%	$(3,688)	-7.15%	$5,667	10.99%

Item 4. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

As of March 31, 2009 an evaluation was performed under the supervision and with the participation of the Company’s management, including the CEO and CFO, on the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the Company’s management, including the CEO and CFO, concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2009. There have been no significant changes in the Company’s internal controls over financial reporting or in other factors that could significantly affect internal controls during the quarter.

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

PART II – OTHER INFORMATION

Item 1 – Legal Proceedings

NONE

Item 1a. – Risk Factors

There were no material changes to the risk factors described in Item 1a. in Dimeco’s Annual Report on Form 10K for the period ended December 31, 2008.

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds

	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs
01-01-09 to 01-31-09	—	—	—
02-01-09 to 02-28-09	—	—	—
03-01-09 to 03-31-09	1,000	$35.01	1,000

Total	1,000	$35.01	1,000	128,749

Item 3 – Defaults upon Senior Securities

NONE

Item 4 – Submissions of Matters to a Vote of Security Holders

The following represents the results of matters submitted to a vote of the shareholders at the Annual Meeting held on April 23, 2009:

1.	Election of Directors

The following directors were re-elected with terms to expire in 2012:

	For	Withhold Authority
Barbara J. Genzlinger	1,113,856	77,706
John S. Kiesendahl	1,114,056	77,506
John F. Spall	1,115,041	76,521

2.	S.R. Snodgrass, A.C. was elected as the Company’s Independent Registered Public Accounting Firm for the year ended December 31, 2009 by the following vote:

For	1,121,082
Against	68,395
Abstain	2,085

Item 5 – Other Information

NONE

Item 6 – Exhibits

Form 8K – Report on April 22, 2009 – News Release of Registrant

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

DIMECO, INC.

Date: May 15, 2009	By:	/s/ Gary C. Beilman
Gary C. Beilman
President and Chief Executive Officer

Date: May 15, 2009	By:	/s/ Maureen H. Beilman
Maureen H. Beilman
Chief Financial Officer