Form 10-Q
period 2009-06-30
DIMECO INC
filed 2009-08-14
CIK 898037

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-Q

[X]	QUARTERLY REPORT UNDER SECTION 13 OF 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

or

[ ]	TRANSITION REPORT UNDER SECTION 13 OF 15(d) OF THE EXCHANGE ACT

Or the transition period from                      to

Commission File Number 000-49639

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

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of August 1, 2009 the registrant had outstanding 1,558,528 shares of its common stock, par value $.50 share.

Dimeco, Inc.

PART I – FINANCIAL INFORMATION

Item 1.    Financial Statements

Dimeco, Inc.

CONSOLIDATED BALANCE SHEET (unaudited)

(in thousands)	June 30, 2009	December 31, 2008
Assets
Cash and due from banks	$7,756	$3,625
Interest-bearing deposits in other banks	3,700	368
Federal funds sold	3,000	—

Total cash and cash equivalents	14,456	3,993

Mortgage loans held for sale	1,329	—
Investment securities available for sale	60,088	65,600

Loans (net of unearned income of $174 and $412)	391,067	380,207
Less allowance for loan losses	5,902	5,416

Net loans	385,165	374,791

Premises and equipment	11,185	10,880
Accrued interest receivable	1,739	2,050
Bank-owned life insurance	8,990	8,535
Other assets	9,319	6,629

TOTAL ASSETS	$492,271	$472,478

Liabilities
Deposits :
Noninterest-bearing	$44,885	$37,626
Interest-bearing	348,945	344,363

Total deposits	393,830	381,989

Short-term borrowings	20,960	16,671
Other borrowed funds	28,297	24,298
Accrued interest payable	952	1,158
Other liabilities	2,699	3,894

TOTAL LIABILITIES	446,738	428,010

Stockholders’ Equity
Common stock, $.50 par value; 5,000,000 shares authorized; 1,612,128 and 1,611,128 shares issued	806	806
Capital surplus	5,520	5,516
Retained earnings	41,176	40,160
Accumulated other comprehensive income	98	18
Treasury stock, at cost (54,100 and 53,100 shares)	(2,067)	(2,032)

TOTAL STOCKHOLDERS’ EQUITY	45,533	44,468

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$492,271	$472,478

See accompanying notes to the unaudited consolidated financial statements.

Dimeco, Inc.

CONSOLIDATED STATEMENT OF INCOME (unaudited)

(in thousands, except per share)	For the three months ended June 30,		For the six months ended June 30,
	2009	2008	2009	2008
Interest Income
Interest and fees on loans	$5,617	$6,354	$11,196	$12,990
Investment securities:
Taxable	280	482	651	1,042
Exempt from federal income tax	236	145	451	287
Other	2	31	3	64

Total interest income	6,135	7,012	12,301	14,383

Interest Expense
Deposits	1,876	2,390	3,806	5,150
Short-term borrowings	13	67	70	122
Other borrowed funds	323	213	521	427

Total interest expense	2,212	2,670	4,397	5,699

Net Interest Income	3,923	4,342	7,904	8,684

Provision for loan losses	272	200	640	350

Net Interest Income After Provision for Loan Losses	3,651	4,142	7,264	8,334

Noninterest Income
Services charges on deposit accounts	359	397	730	805
Mortgage loans held for sale gains, net	188	26	342	84
Investment securities loss	—	(3)	(27)	(3)
Brokerage commissions	174	128	242	256
Earnings on bank-owned life insurance	100	95	199	190
Other income	210	215	444	463

Total noninterest income	1,031	858	1,930	1,795

Noninterest Expense
Salaries and employee benefits	1,585	1,548	3,177	3,110
Occupancy expense, net	260	204	566	429
Furniture and equipment expense	139	123	297	250
FDIC insurance assessment	390	56	527	112
Other expense	911	821	1,769	1,601

Total noninterest expense	3,285	2,752	6,336	5,502

Income before income taxes	1,397	2,248	2,858	4,627
Income taxes	336	679	720	1,393

NET INCOME	$1,061	$1,569	$2,138	$3,234

Earnings per Share – basic	$0.68	$1.03	$1.37	$2.12

Earnings per Share – diluted	$0.67	$0.99	$1.35	$2.05

Dividends per share	$0.36	$0.32	$0.72	$0.64

Average shares outstanding – basic	1,558,028	1,523,131	1,558,298	1,522,919
Average shares outstanding – diluted	1,579,644	1,577,863	1,579,486	1,577,481

See accompanying notes to the unaudited consolidated financial statements.

Dimeco, Inc.

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (unaudited)

	For the three months ended June 30,		For the six months ended June 30,
	2009	2008	2009	2008
Net income	$1,061	$1,569	$2,138	$3,234
Other comprehensive income (loss):
Unrealized gain (loss) on available for sale securities	290	(350)	122	(558)
Less: Reclassification adjustment for loss included in net income	—	—	27	3

Other comprehensive income (loss) before tax	290	(350)	149	(555)
Income tax expense (benefit) related to other comprehensive income	99	(119)	51	(189)

Other comprehensive income (loss), net of tax	191	(231)	98	(366)

Comprehensive income	$1,252	$1,338	$2,236	$2,868

See accompanying notes to the unaudited consolidated financial statements.

Dimeco, Inc.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (unaudited)

(amounts in thousands)	Common Stock	Capital Surplus	Retained Earnings	Accumulated Other Comprehensive Income	Treasury Stock	Total Stockholders’ Equity
Balance, December 31, 2008	$806	$5,516	$40,160	$18	$(2,032)	$44,468
Net income			2,138			2,138
Unrealized gain on available for sale securities, net of tax expense of $42				80		80
Purchase of treasury stock (1,000 shares)					(35)	(35)
Exercise of stock options (300 shares)	—	4				4
Cash dividends ($.72 per share)			(1,122)			(1,122)

Balance, June 30, 2009	$806	$5,520	$41,176	$98	$(2,067)	$45,533

See accompanying notes to the unaudited consolidated financial statements.

Dimeco, Inc.

CONSOLIDATED STATEMENT OF CASH FLOWS (unaudited)

	For the six months ended June 30,
(in thousands)	2009	2008
Operating Activities
Net income	$2,138	$3,234
Adjustments to reconcile net income to net cash provided by (used for) operating activities:
Provision for loan losses	640	350
Depreciation and amortization	617	355
Amortization of premium and discount on investment securities, net	(157)	(541)
Amortization of net deferred loan origination fees	(83)	(65)
Investment securities loss	27	3
Origination of loans held for sale	(15,821)	(4,279)
Proceeds from sale of loans	14,834	4,363
Mortgage loans sold gains, net	(342)	(84)
Decrease in accrued interest receivable	311	231
Decrease in accrued interest payable	(206)	(549)
Deferred federal income taxes	(22)	95
Earnings on bank owned life insurance	(199)	(190)
Other, net	(1,257)	(295)

Net cash provided by operating activities	480	2,628

Investing Activities
Investment securities available for sale:
Proceeds from sales	—	2
Proceeds from maturities or paydown	95,720	175,793
Purchases	(89,956)	(168,644)
Net increase in loans	(10,971)	(12,567)
Investment in Limited Partnership	(2,729)	—
Redemption of Federal Home Loan Bank stock	—	442
Purchase of Federal Home Loan Bank stock	(67)	(539)
Purchase of bank-owned life insurance	(279)	—
Purchase of premises and equipment	(711)	(1,050)

Net cash used for investing activities	(8,993)	(6,563)

Financing Activities
Net increase (decrease) in deposits	11,841	(3,948)
Increase in short-term borrowings	7,289	13,744
Proceeds of other borrowed funds	1,850	622
Repayment of other borrowed funds	(851)	(581)
Purchase of treasury stock	(35)	—
Proceeds from exercise of stock options	4	33
Cash dividends paid	(1,122)	(974)

Net cash provided by financing activities	18,976	8,896

Increase in cash and cash equivalents	10,463	4,961
Cash and cash equivalents at beginning of period	3,993	7,812

Cash and cash equivalents at end of period	$14,456	$12,773

Amount paid for interest	$4,603	$6,248

Amount paid for income taxes	$625	$1,495

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

In April 2009, the FASB issued FSP No. FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments, which provides additional guidance designed to create greater clarity and consistency in accounting for and presenting impairment losses on securities. FSP No. FAS 115-2 and FAS 124-2 is effective for interim and annual periods ending after June 15, 2009, but entities may early adopt this FSP for the interim and annual periods ending after March 15, 2009. The Company adopted this FSP for the quarter ended June 30, 2009 and this adoption did not have a material effect on the Company’s results of operations or financial position.

In May 2009, the FASB issued FAS No. 165, Subsequent Events, which requires companies to evaluate events and transactions that occur after the balance sheet date but before the date the financial statements are issued, or available to be issued in the case of non-public entities. FAS No. 165 requires entities to recognize in the financial statements the effect of all events or transactions that provide additional evidence of conditions that existed at the balance sheet date, including the estimates inherent in the financial preparation process. Entities shall not recognize the impact of events or transactions that provide evidence about conditions that did not exist at the balance sheet date but arose after that date. FAS No. 165 also requires entities to disclose the date through which subsequent events have been evaluated. FAS No. 165 was effective for interim and annual reporting periods ending after June 15, 2009. The Company adopted the provisions of FAS No. 165 for the quarter ended June 30, 2009, as required, and adoption did not have a material impact on Company’s results of operations or financial position.

In June 2009, the FASB issued FAS No. 166, Accounting for Transfers of Financial Assets. FAS 166 removes the concept of a qualifying special-purpose entity (QSPE) from FAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities, and removes the exception from applying FIN 46(R). This statement also clarifies the requirements for isolation and limitations on portions of financial assets that are eligible for sale accounting. This statement is effective for fiscal years beginning after November 15, 2009. As such, the Company plans to adopt FAS No. 166 effective January 1, 2010. The adoption of this standard is not expected to have a material effect on the Company’s results of operations or financial position.

In June 2009, the FASB issued FAS No. 167, Amendments to FASB Interpretation No. 46(R). FAS 167, which amends FASB Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities, (FIN 46(R)), prescribes a qualitative model for identifying whether a company has a controlling financial interest in a variable interest entity (VIE) and eliminates the quantitative model prescribed by FIN 46(R). The new model identifies two primary characteristics of a controlling financial interest: (1) provides a company with the power to direct significant activities of the VIE, and (2) obligates a company to absorb losses of and/or provides rights to receive benefits from the VIE. FAS No. 167 requires a company to reassess on an ongoing basis whether it holds a controlling financial interest in a VIE. A company that holds a controlling financial interest is deemed to be the primary beneficiary of the VIE and is required to consolidate the VIE. This statement is effective for fiscal years beginning after November 15, 2009. The adoption of this standard is not expected to have a material effect on the Company’s results of operations or financial position.

In June 2009, the FASB issued FAS No. 168, The ‘FASB Accounting Standards Codification’ and the Hierarchy of Generally Accepted Accounting Principles. FAS No. 168 establishes the FASB Accounting Standards Codification (Codification), which was officially launched on July 1, 2009, and became the primary source of authoritative U.S. GAAP recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the Securities and Exchange Commission (SEC) under the authority of Federal securities laws are also sources of authoritative GAAP for SEC registrants. The subsequent issuances of new standards will be in the form of Accounting Standards Updates that will be included in the Codification. FAS No. 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. As such, the Company plans to adopt FAS No. 168 in connection with its third quarter 2009 reporting. As the Codification is neither expected nor intended to change GAAP, the adoption of FAS No. 168 will not have a material impact on its results of operations or financial position.

Stock Options

The Company maintains a stock option plan for key officers and non-employee directors. There were no options granted in 2009 or 2008.

As of June 30, 2009 and 2008, there was no unrecognized compensation cost to unvested share-based compensation awards granted.

NOTE 2 – EARNINGS PER SHARE

There are no convertible securities which would affect the numerator in calculating basic and diluted earnings per share; therefore, net income as presented on the Consolidated Statement of Income (unaudited) will be used as the numerator. The following table sets forth the composition of the weighted-average common shares (denominator) used in the basic and diluted earnings per share computation:

	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008
Weighted average common stock outstanding	1,612,128	1,576,231	1,612,055	1,576,019
Average treasury stock	(54,100)	(53,100)	(53,757)	(53,100)

Weighted average common stock and common stock equivalents used to calculate basic earnings per share	1,558,028	1,523,131	1,558,298	1,522,919
Additional common stock equivalents (stock options) used to calculate diluted earnings per share	21,616	54,732	21,188	54,562

Weighted average common stock and common stock equivalents used to calculate diluted earnings per share	1,579,644	1,577,863	1,579,486	1,577,481

Options to purchase 19,080 shares of common stock at a average price above current market for the six months ended June 30, 2009 were not included in the computation of diluted earnings per share because to do so would have been anti-dilutive. There were no anti-dilutive effects for the three months ended June 30, 2009 or for the three and six month periods ended June 30, 2008.

NOTE 3 – INVESTMENTS

The amortized cost and estimated market value of investment securities are summarized as follows (in thousands):

	June 30, 2009
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
AVAILABLE FOR SALE
U.S. government agencies	$5,520	$36	$(67)	$5,489
Mortgage-backed securities	3,102	109	(1)	3,210
Obligations of states and political subdivisions:
Taxable	400	—	(6)	394
Tax-exempt	25,004	254	(199)	25,059
Corporate securities	9,240	297	(130)	9,407
Commercial paper	16,198	—	—	16,198

Total debt securities	59,464	696	(403)	59,757
Equity securities	476	25	(170)	331

Total	$59,940	$721	$(573)	$60,088

	December 31, 2008
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
AVAILABLE FOR SALE
U.S. government agencies	$10,478	$84	$(10)	$10,552
Mortgage-backed securities	3,652	92	(1)	3,743
Obligations of states and political subdivisions:
Taxable	1,275	—	—	1,275
Tax-exempt	21,156	147	(186)	21,117
Corporate securities	8,056	154	(176)	8,034
Commercial paper	20,463	—	—	20,463

Total debt securities	65,080	477	(373)	65,184
Equity securities	493	32	(109)	416

Total	$65,573	$509	$(482)	$65,600

The following table shows the Company’s fair value and gross unrealized losses, aggregated by investment category and length of time, that the individual securities have been in a continuous unrealized loss position as follows (in thousands):

	June 30, 2009
	Less than Twelve Months		Twelve Months or Greater		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
U.S. Government agencies	$2,935	$67	$—	$—	$2,935	$67
Mortgage-backed securities	—	—	35	1	35	1
Obligations of states and political subdivisions
Taxable	394	6	—	—	394	6
Tax-exempt	7,881	146	843	53	8,724	199
Corporate securities	—	—	1,596	130	1,596	130

Total debt securities	11,210	219	2,474	184	13,684	403
Equity securities	147	102	71	68	218	170

Total	$11,357	$321	$2,545	$252	$13,902	$573

	December 31, 2008
	Less than Twelve Months		Twelve Months or Greater		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
U.S. Government agencies	$989	$10	$—	$—	$989	$10
Mortgage-backed securities	37	1	—	—	37	1
Obligations of states and political subdivisions	5,693	186	—	—	5,693	186
Corporate securities	3,361	121	183	55	3,544	176

Total debt securities	10,080	318	183	55	10,263	373
Equity securities	161	75	39	34	200	109

Total	$10,241	$393	$222	$89	$10,463	$482

The amortized cost and estimated market values of debt securities at June 30, 2009, by contractual maturity, are shown below. Expected maturities of mortgage-backed securities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties (in thousands):

	Available for Sale
	Amortized Cost	Fair Value
Due in one year or less	$20,206	$20,253
Due after one year through five years	10,613	10,728
Due after five years through ten years	4,792	4,909
Due after ten years	23,853	23,867

Total debt securities	$59,464	$59,757

The unrealized losses on the Company’s investment in U.S. Government agencies, mortgage-backed securities, obligations, of states and political subdivisions and corporate securities were caused by changes in market rates and related spreads, as well as reflecting current distressed conditions in the credit markets and the market’s on-going reassessment of appropriate liquidity and risk premiums. It is expected that the securities would not be settled at a price less than the amortized cost of the Company’s investment because the decline in market value is attributable to changes in interest rates and relative spreads and not credit quality, and because the Company does not intend to sell those investments and it is not more likely than not that the Company will be required to sell the investments before recovery of its amortized cost basis less any current period credit loss. The Company does not consider those investments to be other-than-temporarily impaired at June 30, 2009. Management continues to monitor the quality and pricing of $1 million of corporate bonds issued by one company and is working to determine if we need to classify those bonds as other than temporarily impaired for future periods.

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

The following table presents the assets reported on the consolidated statements of financial condition at their fair value as of June 30, 2009 and December 31, 2008 by level within the fair value hierarchy. As required by SFAS No. 157, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

	Level I	Level II	Level III	Total
June 30, 2009
Assets:
Securities available for sale:
U.S. government agencies	$—	$5,489	$—	$5,489
Mortgage-backed securities	—	3,210	—	3,210
Obligations of states and political subdivisions:
Taxable	—	394	—	394
Tax-exempt	—	25,059	—	25,059
Corporate securities	—	9,407	—	9,407
Commercial paper	16,198	—	—	16,198

Total debt securities	16,198	43,559	—	59,757
Equity securities	331	—	—	331

Total	$16,529	$43,559	$—	$60,088

December 31, 2008
Assets:
U.S. government agencies	$—	$10,552	$—	$10,552
Mortgage-backed securities	—	3,743	—	3,743
Obligations of states and political subdivisions:
Taxable	1,275	—	—	1,275
Tax-exempt	—	21,117	—	21,117
Corporate securities	—	8,034	—	8,034
Commercial paper	20,463	—	—	20,463

Total debt securities	21,738	43,446	—	65,184
Equity securities	416	—	—	416

Total	$22,154	$43,446	$—	$65,600

The following table presents the assets measured on a nonrecurring basis on the consolidated statements of financial condition at their fair value as of June 30, 2009 and December 31, 2008, by level within the fair value hierarchy. Impaired loans that are collateral dependent are written down to fair value through the establishment of specific reserves. Techniques used to value the collateral that secure the impaired loan include: quoted market prices for identical assets classified as Level I inputs; observable inputs, employed by certified appraisers, for similar assets classified as Level II inputs. In cases where valuation techniques included inputs that are unobservable and are based on estimates and assumptions developed by management based on the best information available under each circumstance, the asset valuation is classified as Level III inputs.

	Level I	Level II	Level III	Total
Assets measured on a nonrecurring basis:
Impaired Loans:
June 30, 2009	$—	$5,517	$1,501	$7,018
December 31, 2008	$—	$267	$—	$267
Other real estate owned:
June 30, 2009	$—	$1,995	$—	$1,995
December 31, 2008	$—	$—	$—	$—

NOTE 5 – FAIR VALUE DISCLOSURE

The estimated fair values of the Company’s financial instruments are as follows:

	June 30, 2009		December 31, 2008
	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial Assets:
Cash and cash equivalents	$14,456	$14,456	$3,993	$3,993
Investment securities	60,088	60,088	65,600	65,600
Net loans	386,494	399,852	374,791	395,672
Accrued interest receivable	1,739	1,739	2,050	2,050
Regulatory stock	1,741	1,741	1,675	1,675
Bank-owned life insurance	8,990	8,990	8,535	8,535
Mortgage servicing rights	522	522	602	602

Financial liabilities:
Deposits	393,830	397,802	381,989	388,164
Short-term borrowings	20,960	20,960	16,671	16,696
Other borrowed funds	28,297	29,557	24,298	26,858
Accrued interest payable	952	952	1,158	1,158

Financial instruments are defined as cash, evidence of ownership interest in an entity, or a contract which creates an obligation or right to receive or deliver cash or another financial instrument from/to a second entity on potentially favorable or unfavorable terms.

Fair value is defined as the amount at which a financial instrument could be exchanged in a current transaction between willing parties other than in a forced or liquidation sale. If a quoted market price is available for a financial instrument, the estimated fair value would be calculated based upon the market price per trading unit of the instrument.

If no readily available market exists, the fair value estimates for financial instruments should be based upon management’s judgment regarding current economic conditions, interest rate risk, expected cash flows, future estimated losses and other factors as determined through various option pricing formulas or simulation modeling. As many of these assumptions result from judgments made by management based upon estimates that are inherently uncertain, the resulting estimated fair values may not be indicative of the amount realizable in the sale of a particular financial instrument. In addition, changes in assumptions on which the estimated fair values are based may have a significant impact on the resulting estimated fair values.

As certain assets such as deferred tax assets and premises and equipment are not considered financial instruments, the estimated fair value of financial instruments would not represent the full value of the Company.

The Company employed simulation modeling in determining the estimated fair value of financial instruments for which quoted market prices were not available based upon the following assumptions:

Cash and Cash Equivalents, Accrued Interest Receivable, Regulatory Stock, and Accrued Interest Payable

The fair value is equal to the current carrying value.

Investment Securities

The fair value of investment securities available for sale is equal to the available quoted market price. If no quoted market price is available, fair value is estimated using the quoted market price for similar securities.

Loans and Mortgage Servicing Rights

The fair value is estimated by discounting future cash flows using current market inputs at which loans with similar terms and qualities would be made to borrowers of similar credit quality. Where quoted market prices were available, primarily for certain residential mortgage loans, such market rates were utilized as estimates for fair value.

Deposits, Short Term Borrowings and Other Borrowed Funds

The fair values of certificates of deposit and other borrowed funds are based on the discounted value of contractual cash flows. The discount rates are estimated using rates currently offered for similar instruments with similar remaining maturities. Demand, savings, and money market deposit accounts are valued at the amount payable on demand as of year-end.

Bank-Owned Life Insurance

The fair value is equal to the cash surrender value of the life insurance policies.

Commitments to Extend Credit and Standby Letters of Credit

These financial instruments are generally not subject to sale, and estimated fair values are not readily available. The carrying value, represented by the net deferred fee arising from the unrecognized commitment or letter of credit, and the fair value, determined by discounting the remaining contractual fee over the term of the commitment using fees currently charged to enter into similar agreements with similar credit risk, are not considered material for disclosure.

NOTE 6 – SUBSEQUENT EVENTS

The Company assessed events occurring subsequent to June 30, 2009 through August 13, 2009 for potential recognition and disclosure in the consolidated financial statements. No events have occurred that would require adjustment to or disclosure in the consolidated financial statements which were issued on July 21, 2009.

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

Financial Condition

Total assets were $492,271,000 at June 30, 2009, or 4.2% greater than balances reported at December 31, 2008.

Cash and cash equivalents of $14,456,000 at June 30, 2009, represented an increase of $10,463,000 or 262.0% greater than at December 31, 2008. Additional funds were held at the Federal Reserve Bank in order to accommodate the check clearing process along with balances held in interest-bearing deposit accounts to supplement liquidity.

As originations of residential mortgages continued to be strong in the second quarter of 2009, we had a balance of $1,329,000 in mortgage loans held for sale at June 30, 2009 with no correlating balance at December 31, 2008. We typically sell these assets within one week of closing.

Investment securities available for sale declined $5,512,000 or 8.4% from balances at December 31, 2008. Balances of U.S. government agency bonds declined $5,063,000 or 48.0% while balances of commercial paper declined $4,265,000 or 20.8%. U.S. government agency bonds with call features were typically called this year when the government had the opportunity to reissue bonds at lower interest rates. The availability of high quality commercial paper tightened in 2009 and those offerings that met our credit quality standard typically paid lower interest rates than in previous years. Tax exempt municipal bonds increased $3,942,000 or 18.7% as this type of investment offered opportunities for higher yields. The entire investment portfolio is held in the available for sale category for potential liquidity.

Total loans increased $10,860,000 or 2.9% to $391,067,000 as of June 30, 2009. Loans secured by commercial real estate grew by $10,065,000 or 4.6% as we continued to capitalize on its niche in loans in the children’s summer camp industry with originations of over $19,000,000. In order to maintain our internal concentration ratios, we participated $4,000,000 of these loans to other financial institutions. In addition to the camp-related commercial real estate loans, we originated over $10,000,000 of loans to businesses in other industries. Both regularly scheduled and other principal reductions on these loans offset those increases. Loans secured by 1-4 family residences increased $2,000,000 or 2.6% due to continued refinancing in this low interest rate environment. Commercial and industrial loans declined $2,246,000 or 5.3% and ended the period at $40,150,000. We believe that this is a reflection of the economic slowdown and borrower’s hesitation to invest in capital during these uncertain times.

Other assets increased $2,690,000 or 40.6% since December 31, 2008, due mainly to an investment of $2,729,000 for a one third interest in a limited partnership that will own and operate a housing project. The project is expected to generate annual federal income tax credits over the next ten years.

Total deposits increased $11,841,000 or 3.1% since December 31, 2008. Noninterest-bearing deposits increased $7,259,000 or 19.3% over the period. Included in this increase is establishment of new relationships due to the introduction of no fee checking accounts and the opening of the new branch office in December 2008. In addition, several seasonal business customers and abstract companies temporarily held large balances for their current cash needs. Interest-bearing deposits increased by $4,582,000 or 1.3%. Balances in interest-bearing checking accounts increased $9,684,000 or 23.8% since the end of 2008 due mainly to a large deposit on June 30, 2009 from one customer who placed the funds in certificates of deposit within one week. In addition to that customer, balances in checking accounts of abstract companies have increased due to the large number of residential mortgage originations they are handling in the current rate environment. Balances of money market accounts declined $2,916,000 or 7.0% due mainly to customers using funds to operate their businesses or transfer to higher interest rate products. Certificates of deposit declined $2,222,000 or 1.0% since the end of 2008. Although school district certificates of deposits matured during the first half of the year, new funds were garnered in the special certificate of deposit promotion to offset most of those matured deposits. The schools fiscal year runs from July 1 to June 30 and they typically invest their tax revenues in certificates of deposit which are scheduled to coincide with their cash flow needs.

Short-term borrowings increased by $4,289,000 or 25.7% over the period. Balances in our Financial Manager sweep product increased $10,455,000 or 99.5% during the six months as business customers’ seasonal cash balances increased. A decline in balances of short-term borrowings from the Federal Home Loan Bank of Pittsburgh (FHLB) offset these increases.

Other borrowed funds increased $3,999,000 or 16.5% due to borrowings of $1,850,000 which were offset by principal payments of $851,000. A reclassification of borrowings from short-term to other borrowed funds in the amount of $3,000,000 accounted for the remaining increase.

Other liabilities decreased $1,195,000 or 30.7% since December 31, 2008. When securities are purchased during a period and the funds don’t settle until the next period, we record a liability for the purchase amount. At the end of 2008 we had liabilities for bond settlements of $1,196,000 for which we had no similar liability at June 30, 2009.

Stockholders’ equity increased $1,065,000 or 2.4% during the first six months of the year. Net income of $2,138,000 was offset by dividends declared of $1,122,000. With the price of our stock declining, we purchased 1,000 shares in the open market at a price of $35.00 per share. We believe that the stock is a good investment, thereby increasing our treasury stock by $35,000 which resulted in a decrease in stockholders’ equity by that amount. In addition, we recorded an increase of $80,000, net of taxes, in the market value of the available for sale investment portfolio during the first six months of 2009. Regulatory capital ratios remain strong with 11.8% total risk-based capital, 10.6% Tier I capital and a Tier I leverage ratio of 9.5%. The regulatory minimums to be well capitalized for these ratios are 10.0%, 6.0% and 5.0%, respectively.

Results of Operations

Comparison of the three months ended June 30, 2009 and 2008

The Company reported net income of $1,061,000 for the quarter ended June 30, 2009, representing a decrease of $508,000 or 32.4% over the same period in 2008.

Net interest income of $3,923,000 for the quarter represented a decrease of $419,000 or 9.6% from that recorded for the same quarter of 2008. Total interest income declined by $877,000 or 12.5% in 2009 as compared to 2008. This decrease is indicative of the decline in the prime rate of interest from 5.00% at June 30, 2008 to 3.25% one year later. Interest and fees earned on loans decreased $737,000 or 11.6% in the second quarter of 2009 as compared to the same period in 2008. Approximately 75% of the loan portfolio is in variable rate loans which are mainly tied to the prime interest rate. We have continued to acquire new loan business as the average balance of the portfolio increased $36,460,000 or 10.4% over the period while the average interest rate of the portfolio declined by 1.5% from 2008 to 2009, resulting in the average rate earned of 5.82% in the second quarter of 2009. Included in this decline in interest income was $146,000 of interest that was not earned on loans in nonaccrual status during the quarter in 2009.

Interest earned on taxable investments decreased $202,000 or 41.9% in 2009 as compared to 2008. The average rate earned on the portfolio for the second quarter of 2009 was 3.24%, a decrease of 45 basis points as compared to second quarter of 2008 while the average balance of taxable investments declined by $16,223,000 or 31.9% in 2009 as compared to the same quarter of 2008. We have continued to invest in quality loans in lieu of investments when available, resulting in this decline of investment balances. The primary source of these additional funds for investment in loans was from short-term commercial paper. These investments have proven to be an important part of our liquidity plan and, while we continue to use this type investment for that purpose, the average interest rate earned on these issues declined by 1.74% and the average balance decreased this quarter by $15,153,000 or 47.8% as compared to the same quarter in 2008. These changes are responsible for a decrease of $183,000 in income. Average balances of U.S. government agency bonds declined $3,916,000 or 43.7% while the average interest rate earned on these bonds declined by 77 basis points, accounting for $57,000 of the decline in income. The average balance of corporate bonds, at $9,212,000 for the second quarter of 2009, doubled as compared to average balances for the same period of 2008, reflecting $74,000 of additional income in 2009 as compared to 2008.

Interest earned on tax exempt investments increased $91,000 or 62.8% for the second quarter of 2009 as compared to the same period in 2008. The average balance of these investments increased $9,546,000 or 68.1% in 2009 as compared to 2008 while the average interest rate earned for 2009 was 6.08% as compared to 6.32% in 2008. We have continued to increase investments in tax exempt municipal bonds as these offerings have offered favorable spreads to other qualified investments during this period.

Interest expense declined $458,000 or 17.2% in the second quarter of 2009 as compared to 2008. Interest paid on deposits declined $514,000 or 21.5% while the average balance of interest-bearing deposits increased by $17,198,000 or 5.3%. The average interest rate paid decreased by 76 basis points to 2.21% in 2009 as compared to 2.97% in 2008. Although market interest rates have fallen more dramatically than these interest rates, the average interest rate on our certificates of deposit will not fall as quickly. This is due to the existing volume on our balance sheet at the time market rates declined. Most of our higher rate certificates will mature later this year and we expect to be able to reprice these balances downward at that time. Balances of money market deposits decreased by $9,361,000 or 19.6% on average for the second quarter of 2009 as compared to the same period in 2008. The average interest rate paid on these deposits decreased by .80% to 1.11% for the 2009 quarter as compared to the same period in 2008. Interest rates paid on money market accounts tend to follow changes in short term market rates more closely than other deposit rates although in this low interest rate environment it is impossible to follow in direct proportion and maintain deposits. We believe that our customers either reinvested these funds in higher yielding certificates of deposit, transferred funds to the investment department for higher yields or simply used the funds in the normal course of their spending. Balances of certificates of deposit increased $24,516,000 or 12.2% on average in the second quarter of 2009 as compared to the same period in 2008. Interest paid on those deposits decreased $357,000 due to a decrease in the average interest rate paid of 1.09% over the period.

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

Provision for loan loss expense was $272,000 for the second quarter of 2009, an increase of $72,000 or 36.0% over the expense recorded in the same period of 2008. Placing loans in nonaccrual status and the deterioration of the economic situation in the country has impacted our calculation of the appropriate level for the allowance for loan loss in the past year requiring greater expense in the current year. We believe that we are conservative in our analysis of the loan portfolio and believe that the allowance balance is adequate.

Noninterest income of $1,031,000 was $173,000 or 20.2% greater in 2009 than in 2008. Gains on mortgage loans held for sale increased $162,000 or 623.1% as customers have continued to refinance residential mortgages during the period. We sell the majority of those loans in the secondary market for interest rate risk management. Brokerage commissions increased $46,000 or 35.9% as this department has continued to develop new relationships to generate fees even though the base on which they assess fees for service has deteriorated with the decline in market values of funds under management. Service charges on deposit accounts declined $38,000 or 9.6%, continuing the trend seen in the first quarter of 2009. We believe that our customers are avoiding overdrafts on their accounts during the recession even though the number of accounts subject to these charges has increased.

Salaries and employee benefits increased $37,000 or 2.4% in the second quarter of 2009 as compared to 2008. Wages increased $106,000 or 10.1% in 2009 as compared to 2008 due primarily to annual salary increases for existing employees and hiring two additional full time equivalent employees in 2009 as compared to 2008. Payroll incentives are paid based upon attainment of particular goals which have not all yet been met, therefore the accrual for this expense was $41,000 or 47.0% less in the second quarter of 2009 than the same quarter of 2008. Employee benefits were $32,000 or 12.4% greater in 2009 than in 2008 primarily due to an increase of 21.5% in the cost of individual health insurance. 401(k) accruals were $55,000 or 63.3% lower in 2009 than in 2008 due primarily to a decline in the anticipated profit sharing portion of this benefit for 2009. Other miscellaneous employment expenses account for the remaining changes.

Both occupancy and furniture and equipment expense increased in 2009 due mainly to the addition of the Lake Region office.

The FDIC insurance assessment increased $334,000 or 596.4% in the second quarter of 2009 as compared to the same period of 2008. Due to cash concerns at the FDIC, we recorded an accrual for the special assessment equal to 5 basis points of assets at June 30, 2009, adjusted for Tier I capital, which amounted to $224,000. This special assessment was in addition to increased assessment rates for 2009 as compared to 2008 and was not based on the quality of the institution; all banks were assessed the same rate. The FDIC has reported that they may declare another special assessment later in 2009 if they need to bolster the insurance fund, the effect of which would again negatively impact income.

Other expense increased $90,000 or 11.0% in 2009 as compared to 2008. Data processing and other computer related expenses increased $106,000 or 132.3% due primarily to outsourcing daily processing along with the addition of new software for deposit processing, loan processing and management reporting. We outsourced data processing in March and will see additional expense in future periods in lieu of leasing expense for computer hardware and software. In addition, we expect lower personnel costs for daily functions. This change will help us be prepared for additional growth without having to expand our infrastructure. Legal expense increased $18,000 or 154.9% in the second quarter of 2009 as compared to 2008 due mainly to greater need for assistance in loan delinquency matters. Telephone expense increased $17,000 or 30.1% due to the addition of the Lake Region branch in the fourth quarter of 2008. Offsetting these increases were decreases in donations expense of $35,000 or 96.1% since we did not accrue for donations in conjunction with the PA Educational Assistance Credit Program. Since the state of Pennsylvania has not yet adopted a budget, we have not been notified of continuance of this program and will accrue for the additional donations in future periods if approved for participation. We will then also adjust our PA shares tax accrual for the 90% credits associated with the program if approved. Outside professional fees declined $25,000 or 22.7% because in 2008 we used a consultant to assist in improving our processing; that program was completed in 2008 and we have no continuing expense in relation to it for 2009. Travel and entertainment expenses declined $17,000 or 55.9% as management has limited travel to seminars and conventions for the year along with eliminating the use of couriers to our outlying branches, utilizing package delivery services instead. Smaller changes of other expenses were responsible for the remainder of the difference.

Federal income taxes decreased $343,000 or 50.5% in 2009 compared to 2008 due to the decline in income before income taxes combined with the increase in tax-exempt income for 2009. The effective tax rate was 24.1% for 2009 and 30.2% for 2008.

Comparison of the six months ended June 30, 2009 and 2008

Net income for the first half of 2009 was $2,138,000, a decline of $1,096,000 from a year earlier.

Net interest income decreased $780,000 or 9.0% for the first half of 2009 as compared to the first six months of 2008. Interest income declined by $2,082,000 or 14.5% in 2009 as compared to 2008. The greatest component of interest income is interest earned on loans; this income category decreased $1,794,000 or 13.8% as a result of lower interest rates and placement of over $7,000,000 in nonaccrual status in 2009. The average rate of interest earned on the loan portfolio in 2009 was 5.85% as compared to 7.49% for the first half of 2008. The average balance of loans increased by $37,185,000 or 10.7% in the first half of 2009 as compared to 2008. As noted above, our loan portfolio has approximately 75% of the loans with variable or adjustable interest rates. These loans reprice on various basis including $54,508,000 that reprice automatically with changes to the prime interest rate. The remainder of the variable and adjustable interest rates reprice at terms between one month and three years. Interest income of $257,000 was reversed immediately when loans were placed in nonaccrual status in 2009 and no interest has been earned on the loans since placement in nonaccrual status. Management is working diligently with these borrowers to return these funds to an accrual basis and has begun to see some results, but believes that we will carry at least some of the loans in nonaccrual status for the remainder of the year.

Interest earned on taxable investment securities decreased $391,000 or 37.5% in the first half of 2009 as compared to 2008 due mainly to a decline in the size of the portfolio. The average balance of investments declined by $16,185,000 or 32.7% for the current period as this level of funds were invested in quality loans as bonds matured or were called. As noted earlier, the majority of the decline in the investment portfolio was in commercial paper. Average balances of these investments declined $17,047,000 or 55.6% over the period as availability of quality paper was not as abundant as in previous years. The average interest rate earned on investments in 2009 was 3.91%, a decline of 19 basis points compared to rates earned a year earlier.

Interest earned on federal tax exempt bonds increased $164,000 or 57.1% as the average balance of these bonds increased $8,997,000 or 66.3% while the average rate earned on these bonds decreased by 35 basis points to 6.10% on a tax equivalent basis. Investment in this type of bonds has extended the duration of the investment portfolio. We believe that these investments currently offer the best rates available within our guidelines and that the longer duration is acceptable today and complement the portfolio as it continues to grow.

Interest expense decreased $1,302,000 or 22.8% for the first half of 2009 as compared to the same period in 2008. The majority of this decline is in interest paid for deposits. Although the average balance of interest costing deposits increased $16,816,000 or 5.2% over the period, the average interest rate paid declined 95 basis points. The greatest increase was in certificates of deposit, showing an average increase of $20,428,000 or 9.9%. The average interest rate paid for these deposits decreased by 1.21% to 3.11% in 2009. As noted above, we expect this average rate to continue to decline in upcoming quarters as certificates of deposit mature and are replaced with lower interest rate offerings. We do expect to continue offering special certificate of deposit products intermittently for the remainder of the year in order to compete in our aggressively priced markets. The average balance of money market deposits declined $8,202,000 or 17.5% over the period while the interest rate paid for these funds also declined from an average rate in 2008 of 2.31% to an average of 1.12% in 2009. This product is more closely tied to market interest rates and we believe that customers chose to invest in the higher interest rate certificates or return funds to either the stock market or insurance products.

The provision for loan loss increased $290,000 or 82.9% in accordance with the analysis of the allowance for loan loss. The recession is the primary driver of this increase since this economic climate affects most components of the calculation of the appropriate level for the allowance. Management believes that the allowance for loan loss is appropriate as funded through the provision at this level.

Noninterest income increased $135,000 or 7.5% in the first half of 2009 as compared to the same period in 2008. Gains on sales of mortgage loans were the largest portion of this increase. Activity in refinances of residential mortgages has more than doubled in 2009 compared to the same six months of 2008 as customers take advantage of the lower interest rates offered in 2009. We generally sell all qualifying residential loans in the secondary market in order to alleviate interest rate risk. Gains for 2009 were $342,000, an increase of $258,000 over a year earlier. Offsetting gains recorded for these sales, service charge income has decreased $75,000 or 9.3% from a year earlier. We believe that our customers are watching their checking account balances more closely to avoid these charges.

Noninterest expense increased $834,000 or 15.2% for the six months ended June 30, 2009 as compared to the same period last year. Expenses increased in all categories of expense. Occupancy expense increased $137,000 or 31.9% due primarily to the cost of operating the Lake Region branch which was opened in December 2008. FDIC insurance increased $415,000 or 370.5% due to an increase in the assessment base, higher rates charged and the June 30, 2009 special assessment of $224,000.

The category of other expense includes many smaller dollar items which are not large enough individually to be listed separately on the income statement. These expenses increased $168,000 or 10.5% in 2009 as compared to 2008. Expenses relating to data processing increased $136,000 or 82.8% from the first half of 2008 to the same period in 2009 due mainly to the outsourcing of that function. Management chose to outsource daily processing to a third party in order to fulfill the need for additional personnel in that area and to offer the ability to adapt quickly to growth opportunities. These expenses are offset partially by a decrease in equipment leasing and maintenance. Telephone expenses increased $39,000 or 40.6% partially from additional lines for the Lake Region branch along with greater usage in the rest of the company. Offsetting increases in expense were several other items. Donations expense was $77,000 or 75.1% lower in 2009 than in 2008 due to uncertainty of our inclusion in the PA Educational Income Tax Program for 2009. Due to Pennsylvania’s state budget issues, we are not sure if the program will continue or if we would be chosen to participate. We did participate in 2008 and were able to offer contributions to organizations and gain a tax credit for 90% of the contribution. Outside professional fees declined $61,000 or 29.8% after completion of the process improvement project in 2008. PA shares tax increased $28,000 or 17.4% in 2009 as compared to 2008 based on our growth over the period. Smaller changes of other expenses were responsible for the remainder of the difference.

Liquidity and Cash Flows

To ensure that the Company can satisfy customer credit needs for current and future commitments and deposit withdrawal requirements, we manages the liquidity position by ensuring that there are adequate short-term funding sources available for those needs. Liquid assets consist of cash and due from banks, federal funds sold, interest-bearing deposits with other banks and investment securities maturing in one year or less. The following table shows these liquidity sources, minus short-term borrowings, as of June 30, 2009 compared to December 31, 2008:

(dollars in thousands)	June 30, 2009	December 31, 2008
Cash and due from banks	$7,756	$3,625
Interest-bearing deposits with other banks	3,700	368
Federal funds sold	3,000	—
Mortgage loans held for sale	1,329	—
Investment securities maturing or repricing in one year or less	28,100	31,156

	43,885	35,149
Less short-term borrowings	25,960	16,671

Net liquidity position	$17,925	$18,478

As a percent of total assets	3.6%	3.9%

Short-term borrowings include the portion of long-term debt that matures within the next twelve months.

The Bank has the ability to borrow from the Federal Home Loan Bank of Pittsburgh with the maximum borrowing capacity at June, 2009 of $79 million with an available balance of $51 million. Other sources of liquidity are cash flows from regularly scheduled and prepayments of loans, sales or maturities in the investment portfolio, sales of residential mortgages in the secondary market, operating income, deposit growth and access to the discount window of the Federal Reserve Bank of Philadelphia. The Consolidated Statement of Cash Flows specifically details the contribution of each source.

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

Risk Elements

The table below presents information concerning nonperforming assets including nonaccrual loans and loans 90 days or more past due at June 30, 2009 and December 31, 2008. A loan is classified as nonaccrual when, in the opinion of management, there are doubts about collectability of interest and principal. At the time the accrual of interest is discontinued, future income is recognized only when cash is received. Impaired loans are recognized according to FASB 114, “Accounting by Creditors for Impairment of a Loan – Income Recognition and Disclosure.”

	June 30, 2009
(In thousands)	Past due 90 days or more	Nonaccrual
Real estate-construction loans	$46	$—
Real estate-mortgage loans	2,018	6,203
Commercial and industrial loans	290	1,600
Installment loans to individuals	29	19
Other loans	—	—

Total	$2,383	$7,822

	December 31, 2008
	Past due 90 days or more	Nonaccrual
Real estate-construction loans	$6	$—
Real estate-mortgage loans	5,823	341
Commercial and industrial loans	11	23
Installment loans to individuals	20	25
Other loans	4	—

Total	$5,864	$389

Interest income of $243,000 would have been recognized on nonaccrual loans during the first half of 2009 if they had been performing in accordance with their original terms.

At June 30, 2009 there were loans classified as impaired under the terms of FAS No. 114, “Accounting by Creditors for Impairment of Loans – Income Recognition and Disclosure” of $7,634,000 with a related allowance for loan loss of $616,000. The average balance of these loans during 2009 was $7,782,000. Interest of $10,000 was recognized on these loans in 2009. At June 30, 2008 there was $411,000 of loans classified as impaired for which there was no related allowance for loan loss. At December 31, 2008 there was $267,000 of loans classified as impaired for which there was no related loan loss.

During the first half of 2009, management moved $5,636,000 of commercial real estate loans into nonaccrual status. These loans were past due at December 31, 2008 and our policy dictated that we place them in nonaccrual status due to this delinquency. Borrowers are currently in the process of liquidating assets which we feels will cover all outstanding debt. In addition, we placed a performing borrower’s loans totaling $1,986,000 in nonaccrual status due to weakened cash flow concerns. This borrower’s payments are current and the principals of this entity have demonstrated the ability to add financial support as needed to maintain the current status of the loans, however in order to remain conservative in our approach to loan review, we felt it appropriate to move these credits to nonaccrual status. In response to these increased delinquency levels and the current recession, management has taken an aggressive approach by instituting an Asset Quality Committee to not only monitor but actively collect all loans as they emerge on past due lists. We believe that this strategy will minimize credit risk and identify potential problems as they appear, allowing our staff to react in an expedient fashion to any collection issues.

Management believes the level of the allowance for loan losses at June 30, 2009 is adequate to cover probable losses inherent in the loan portfolio. The relationship between the allowance for loan losses and outstanding loans is a function of the credit quality and known risk attributed to the loan portfolio. The on-going loan review program, along with management analysis, is used to determine the adequacy of the allowance for loan losses. Following is an analysis of transactions within the allowance for the first half of 2009:

SUMMARY OF LOAN LOSS EXPERIENCE

	2009	2008
Balance at January 1,	$5,416	$5,392
Charge-offs:
Commercial, financial and agricultural	58	28
Real estate-construction	—	—
Real estate-mortgage	54	642
Installment loans to individuals	77	90

Total charge-offs	189	760

Recoveries:
Commercial, financial and agricultural	—	3
Real estate-construction	—	—
Real estate-mortgage	4	—
Installment loans to individuals	31	39

Total recoveries	35	42

Net charge-offs	154	718
Additions charged to operations	640	350

Balance at June 30,	$5,902	$5,024

Ratio of net charge-offs during the period to average loans outstanding during the period	.04%	.21%

Allowance for loan loss as a % of loans outstanding	1.51%	1.41%

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

A key function of management in its role as the Asset/Liability Committee (“ALCO”) is to evaluate the Company’s exposure to interest rate risk. The primary business of the Company in the financial services industry is to act as a depository financial intermediary. In this role, an integral element of risk involves the chance that prevailing interest rates will adversely affect assets, liabilities, capital, income and/or expense at different times and in different amounts. The ALCO is comprised of all senior officers and other key officers. This committee reports directly to the Board of Directors on at least a quarterly basis.

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

Statement of Interest Sensitivity Gap

	90 days or less	>90 days but < 1 year	1 - 5 years	>5 years	Total
Assets:
Interest-bearing deposits in other banks and federal funds sold	$6,700	$—	$—	$—	$6,700
Mortgage loans held for sale	1,329	—	—	—	1,329
Investment securities available for sale (5)	23,876	4,224	10,455	21,533	60,088
Loans (1) (4)	86,865	100,932	111,912	84,310	384,019

Rate sensitive assets	$118,770	$105,156	$122,367	$105,843	$452,136

Liabilities:
Interest-bearing deposits:
Interest-bearing demand (2)	$4,032	$12,600	$33,768	$—	$50,400
Money market (3)	6,631	19,504	12,873	—	39,008
Savings (2)	2,825	8,830	23,666	—	35,321
Time deposits	64,152	112,778	47,286	—	224,216
Short-term borrowings	20,960	—	—	—	20,960
Other borrowings	428	6,382	12,756	8,731	28,297

Rate sensitive liabilities	$99,028	$160,094	$130,349	$8,731	$398,202

Interest sensitivity gap	$19,742	$(54,938)	$(7,982)	$97,112	$53,934
Cumulative gap	$19,742	$(35,196)	$(43,178)	$53,934
Cumulative gap to total assets	4.01%	(7.15%)	(8.77%)	10.96%

(1)	Loans are included in the earlier period in which interest rates are next scheduled to adjust or in which they are due. No adjustment has been made for scheduled repayments or for anticipated prepayments.
(2)	Interest-bearing demand deposits and savings are segmented based on the percentage of decay method. The decay rates used include “90 days or less” 8%, “ >90 days but <1 year” 25% and “1-5 years” 67%.
(3)	Money market deposits are segmented based on the percentage of decay method. The decay rates used include “90 days or less” 17%, “>90 days but < 1 year” 50% and “1-5 years” 33%.
(4)	Does not include loans in nonaccrual status, deposit overdrafts, unposted items or deferred fees on loans.
(5)	Investments are included in the earlier period in which interest rates are next scheduled to adjust or in which they are due. Included are U.S. Government Agency step-up bonds characterized by having tiered interest rates over their life. Due to this feature these securities have been reallocated from their maturity date to their next step-up date. The specific impact of this policy by timeframe is as follows: “>90 days but < 1 year” increased $1,004, “1-5 years” decreased $36 and “>5 years” decreased $968. In addition, municipal bonds and corporate bonds with market values of $4,000 and $2,605, respectively, have been reallocated from the “>5 year” category to “90 days or less” because they are variable interest rate bonds, some of which have a 7 day put feature. A corporate bond with a market value of $238 was reallocated from “1-5 years” to “90 days or less” because the interest rate reprices quarterly.

As this report shows, the Company was liability sensitive in the one year period at June 30, 2009 with many of the higher costing liabilities maturing or repricing before assets in this timeframe. With the only possibility as we see it, that interest rates will increase, this position suggests that interest margins will improve slightly as the liabilities will reprice to current rates which will be at lower rates than their origination rates.

The second report used to monitor interest rate risk is the Interest Rate Shock Analysis. This tool attempts to determine the affect on income of various shifts in the interest rate environment. In particular, a shift of 200 basis points, or 2% in interest rates, is the industry standard. Given a downward shift of 200 basis points, net interest income would decrease by $946,000 or 5.9% while net income would decrease $643,000 or 13.1%. We do not believe that a downward shift of rates of this magnitude is possible since the market federal funds sold rate is between 0% and .25% now, however the results of a potential shift of 200 basis points in either direction are within internal policy guidelines. If the results were not tolerable, our policy would determine that management should reallocate the balance sheet in order to maintain compliance with the policy. If interest rates were to immediately increase by 200 basis points, the economic value of equity (EVE) would decrease by $5,087,000 or 9.6%, which is within our policy guidelines. The economic value of equity is sometimes referred to as the present value of equity and is presented as one more statistic to monitor in managing interest rate risk.

Interest Rate Shock Analysis

	100 basis points				200 basis points
	Up		Down		Up		Down
	Amount	%	Amount	%	Amount	%	Amount	%
Net interest income	$157	0.98%	$(223)	-1.39%	$227	1.41%	$(946)	-5.87%
Net income	$117	2.38%	$(160)	-3.26%	$174	3.57%	$(643)	-13.14%
EVE	$(2,174)	-4.11%	$2,812	5.32%	$(5,087)	-9.62%	$6,319	11.95%

CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

As of June 30, 2009 an evaluation was performed under the supervision and with the participation of the Company’s management, including the CEO and CFO, on the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the Company’s management, including the CEO and CFO, concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2009. There have been no significant changes in the Company’s internal controls over financial reporting or in other factors that could significantly affect internal controls during the quarter.

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

Form 8K – Report on July 21, 2009 – News Release of Registrant

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

DIMECO, INC.

Date: August 13, 2009	By:	/s/ Gary C. Beilman
Gary C. Beilman
President and Chief Executive Officer

Date: August 13, 2009	By:	/s/ Maureen H. Beilman
Maureen H. Beilman
Chief Financial Officer