Form 10-Q
period 2009-09-30
DIMECO INC
filed 2009-11-13
CIK 898037

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-Q

[X]	QUARTERLY REPORT UNDER SECTION 13 OF 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

or

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

As of November 1, 2009 the registrant had outstanding 1,559,779 shares of its common stock, par value $.50 share.

Dimeco, Inc.

PART I – FINANCIAL INFORMATION

Item 1.    Financial Statements

Dimeco, Inc.

CONSOLIDATED BALANCE SHEET (unaudited)

(in thousands)	September 30, 2009	December 31, 2008
Assets
Cash and due from banks	$8,504	$3,625
Interest-bearing deposits in other banks	1,938	368
Federal funds sold	3,000	—

Total cash and cash equivalents	13,442	3,993

Mortgage loans held for sale	1,667	—
Investment securities available for sale	70,595	65,600

Loans (net of unearned income of $135 and $272)	404,982	380,207
Less allowance for loan losses	6,084	5,416

Net loans	398,898	374,791

Premises and equipment	10,996	10,880
Accrued interest receivable	1,763	2,050
Bank-owned life insurance	9,082	8,535
Other assets	7,828	6,629

TOTAL ASSETS	$514,271	$472,478

Liabilities
Deposits :
Noninterest-bearing	$42,500	$37,626
Interest-bearing	378,601	344,363

Total deposits	421,101	381,989

Short-term borrowings	13,802	16,671
Other borrowed funds	27,852	24,298
Accrued interest payable	923	1,158
Other liabilities	3,914	3,894

TOTAL LIABILITIES	467,592	428,010

Stockholders’ Equity
Common stock, $.50 par value; 5,000,000 shares authorized; 1,613,878 and 1,611,828 shares issued	807	806
Capital surplus	5,553	5,516
Retained earnings	41,701	40,160
Accumulated other comprehensive income	685	18
Treasury stock, at cost (54,100 and 53,100 shares)	(2,067)	(2,032)

TOTAL STOCKHOLDERS’ EQUITY	46,679	44,468

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$514,271	$472,478

See accompanying notes to the unaudited consolidated financial statements.

Dimeco, Inc.

CONSOLIDATED STATEMENT OF INCOME (unaudited)

(in thousands, except per share)	For the three months ended September 30,		For the nine months ended September 30,
	2009	2008	2009	2008
Interest Income
Interest and fees on loans	$5,617	$6,362	$16,813	$19,352
Investment securities:
Taxable	263	395	914	1,437
Exempt from federal income tax	240	148	691	435
Other	3	8	6	72

Total interest income	6,123	6,913	18,424	21,296

Interest Expense
Deposits	1,887	2,145	5,693	7,295
Short-term borrowings	31	85	101	207
Other borrowed funds	290	225	811	652

Total interest expense	2,208	2,455	6,605	8,154

Net Interest Income	3,915	4,458	11,819	13,142

Provision for loan losses	260	230	900	580

Net Interest Income After Provision for Loan Losses	3,655	4,228	10,919	12,562

Noninterest Income
Service charges on deposit accounts	386	442	1,116	1,247
Mortgage loans held for sale gains, net	118	67	460	151
Investment securities losses	(22)	(25)	(49)	(28)
Brokerage commissions	120	180	363	435
Earnings on bank-owned life insurance	105	98	304	288
Other income	320	263	763	727

Total noninterest income	1,027	1,025	2,957	2,820

Noninterest Expense
Salaries and employee benefits	1,595	1,598	4,772	4,708
Occupancy expense, net	258	199	823	628
Furniture and equipment expense	149	131	447	381
FDIC insurance assessment	181	56	708	168
Other expense	1,008	791	2,777	2,392

Total noninterest expense	3,191	2,775	9,527	8,277

Income before income taxes	1,491	2,478	4,349	7,105
Income taxes	405	752	1,125	2,145

NET INCOME	$1,086	$1,726	$3,224	$4,960

Earnings per Share – basic	$0.70	$1.12	$2.07	$3.24

Earnings per Share – diluted	$0.69	$1.09	$2.04	$3.14

Dividends per share	$0.36	$0.32	$1.08	$0.96

Average shares outstanding – basic	1,559,115	1,540,116	1,558,573	1,528,694
Average shares outstanding – diluted	1,582,631	1,580,243	1,579,926	1,578,444

See accompanying notes to the unaudited consolidated financial statements.

Dimeco, Inc.

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (unaudited)

	For the three months ended September 30,		For the nine months ended September 30,
	2009	2008	2009	2008
Net income	$1,086	$1,726	$3,224	$4,960
Other comprehensive income (loss):
Unrealized gain (loss) on available for sale securities	841	(497)	963	(1,055)
Less: Reclassification adjustment for loss included in net income	22	25	49	28

Other comprehensive income (loss) before tax	863	(472)	1,012	(1,027)
Income tax expense (benefit) related to other comprehensive income (loss)	294	(160)	345	(349)

Other comprehensive income (loss), net of tax	569	(312)	667	(678)

Comprehensive income	$1,655	$1,414	$3,891	$4,282

See accompanying notes to the unaudited consolidated financial statements.

Dimeco, Inc.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (unaudited)

(amounts in thousands)	Common Stock	Capital Surplus	Retained Earnings	Accumulated Other Comprehensive Income	Treasury Stock	Total Stockholders’ Equity
Balance, December 31, 2008	$806	$5,516	$40,160	$18	$(2,032)	$44,468
Net income			3,224			3,224
Unrealized gain on available for sale securities, net of tax expense of $345				667		667
Purchase of treasury stock (1,000 shares)					(35)	(35)
Exercise of stock options (2,050 shares)	1	37				38
Cash dividends ($1.08 per share)			(1,683)			(1,683)

Balance, September 30, 2009	$807	$5,553	$41,701	$685	$(2,067)	$46,679

See accompanying notes to the unaudited consolidated financial statements.

Dimeco, Inc.

CONSOLIDATED STATEMENT OF CASH FLOWS (unaudited)

	For the nine months ended September 30,
(in thousands)	2009	2008
Operating Activities
Net income	$3,224	$4,960
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	900	580
Depreciation and amortization	883	530
Amortization of premium and discount on investment securities, net	(195)	(681)
Amortization of net deferred loan origination fees	(113)	(107)
Investment securities loss	49	28
Origination of loans held for sale	(22,351)	(7,216)
Proceeds from sale of loans	21,144	7,367
Mortgage loans sold gains, net	(460)	(151)
Loss on sale of other real estate owned	139	—
Decrease in accrued interest receivable	287	194
Decrease in accrued interest payable	(235)	(649)
Deferred federal income taxes	(104)	15
Earnings on bank owned life insurance	(304)	(288)
Other, net	(80)	(359)

Net cash provided by operating activities	2,784	4,223

Investing Activities
Investment securities available for sale:
Proceeds from sales	1,262	2
Proceeds from maturities or paydown	141,978	218,791
Purchases	(147,077)	(212,032)
Net increase in loans	(25,285)	(28,919)
Investment in Limited Partnership	(2,729)	—
Redemption of Federal Home Loan Bank stock	—	769
Purchase of Federal Home Loan Bank stock	(67)	(1,334)
Purchase of bank-owned life insurance	(279)	—
Proceeds from sale of other real estate owned	1,467	—
Purchase of premises and equipment	(722)	(3,436)

Net cash used for investing activities	(31,452)	(26,159)

Financing Activities
Net increase in deposits	39,112	15,982
Increase in short-term borrowings	131	6,363
Proceeds of other borrowed funds	1,850	5,622
Repayment of other borrowed funds	(1,296)	(889)
Purchase of treasury stock	(35)	—
Proceeds from exercise of stock options	38	541
Cash dividends paid	(1,683)	(1,461)

Net cash provided by financing activities	38,117	26,158

Increase in cash and cash equivalents	9,449	4,222
Cash and cash equivalents at beginning of period	3,993	7,812

Cash and cash equivalents at end of period	$13,442	$12,034

Amount paid for interest	$6,840	$8,803

Amount paid for income taxes	$1,400	$1,995

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

Recent Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2009-01, Topic 105 – Generally Accepted Accounting Principles – FASB Accounting Standards Codification™ and the Hierarchy of Generally Accepted Accounting Principles. The Codification is the single source of authoritative nongovernmental U.S. generally accepted accounting principles (GAAP). The Codification does not change current GAAP, but is intended to simplify user access to all authoritative GAAP by providing all the authoritative literature related to a particular topic in one place. Rules and interpretive releases of the SEC under federal securities laws are also sources of authoritative GAAP for SEC registrants. The Company adopted this standard for the interim reporting period ending September 30, 2009. The adoption of this standard did not have a material impact on the Company’s results of operations or financial position.

In September 2006, the FASB issued an accounting standard related to fair value measurements, which was effective for the Company on January 1, 2008. This standard defined fair value, established a framework for measuring fair value, and expanded disclosure requirements about fair value measurements. On January 1, 2008, the Company adopted this accounting standard related to fair value measurements for the Company’s financial assets and financial liabilities. The Company deferred adoption of this accounting standard related to fair value measurements for the Company’s nonfinancial assets and nonfinancial liabilities, except for those items recognized or disclosed at fair value on an annual or more frequently recurring basis, until January 1, 2009. The adoption of this accounting standard related to fair value measurements for the Company’s nonfinancial assets and nonfinancial liabilities had no impact on retained earnings and is not expected to have a material impact on the Company’s statements of income and condition. This accounting standard was subsequently codified into ASC Topic 820, Fair Value Measurements and Disclosures.

In December 2007, the FASB issued an accounting standard related to business combinations which is effective for fiscal years beginning on or after December 15, 2008. This standard establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in an acquiree, including the recognition and measurement of goodwill acquired in a business combination. This accounting standard was subsequently codified into Accounting Standards Codification (ASC) Topic 805, Business Combinations. The adoption of this standard is not expected to have a material effect on the Company’s results of operations or financial position.

In December 2007, the FASB issued an accounting standard related to noncontrolling interests in consolidated financial statements, which is effective for fiscal years beginning on or after December 15, 2008. This standard establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary, which is sometimes referred to as minority interest, is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. Among other requirements, this statement requires consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the noncontrolling interest. It also requires disclosure, on the face of the consolidated income statement, of the amounts of consolidated net income attributable to the parent and to the noncontrolling interest. This accounting standard was subsequently codified into ASC 810-10, Consolidation. The adoption of this standard is not expected to have a material effect on the Company’s results of operations or financial position.

In March 2008, the FASB issued an accounting standard related to disclosures about derivatives and hedging activities, which is effective for fiscal years and interim periods beginning after November 15, 2008. This standard requires enhanced disclosures about derivative instruments and hedging activities and therefore should improve the transparency of financial reporting. This accounting standard was subsequently codified into ASC 815-10, Derivatives and Hedging. The adoption of this standard is not expected to have a material effect on the Company’s results of operations or financial position.

In June 2008, the FASB issued accounting guidance related to determining whether instruments granted in share-based payment transactions are participating securities, which is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those years. This guidance clarified that instruments granted in share-based payment transactions can be participating securities prior to the requisite service having been rendered. A basic principle of this guidance is that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and are to be included in the computation of EPS pursuant to the two-class method. All prior-period EPS data presented (including interim financial statements, summaries of earnings, and selected financial data) are required to be adjusted retrospectively to conform with this guidance. This accounting guidance was subsequently codified into ASC Topic 260, Earnings Per Share. The adoption of this standard is not expected to have a material effect on the Company’s results of operations or financial position.

In April 2009, the FASB issued new guidance impacting ASC Topic 820, Fair Value Measurements and Disclosures. This ASC provides additional guidance in determining fair values when there is no active market or where the price inputs being used represent distressed sales. It reaffirms the need to use judgment to ascertain if a formerly active market has become inactive and in determining fair values when markets have become inactive. The adoption of this new guidance did not have a material effect on the results of operations or financial position.

In April 2009, the FASB issued new guidance impacting ASC 825-10-50, Financial Instruments, which relates to fair value disclosures for any financial instruments that are not currently reflected on the balance sheet of companies at fair value. This guidance amended existing GAAP to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. This guidance is effective for interim and annual periods ending after June 15, 2009. The Company has presented the necessary disclosures in Note (5) herein.

In April 2009, the FASB issued new guidance impacting ASC 320-10, Investments – Debt and Equity Securities, which provides additional guidance designed to create greater clarity and consistency in accounting for and presenting impairment losses on securities. This guidance is effective for interim and annual periods ending after June 15, 2009. The Company has presented the necessary disclosures in Note (4) herein.

In June 2009, the FASB issued an accounting standard related to the accounting for transfers of financial assets, which is effective for fiscal years beginning after November 15, 2009, and interim periods within those fiscal years. This standard enhances reporting about transfers of financial assets, including securitizations, and where companies have continuing exposure to the risks related to transferred financial assets. This standard eliminates the concept of a “qualifying special-purpose entity” and changes the requirements for derecognizing financial assets. This standard also requires additional disclosures about all continuing involvements with transferred financial assets including information about gains and losses resulting from transfers during the period. This accounting standard was subsequently codified into ASC Topic 860. The adoption of this standard is not expected to have a material effect on the Company’s results of operations or financial position.

In June 2009, the FASB issued FAS No. 167, Amendments to FASB Interpretation No. 46(R). FAS 167, which amends FASB Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities, (FIN 46(R)). Under FASB’s Codification at ASC 105-10-65-1-d, FAS No. 167 will remain authoritative until integrated into the FASB Codification. This statement prescribes a qualitative model for identifying whether a company has a controlling financial interest in a variable interest entity (VIE) and eliminates the quantitative model prescribed by FIN 46(R). The new model identifies two primary characteristics of a controlling financial interest: (1) provides a company with the power to direct significant activities of the VIE, and (2) obligates a company to absorb losses of and/or provides rights to receive benefits from the VIE. FAS No. 167 requires a company to reassess on an ongoing basis whether it holds a controlling financial interest in a VIE. A company that holds a controlling financial interest is deemed to be the primary beneficiary of the VIE and is required to consolidate the VIE. This statement is effective for fiscal years beginning after November 15, 2009, and interim periods within those fiscal years. The adoption of this standard is not expected to have a material effect on the Company’s results of operations or financial position.

In August 2009, the FASB issued ASU No. 2009-05, Fair Value Measurements and Disclosures (Topic 820) – Measuring Liabilities at Fair Value. This ASU provides amendments for fair value measurements of liabilities. It provides clarification that in circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using one or more techniques. ASU 2009-05 also clarifies that when estimating a fair value of a liability, a reporting entity is not required to include a separate input or adjustment to other inputs relating to the existence of a restriction that prevents the transfer of the liability. ASU 2009-05 is effective for the first reporting period (including interim periods) beginning after issuance or fourth quarter 2009. The Company is currently evaluating the impact of this standard on the Company’s financial condition, results of operations, and disclosures.

Stock Options

The Company maintains a stock option plan for key officers and non-employee directors. There were no options granted in 2009 or 2008.

As of September 30, 2009 and 2008, there was no unrecognized compensation cost to unvested share-based compensation awards granted.

NOTE 2 – EARNINGS PER SHARE

There are no convertible securities which would affect the numerator in calculating basic and diluted earnings per share; therefore, net income as presented on the Consolidated Statement of Income (unaudited) will be used as the numerator. The following table sets forth the composition of the weighted-average common shares (denominator) used in the basic and diluted earnings per share computation:

	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008
Weighted average common stock outstanding	1,613,215	1,593,216	1,612,446	1,581,794
Average treasury stock	(54,100)	(53,100)	(53,873)	(53,100)

Weighted average common stock and common stock equivalents used to calculate basic earnings per share	1,559,115	1,540,116	1,558,573	1,528,694
Additional common stock equivalents (stock options) used to calculate diluted earnings per share	23,516	40,127	21,353	49,750

Weighted average common stock and common stock equivalents used to calculate diluted earnings per share	1,582,631	1,580,243	1,579,926	1,578,444

NOTE 3 – INVESTMENTS

The amortized cost and estimated market value of investment securities are summarized as follows (in thousands):

	September 30, 2009
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
AVAILABLE FOR SALE
U.S. government agencies	$16,509	$53	$(21)	$16,541
Mortgage-backed securities	3,934	151	(1)	4,084
Obligations of states and political subdivisions:
Taxable	400	14	—	414
Tax-exempt	25,912	722	(27)	26,607
Corporate securities	6,885	417	(152)	7,150
Commercial paper	15,440	—	—	15,440

Total debt securities	69,080	1,357	(201)	70,236
Equity securities	476	35	(152)	359

Total	$69,556	$1,392	$(353)	$70,595

	December 31, 2008
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
AVAILABLE FOR SALE
U.S. government agencies	$10,478	$84	$(10)	$10,552
Mortgage-backed securities	3,652	92	(1)	3,743
Obligations of states and political subdivisions:
Taxable	1,275	—	—	1,275
Tax-exempt	21,156	147	(186)	21,117
Corporate securities	8,056	154	(176)	8,034
Commercial paper	20,463	—	—	20,463

Total debt securities	65,080	477	(373)	65,184
Equity securities	493	32	(109)	416

Total	$65,573	$509	$(482)	$65,600

The following table shows the Company’s fair value and gross unrealized losses, aggregated by investment category and length of time, that the individual securities have been in a continuous unrealized loss position as follows (in thousands):

	September 30, 2009
	Less than Twelve Months		Twelve Months or Greater		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
U.S. Government agencies	$1,978	$21	$—	$—	$1,978	$21
Mortgage-backed securities	—	—	33	1	33	1
Obligations of states and political subdivisions
Tax-exempt	227	20	341	7	568	27
Corporate securities	—	—	348	152	348	152

Total debt securities	2,205	41	722	160	2,927	201
Equity securities	61	51	106	101	167	152

Total	$2,266	$92	$828	$261	$3,094	$353

	December 31, 2008
	Less than Twelve Months		Twelve Months or Greater		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
U.S. Government agencies	$989	$10	$—	$—	$989	$10
Mortgage-backed securities	37	1	—	—	37	1
Obligations of states and political subdivisions	5,693	186	—	—	5,693	186
Corporate securities	3,361	121	183	55	3,544	176

Total debt securities	10,080	318	183	55	10,263	373

Equity securities	161	75	39	34	200	109

Total	$10,241	$393	$222	$89	$10,463	$482

At least quarterly the Company conducts a comprehensive security-level impairment assessment. These assessments are based on the nature of the securities, the extent and duration of the decline in market value, the remaining duration of the securities and management’s intent to sell the security before recovery of its amortized cost basis. At this time, management believes that the Company will fully recover the cost of these securities and it does not intend to sell these securities and does not believe that we will be required to sell them before the anticipated recovery of the remaining amortized cost basis, which may be at maturity. As a result, we have concluded that these securities were not other-than-temporarily impaired at September 31, 2009 and we have recognized the total amount of impairment in other comprehensive income, net of tax.

The amortized cost and estimated market values of debt securities at September 30, 2009, by contractual maturity, are shown below. Expected maturities of mortgage-backed securities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties (in thousands):

	Available for Sale
	Amortized Cost	Fair Value
Due in one year or less	$20,473	$20,384
Due after one year through five years	14,928	15,316
Due after five years through ten years	8,085	8,336
Due after ten years	25,594	26,200

Total debt securities	$69,080	$70,236

The following table shows proceeds from sales of available-for-sale securities and the gross realized gains and losses on sales of those investment securities that have been included in earnings as a result of the sales (in thousands). Gains or losses on sales of available-for-sale securities are recognized upon sale and are determined by the specific identification method.

	For the three months ended September 30, 2009		For the nine months ended September 30, 2009
	2009	2008	2009	2008
Total Proceeds	$1,262	$—	$1,262	$2
Gross Gains	$52	$—	$52	$—
Gross Losses	$(74)	$(25)	$(101)	$(28)

In the first quarter of 2009 and the second quarter of 2008, we recognized losses related to the merger of companies in which we owned equities. These mergers included an exchange of stock for stock with a small cash payment received in 2008. In the third quarter of 2008 we recognized a loss related to an other than temporary decline in the market value of an equity security.

NOTE 4 – FAIR VALUE MEASUREMENTS

Effective January 1, 2008, the Company adopted the U.S. generally accepted accounting standard which requires enhanced disclosures about assets and liabilities carried at fair value. This standard establishes a hierarchal disclosure framework associated with the level of pricing observability utilized in measuring assets and liabilities at fair value. The three broad levels are defined as follows:

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

The following table presents the assets reported on the consolidated statements of financial condition at their fair value as of September 30, 2009 and December 31, 2008 (in thousands) by level within the fair value hierarchy. As required by the standard, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

	Level I	Level II	Level III	Total
September 30, 2009
Assets:
Securities available for sale:
U.S. government agencies	$—	$16,541	$—	$16,541
Mortgage-backed securities	—	4,084	—	4,084
Obligations of states and political subdivisions:
Taxable	—	414	—	414
Tax-exempt	—	26,607	—	26,607
Corporate securities	—	7,150	—	7,150
Commercial paper	15,440	—	—	15,440

Total debt securities	15,440	54,796	—	70,236
Equity securities	359	—	—	359

Total	$15,799	$54,796	$—	$70,595

December 31, 2008
Assets:
U.S. government agencies	$—	$10,552	$—	$10,552
Mortgage-backed securities	—	3,743	—	3,743
Obligations of states and political subdivisions:
Taxable	1,275	—	—	1,275
Tax-exempt	—	21,117	—	21,117
Corporate securities	—	8,034	—	8,034
Commercial paper	20,463	—	—	20,463

Total debt securities	21,738	43,446	—	65,184
Equity securities	416	—	—	416

Total	$22,154	$43,446	$—	$65,600

The following table presents the assets measured on a nonrecurring basis on the consolidated statements of financial condition at their fair value as of September 30, 2009 and December 31, 2008, by level within the fair value hierarchy (in thousands). Impaired loans that are collateral dependent are written down to fair value through the establishment of specific reserves. Techniques used to value the collateral that secure the impaired loan include: quoted market prices for identical assets classified as Level I inputs; observable inputs, employed by certified appraisers, for similar assets classified as Level II inputs. In cases where valuation techniques included inputs that are unobservable and are based on estimates and assumptions developed by management based on the best information available under each circumstance, the asset valuation is classified as Level III inputs.

	Level I	Level II	Level III	Total
Assets measured on a nonrecurring basis:
Impaired Loans:
September 30, 2009	$—	$4,645	$1,457	$6,102
December 31, 2008	$—	$267	$—	$267
Other real estate owned:
September 30, 2009	$—	$740	$—	$740
December 31, 2008	$—	$—	$—	$—

NOTE 5 – FAIR VALUE DISCLOSURE

The estimated fair values of the Company’s financial instruments are as follows:

	September 30, 2009		December 31, 2008
	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial Assets:
Cash and cash equivalents	$13,442	$13,442	$3,993	$3,993
Investment securities	70,595	70,595	65,600	65,600
Net loans	400,565	416,050	374,791	395,672
Accrued interest receivable	1,763	1,763	2,050	2,050
Regulatory stock	1,741	1,741	1,675	1,675
Bank-owned life insurance	9,082	9,082	8,535	8,535
Mortgage servicing rights	539	539	602	602

Financial liabilities:
Deposits	421,101	425,214	381,989	388,164
Short-term borrowings	13,802	13,802	16,671	16,696
Other borrowed funds	27,852	29,438	24,298	26,858
Accrued interest payable	923	923	1,158	1,158

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

NOTE 6 – SUBSEQUENT EVENTS

The Company assessed events occurring subsequent to September 30, 2009 through November 13, 2009 for potential recognition and disclosure in the consolidated financial statements. No events have occurred that would require adjustment to or disclosure in the consolidated financial statements which were issued on October 20, 2009.

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

Financial Condition

Total assets at September 30, 2009 increased by $41,793,000, or 8.8% over balances reported at December 31, 2008, ending the quarter at $514,271,000.

Cash and cash equivalents of $13,442,000 at September 30, 2009, represented an increase of $9,449,000 or 236.6% greater than at December 31, 2008. The Company had balances of $3,000,000 in federal funds sold and $1,938,000 in interest-bearing checking accounts at September 30, 2009 compared to a balance of $15,000 in these accounts at the end of the previous year. In addition, our balance at the Federal Reserve Bank was $4,711,000 greater to accommodate the check clearing process. This balance varies in direct proportion to the checks that are presented in check clearing on a daily basis. There were smaller changes in cash on hand and in correspondent deposit accounts from December 31, 2008 to September 30, 2009, resulting in the remaining change in this asset category.

As originations of residential mortgages continued to be strong throughout 2009, at September 30, 2009 we had a balance of $1,667,000 of mortgage loans held for sale with no correlating balance at December 31, 2008. We typically sell these assets within one week of closing.

Investment securities available for sale increased $4,995,000 or 7.6% from balances at December 31, 2008. Balances of U.S. government agency bonds increased $5,989,000 or 56.8% and tax exempt municipal bonds increased $5,490,000 or 26.0% as these types of bonds offered the most attractive investment options in accordance with our investment policy. Earlier in the year the U.S. government took advantage of call provisions in many of the bonds we owned and our balance in this type investment declined but in the third quarter of 2009 we were able to purchase new bonds at interest rates that were better than other type bonds offered at that time. We chose to sell two municipal bonds with market value of $ 846,000 and a corporate bond with a market value of $416,000 in September 2009. The credit quality of the corporate bond had declined which lowered the market value and management decided to sell it along with the municipal bonds which had attractive market prices in order to partially offset the loss on the corporate bond sale. During the first nine months of the year the balance in commercial paper declined $5,023,000 or 24.6%. The availability of high quality commercial paper tightened in 2009 and those offerings that met our credit quality standard typically paid lower interest rates than in previous years, making them less attractive for purchase. Smaller changes in other type bonds due to calls and maturities accounted for the remaining difference.

Total loans increased $24,775,000 or 6.5% during the first nine months of 2009. Loans secured by commercial real estate grew by $21,368,000 or 9.8% as we continued to capitalize on our niche of lending to the children’s summer camp industry with originations of over $21,325,000 to these businesses. In order to maintain our internal concentration ratios, we participated $7,000,000 of these loans to other financial institutions. In addition to the camp-related commercial real estate loans, we originated over $33,057,000 of commercial real estate loans to businesses in other industries. Both regularly scheduled and other principal reductions on loans offset those increases.

Other assets increased $1,199,000 or 18.1% since December 31, 2008, due mainly to an investment of $2,729,000 for a one third interest in a limited partnership that will own and operate a housing project. The project is expected to generate annual federal income tax credits over the next ten years. A property that was included in other real estate at December 31, 2008 was sold in the third quarter, removing $1,566,000 from that category at September 30, 2009. No other asset category had a material change in balance over the period.

Total deposits increased $39,112,000 or 10.2% since December 31, 2008. Noninterest-bearing deposits increased $4,874,000 or 13.0% over the period. Included in this increase is establishment of new relationships due to the introduction of no fee checking accounts and the opening of the new branch office in December 2008. Interest-bearing deposits increased by $34,238,000 or 9.9%. Balances in interest-bearing checking accounts increased $14,817,000 or 36.4% since the end of 2008 due mainly to deposits from one customer who placed the funds in their transaction account until they transfered the funds to certificates of deposit soon after the end of the quarter. Balances of money market accounts continued to decline by $3,881,000 or 9.3% due mainly to customers using funds for expenses or transferring to higher interest rate products. Certificates of deposit increased $22,005,000 or 9.7% since the end of 2008. Management has continued to offer higher interest rate “special” certificates of deposit in order to compete with local financial institutions and to offer our branch personnel the opportunity to cross sell other banking products.

Short-term borrowings declined by $2,869,000 or 17.2% over the period. Balances in our Financial Manager sweep product increased $3,297,000 or 31.4% as business customers’ seasonal cash balances increased along with the addition of several new business customers in this type account. Repayment of overnight advances from the Federal Home Loan Bank of Pittsburgh (FHLB) in the amount of $3,166,000 offset these increases. A reclassification of borrowings from short-term to other borrowed funds in the amount of $3,000,000 accounted for the remaining increase.

Other borrowed funds increased $3,554,000 or 14.6% due to borrowings of $1,850,000 which were offset by principal payments of $1,296,000. The above mentioned reclassification of $3,000,000 from short-term to long term borrowed funds accounts for the remaining difference.

Stockholders’ equity increased $2,211,000 or 5.0% during 2009. Net income of $3,224,000 was offset by dividends declared of $1,683,000. When the price of our stock declined earlier this year, we purchased 1,000 shares in the open market at a price of $35.00 per share, increasing our treasury stock by $35,000 which decreased stockholders’ equity by that amount. In addition, we recorded an increase of $667,000, net of taxes, in the market value of the available for sale investment portfolio during the first nine months of 2009. Regulatory capital ratios remain strong with 11.6% total risk-based capital, 10.4% Tier I capital and a Tier I leverage ratio of 9.6%. The regulatory minimums to be well capitalized for these ratios are 10.0%, 6.0% and 5.0%, respectively.

Results of Operations

Comparison of the three months ended September 30, 2009 and 2008

The Company reported net income of $1,086,000 for the quarter ended September 30, 2009, representing a decrease of $640,000 or 37.1% over the same period in 2008.

Net interest income of $3,915,000 for the quarter represented a decrease of $543,000 or 12.2% from that recorded for the same quarter of 2008. Total interest income declined by $790,000 or 11.4% in 2009 as compared to 2008. This decrease is indicative of the decline in the prime rate of interest from 5.00% at September 30, 2008 to 3.25% one year later. Interest and fees earned on loans decreased $745,000 or 11.7% in the third quarter of 2009 as compared to the same period in 2008. Approximately 75% of the loan portfolio is in variable rate loans which are mainly tied to the prime interest rate. We have continued to acquire new loan business as the average balance of the portfolio increased $32,172,000 or 8.8% over the period while the average interest rate of the portfolio declined by 1.3% from 2008 to 2009, resulting in the average rate earned of 5.59% in the third quarter of 2009. Included in this decline in interest income was $118,000 of interest that was not earned on loans in nonaccrual status during the quarter in 2009.

Interest earned on taxable investments decreased $132,000 or 33.4% in 2009 as compared to 2008. The average rate earned on the portfolio for the third quarter of 2009 was 3.18%, a decrease of 79 basis points as compared to third quarter of 2008 while the average balance of taxable investments declined by $5,440,000 or 14.3% in 2009 as compared to the same quarter of 2008. This decline in investment balances in 2009 was used for granting quality loans, with purchases of investment securities increasing in the third quarter as deposits balances increased. Given the general decline in market interest rates available to purchase in 2009, as short-term investments matured or were called in the quarter, we replaced those investments with new ones that offered lower interest rates. The mix of investment types has changed with the average balance of U.S. government agency bonds declining in the third quarter of 2009 as compared to the same quarter of 2008 due to calls of these investments earlier in 2009. Average balances of corporate bonds increased $3,283,000 or 65.6% due to purchases earlier in 2009 when there were attractive interest rates on several quality issues, along with yields on these bonds increasing for the third quarter by 45 basis points over a year earlier. The average balance of commercial paper declined $5,663,000 or 30.5% due to the lack of qualified offerings in 2009 while the average interest rate received in 2009 was 2.01% lower than that earned in the third quarter of 2008.

Interest earned on tax exempt investments increased $92,000 or 62.2% for the third quarter of 2009 as compared to the same period in 2008. The average balance of these investments increased $11,803,000 or 86.3% in 2009 as compared to 2008 while the average interest tax-equivalent interest rate earned for 2009 declined to 5.66% as compared to 6.51% in 2008. We have continued to increase investments in tax exempt municipal bonds as these offerings have offered favorable spreads to other qualified investments during this period.

Total interest expense declined $247,000 or 10.1% in the third quarter of 2009 as compared to 2008. Interest paid on deposits declined $258,000 or 12.0% while the average balance of interest-bearing deposits increased by $36,969,000 or 11.6%. The average interest rate paid decreased by 58 basis points to 2.10% in 2009 as compared to 2.68% in 2008. Although market interest rates have fallen more dramatically than these interest rates, the average interest rate on certificates of deposit does not decline in direct proportion due to maturity dates on these liabilities. Many high rate certificates of deposit which were originated in 2008 will mature in the fourth quarter and we expect to be able to reprice these balances downward. We have continued to offer special certificates of deposit products during 2009, which have increased these balances by $43,866,000 or 22.4% on average in the third quarter of 2009 as compared to the same period in 2008. Balances of money market deposits decreased by $5,789,000 or 13.3% on average for the third quarter of 2009 as compared to the same period in 2008. The average interest rate paid on these deposits decreased by .66% to 1.08% for the 2009 quarter as compared to the same period in 2008. Interest rates paid on money market accounts tend to follow changes in short term market rates more closely than other deposit rates although in this low interest rate environment it is impossible to follow in direct proportion and maintain deposits. We believe that our customers either reinvested these funds in higher yielding certificates of deposit, transferred funds to the investment department for higher yields or simply used the funds in the normal course of their spending.

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

Provision for loan loss expense was $260,000 for the third quarter of 2009, a slight increase over the expense recorded in the same period of 2008. We believe that we are conservative in our analysis of the loan portfolio and believe that the allowance balance is adequate.

Noninterest income of $1,027,000 in the third quarter of 2009 was just slightly greater than that earned in 2008. Service charges on deposit accounts declined $56,000 or 12.7%, continuing the trend seen in the first half of 2009. We believe that our customers are avoiding overdrafts on their accounts during the recession even though the number of accounts subject to these charges has increased. Gains on mortgage loans held for sale increased $51,000 or 76.1% as customers have continued to refinance residential mortgages during the period but we are seeing some slowdown in refinance activity as the year unfolds. Brokerage commissions declined $60,000 or 33.3% as the fee assessment base deteriorated with the decline in market values of funds under management along with transaction commissions declining due to consumers’ concern over the uncertainty of the economy. We expect to earn greater fees in future quarters as consumers’ comfort level in the stock market grows.

Salaries and employee benefits remained fairly level in the third quarter of 2009 as compared to the same quarter of 2008. Wages increased only $24,000 or 2.1% in 2009 as compared to 2008. Annual salary increases for the staff were approximately 2% in 2009. Payroll incentives are paid based upon attainment of particular goals which have not all yet been met, therefore the accrual for this expense was $36,000 or 42.7% less in the third quarter of 2009 than the same quarter of 2008. In addition, we accrued for a 2% profit sharing contribution to employees’ 401(k) plans in 2009 as compared to 4% in 2008. This change amounted to a decline of $9,000 or 11.4% in total 401(k) expense. The cost of employee health insurance increased by approximately 21.5% which drove the $10,000 or 4.2% increase in employee benefits in 2009 as compared to 2008. Other miscellaneous employment expenses account for the remaining changes.

Both occupancy and furniture and equipment expense increased in 2009 due mainly to the addition of the Lake Region office.

The FDIC insurance assessment increased $125,000 or 223.2% in the third quarter of 2009 as compared to the same period of 2008. The FDIC has increased the assessment rates for 2009 as compared to 2008. This change, combined with higher deposit balances on which these fees are assessed, are responsible for the higher assessment in 2009.

Other expense increased $217,000 or 27.4% in 2009 as compared to 2008. We recognized a loss of $139,000 on the sale of two other real estate properties in the third quarter of 2009 as compared to a gain of $4,000 on a sale in 2008. Data processing and other computer related expenses increased $80,000 or 93.8% due primarily to outsourcing daily processing along with the addition of new software for deposit processing, loan processing and management reporting. We outsourced data processing in March and will see additional expense in future periods in lieu of leasing expense for computer hardware and software. We expect lower personnel costs over time due to this transition. Expenses related to properties held in the other real estate category were $28,000 or 614.8% greater in 2009 that in 2008. With the sale of the largest property in that category during the third quarter we expect these costs to be lower in future periods. Offsetting those increases was a gain on the sale of repossessed assets in 2009 of $21,000 for which there was no amount in 2008. Smaller changes of other expenses were responsible for the remainder of the difference.

Federal income taxes decreased $347,000 or 46.1% in 2009 compared to 2008 due to the decline in income before income taxes combined with the increase in tax-exempt income for 2009. The effective tax rate was 27.2% for 2009 and 30.3% for 2008.

Comparison of the nine months ended September 30, 2009 and 2008

Net income for the first three quarters of 2009 was $3,224,000, a decline of $1,736,000 or 35.0% from a year earlier.

Net interest income decreased $1,323,000 or 10.1% over the period. Interest income declined by $2,872,000 or 13.15% in 2009 as compared to 2008. Interest earned on loans decreased $2,539,000 or 13.1% as a result of lower interest rates and placement of over $7,000,000 in nonaccrual status in 2009. The average rate of interest earned on the loan portfolio in 2009 was 5.76% as compared to 7.29% for the first three quarters of 2008 while the average balance of loans increased by $35,517,000 or 10.0% over that time. As noted above, our loan portfolio has approximately 75% of the loans with variable or adjustable interest rates. Interest income of $257,000 was reversed immediately when several loans were placed in nonaccrual status in 2009 and no interest has been earned on the loans since placement in nonaccrual status. Please refer to the section below addressing risk elements for further details of those nonaccrual loans. Management is working diligently with these borrowers to return these funds to an accrual basis and, even though we have made progress with the borrowers, we believe that at the balance of loans in nonaccrual status will not change for the remainder of the year.

Interest earned on taxable investment securities decreased $523,000 or 36.4% in the first three quarters of 2009 as compared to 2008. The average balance of these investments declined $12,578,000 or 27.6% in 2009 as compared to 2008. As bonds matured or were called, these funds were invested in quality loans or were reinvested in tax-exempt municipal bonds or corporate bonds. The majority of the decline in the investment portfolio was in commercial paper. Average balances of these investments declined $13,226,000 or 49.7% over the period as availability of quality paper was not as abundant as in previous years and the average yield on these investments declined by 1.80% as a result of the general market decline in short-term interest rates. In the first quarter of 2009 we were able to purchase several high quality corporate bonds at favorable spreads to government rates thereby increasing our average balance of these bonds by $3,745,000 and receiving an average interest yield of 5.83% as compared to the average yield of 5.18% in 2008. In addition, the FHLB of Pittsburgh was not able to pay any dividend in 2009 due to regulatory requirements and therefore this income declined $35,000 in 2009 as compared to 2008. The average interest rate earned on all taxable investments in 2009 was 3.67%, a decline of 39 basis points compared to rates earned a year earlier.

Tax-exempt investment securities offered the best opportunity that complied with our investment policy during most of 2009, therefore we purchased these bonds as funds were available. Income from tax-exempt bonds increased $256,000 or 58.9% during 2009 as compared to 2008 with the average balance increasing $9,943,000 or 73.1% over the periods. The average interest rate earned on these investments declined 53 basis points in 2009 as compared to a year earlier but was not as dramatic as the change in market interest rates over that period. Investment in this type of bonds has extended the duration of the investment portfolio and we believe that the longer duration is acceptable today and will complement the portfolio as it continues to grow.

Other interest income declined $66,000 or 91.7% in the first nine months of 2009 as compared to the same period in 2008. This income category includes interest earned on federal funds sold and on deposits in other banks. This change is due primarily to the extremely low interest rates received on these balances in 2009. On average, we received 30 basis points in 2009 as compared to 2.71% in 2008.

Interest expense decreased $1,549,000 or 19.0% for the first three quarters of 2009 as compared to the same period in 2008. The majority of this decline is in interest paid for deposits. Although the average balance of interest costing deposits increased $23,601,000 or 7.3% over the period, the average interest rate paid declined 82 basis points. The greatest increase was in certificates of deposit, showing an average increase of $28,315,000 or 14.0%. The average interest rate paid for these deposits decreased by 1.12% to 3.02% in 2009. We expect this average rate to continue to decline in upcoming quarters as certificates of deposit that were originated in 2008 mature and are replaced with lower interest rate offerings. We do expect to continue offering special certificate of deposit products intermittently for the remainder of the year in order to compete in our aggressively priced markets. The average balance of money market deposits declined $7,393,000 or 16.1% over the period while the interest rate paid for these funds also declined from an average rate in 2008 of 2.13% to an average of 1.11% in 2009. This product is more closely tied to market interest rates and we believe that customers chose to invest in the higher interest rate certificates or return funds to either the stock market or insurance products.

The provision for loan loss increased $320,000 or 55.2% in accordance with the analysis of the allowance for loan loss. Current economic conditions affect many components of the calculation of the appropriate level for the allowance. In addition, we placed $7,695,000 of loans in nonaccrual status in 2009 which also added to provision expense for 2009. Management believes that the allowance for loan loss is appropriate as funded through the provision at this level.

Noninterest income increased $137,000 or 4.9% in the first three quarters of 2009 as compared to the same period in 2008. Gains on sales of mortgage loans increased $309,000 or 204.6% over income earned in 2008. This increase is primarily due to refinances of residential mortgages in 2009 compared to the same nine months of 2008 as customers take advantage of the currently lower interest rates offered. We generally sell all qualifying residential loans in the secondary market in order to alleviate interest rate risk. Offsetting gains recorded for these sales, service charge income decreased $131,000 or 10.5% from a year earlier. Although the number of accounts to which these fees apply has increased, we believe that our customers are watching their checking account balances more closely to avoid these charges. Brokerage commissions were $72,000 or 16.6% lower in 2009 than in 2008 due to market value losses in assets under management along with the general hesitation of consumers to reinvest in the stock market in this economic climate. We expect to increase this income source as the end of the recession progresses.

Noninterest expense increased $1,250,000 or 15.1% for the nine months ended September 30, 2009 as compared to the same period last year. All categories showed greater expense in 2009 that in 2008.

Occupancy expense increased $195,000 or 31.1% and furniture and equipment expense increased $66,000 or 17.3% due primarily to the cost of operating the Lake Region branch which was opened in December 2008.

FDIC insurance increased $540,000 or 321.4% due to an increase in the assessment base, higher rates charged and the September 30, 2009 special assessment of $224,000. We expect that the FDIC will declare another special assessment in the fourth quarter of 2009 in order to bolster the insurance fund, the effect of which would negatively impact income.

The category of other expense increased $385,000 or 16.1% for the nine months ended September 30, 2009 as compared to the same period in 2008. Expenses relating to data processing increased $216,000 or 84.6% in 2009 due primarily to the outsourcing of that function. We chose to outsource daily processing to a third party in order to fulfill the need for additional personnel in that area and to offer the ability to adapt quickly to growth opportunities. We recognized losses on the sale of other real estate owned in 2009 of $139,000 as compared to a slight gain of $4,000 in 2008. Sale of these properties will return funds to interest-earning assets for the future. The cost to operate other real estate owned in 2009 was $45,000 or 407.5% greater that for the same period in 2008. We expect this expense to decline in future periods with the sales of two properties in the third quarter of 2009. Telephone expenses increased $44,000 or 29.1% partially from additional lines for the Lake Region branch along with greater usage in the rest of the company. Offsetting increases in other expense were lower costs for several other items. Donations expense was $106,000 or 62.8% lower in 2009 than in 2008 due to uncertainty of our inclusion in the PA Educational Improvement Tax Program for 2009. Due to Pennsylvania’s 2009-2010 state budget issues, we were not sure if the program would continue or that we would be chosen to participate, therefore we did not make donations under this program in 2009. Outside professional fees declined $62,000 or 23.9% after completion of the process improvement project in 2008. We have limited travel expenses to conferences and eliminated several daily courier runs to our branches which have led to a decrease of $36,000 or 52.6% in travel and entertainment expenses in 2009 as compared to 2008. Smaller changes of other expenses were responsible for the remainder of the difference.

Federal income tax expense declined $1,020,000 or 47.6% based primarily on lower taxable income in 2009 as compared to 2008 but was slightly affected by the higher level of tax-exempt investment income for the first nine months of 2009 as compared to a year earlier.

Liquidity and Cash Flows

To ensure that the Company can satisfy customer credit needs for current and future commitments and deposit withdrawal requirements, we manage the liquidity position by ensuring that there are adequate short-term funding sources available for those needs. Liquid assets consist of cash and due from banks, federal funds sold, interest-bearing deposits with other banks, mortgage loans held for sale and investment securities maturing in one year or less. The following table shows these liquidity sources, minus short-term borrowings, as of September 30, 2009 compared to December 31, 2008:

	September 30, 2009	December 31, 2008
(dollars in thousands)
Cash and due from banks	$8,504	$3,625
Interest-bearing deposits with other banks	1,938	368
Federal funds sold	3,000	—
Mortgage loans held for sale	1,667	—
Investment securities maturing or repricing in one year or less	31,368	31,156

	46,477	35,149
Less short-term borrowings	19,802	16,671

Net liquidity position	$26,675	$18,478

As a percent of total assets	5.2%	3.9%

Short-term borrowings include the portion of long-term debt that matures within the next twelve months.

The Bank has the ability to borrow from the Federal Home Loan Bank of Pittsburgh with the maximum borrowing capacity at September 30, 2009 of $78 million with an available balance of $50 million. Other sources of liquidity are cash flows from regularly scheduled and prepayments of loans, sales or maturities in the investment portfolio, sales of residential mortgages in the secondary market, operating income, deposit growth and access to the discount window of the Federal Reserve Bank of Philadelphia. The Consolidated Statement of Cash Flows specifically details the contribution of each source.

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

Risk Elements

The table below presents information concerning nonperforming assets including nonaccrual loans and loans 90 days or more past due at September 30, 2009 and December 31, 2008. A loan is classified as nonaccrual when, in the opinion of management, there are doubts about collectability of interest and principal. At the time the accrual of interest is discontinued, future income is recognized only when cash is received. Impaired loans are accounted for in accordance with U.S. generally accepted accounting principles which governs the accounting by creditors for impairment of a loan regarding income recognition and disclosure.

	September 30, 2009
(In thousands)	Past due 90 days or more	Nonaccrual
Real estate-construction loans	$6	$—
Real estate-mortgage loans	1,631	6,012
Commercial and industrial loans	288	1,641
Installment loans to individuals	26	3
Other loans	—	—

Total	$1,951	$7,656

	December 31, 2008
	Past due 90 days or more	Nonaccrual
Real estate-construction loans	$6	$—
Real estate-mortgage loans	5,823	341
Commercial and industrial loans	11	23
Installment loans to individuals	20	25
Other loans	4	—

Total	$5,864	$389

Interest income of $357,000 would have been recognized on nonaccrual loans during the first three quarters of 2009 if they had been performing in accordance with their original terms.

At September 30, 2009 there were loans classified as impaired of $7,506,000 with a related allowance for loan loss of $1,403,000. The balance of impaired loans at December 31, 2008 was $267,000 with no related allowance for loan loss. The average balance of these loans during 2009 was $7,719,000. Interest of $10,000 was recognized on these loans in 2009. At September 30, 2009 there was $1,897,000 of loans classified as impaired for which there was no related allowance for loan loss. At December 31, 2008 there was $267,000 of loans classified as impaired for which there was no related loan loss.

During the first quarter of 2009, management moved $5,636,000 of commercial real estate loans into nonaccrual status. These loans were past due at December 31, 2008 and our policy dictated that we place them in nonaccrual status due to this delinquency. Borrowers are currently in the process of liquidating assets which we feel will cover all outstanding debt. In addition, we placed a performing borrower’s loans with balances of $1,803,000 in nonaccrual status due to weakened cash flow concerns. This borrower’s payments are current and the principals of this entity have demonstrated the ability to add financial support as needed to maintain the current status of the loans, however in order to remain conservative in our approach to loan review, we felt it appropriate to move these credits to nonaccrual status. In response to these increased delinquency levels and the current recession, management has taken an aggressive approach by instituting an Asset Quality Committee to not only monitor but actively collect all loans as they emerge on past due lists. We believe that this strategy will minimize credit risk and identify potential problems as they appear, allowing our staff to react in an expedient fashion to any collection issues.

The Company continually monitors information upon which the calculation of the appropriate level of the allowance for loan loss is based, adjusting as deemed necessary to provide the best assessment of the allowance. As this recession has proceeded, we have taken recent periods into greater consideration in weighted averages of historical information used for all calculations. The calculation includes many factors including local and national economic indicators along with changes in local real estate values. The Company has never originated or owned option ARM products, subprime loans or any other exotic loan products. We have never offered initial teaser rates on loans. We grant interest-only loans for the acquisition of assets wherein the intended repayment of the loan is from the sale of the asset. Creditworthiness of the borrower is always included in every loan decision. In residential mortgage loans, we generally follow the guidelines for origination of loans to be sold in the secondary market. We make exceptions to those guidelines for physical description of the property since we are located in a rural area and some of our customers have their homes on property which are more acres than allowed by Freddie Mac. In addition, we have granted jumbo residential mortgages to customers for values in excess of the saleable limits, still following all other guidelines. We generally require loan-to-value ratios of at up to 80% but do offer residential mortgages to borrowers on up to 90% loan-to-value where the borrower secures mortgage insurance. Commercial real estate loans are granted for up to an 80% loan-to-value ratio. In the past year, we strived to attain loan-to-value ratios with a maximum of closer to 75% as the maximum ratio acceptable. We always use qualified outside appraisers to calculate these valuations. Appraisals are performed upon origination of real estate loans and are updated when management is concerned due to delinquency levels, market conditions or the visible condition of the collateral. We do not allow for monthly payments less than the interest accrued on the loan. Our local real estate values have not been affected the same as nationally publicized declines in value. We have generally seen flat valuations on residential properties with a few valuations declining by up to 10%. Wayne and Pike Counties in Pennsylvania, our primary lending area for residential mortgages, has continued to be an attractive location for home ownership and has not had the same declines in value as seen in nearby Monroe County.

Management believes the level of the allowance for loan losses at September 30, 2009 is adequate to cover probable losses inherent in the loan portfolio. The relationship between the allowance for loan losses and outstanding loans is a function of the credit quality and known risk attributed to the loan portfolio. The on-going loan review program, along with management analysis, is used to determine the adequacy of the allowance for loan losses. Following is an analysis of transactions within the allowance for the first three quarters of each year presented:

SUMMARY OF LOAN LOSS EXPERIENCE

	2009	2008
Balance at January 1,	$5,416	$5,392
Charge-offs:
Commercial, financial and agricultural	58	28
Real estate-construction	—	—
Real estate-mortgage	67	642
Installment loans to individuals	151	117

Total charge-offs	276	787

Recoveries:
Commercial, financial and agricultural	—	5
Real estate-construction	—	—
Real estate-mortgage	4	—
Installment loans to individuals	40	55

Total recoveries	44	60

Net charge-offs	232	727
Additions charged to operations	900	580

Balance at September 30,	$6,084	$5,245

Ratio of net charge-offs during the period to average loans outstanding during the period	.06%	.20%

Allowance for loan loss as a % of loans outstanding	1.50%	1.41%

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

Statement of Interest Sensitivity Gap

	90 days or less	>90 days but < 1 year	1 - 5 years	>5 years	Total
Assets:
Interest-bearing deposits in other banks and federal funds sold	$4,938	$—	$—	$—	$4,938
Mortgage loans held for sale	1,667	—	—	—	1,667
Investment securities available for sale (5)	21,450	9,918	13,536	25,691	70,595
Loans (1) (4)	86,728	111,982	116,441	83,228	398,379

Rate sensitive assets	$114,783	$121,900	$129,977	$108,919	$475,579

Liabilities:
Interest-bearing deposits:
Interest-bearing demand (2)	$4,443	$13,883	$37,206	$—	$55,532
Money market (3)	6,467	19,022	12,555	—	38,044
Savings (2)	2,962	9,255	24,805	—	37,022
Time deposits	83,358	118,099	46,546	—	248,003
Short-term borrowings	13,802	—	—	—	13,802
Other borrowings	3,450	4,380	11,655	8,367	27,852

Rate sensitive liabilities	$114,482	$164,639	$132,767	$8,367	$420,255

Interest sensitivity gap	$301	$(42,739)	$(2,790)	$100,552	$55,324
Cumulative gap	$301	$(42,438)	$(45,228)	$55,324
Cumulative gap to total assets	0.06%	(8.25%)	(8.79%)	10.76%

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
(5)

Investments are included in the earlier period in which interest rates are next scheduled to adjust or in which they are due. Included are U.S. Government Agency step-up bonds characterized by having tiered interest rates over their life. Due to this feature these securities have been reallocated from their maturity date to their next step-up date. The specific impact of this policy by timeframe is as follows: “>90 days but < 1 year” increased $8,016, “1-5 years” decreased $4,518 and “>5 years” decreased $3,498. In addition, municipal bonds and corporate bonds with market values of $4,000 and $1,230, respectively, have been reallocated from the “>5 year” category to “90 days or less” because they are variable interest rate bonds, some of which have a 7 day put feature. A corporate bond with a market value of $244 was reallocated from “1—5 years” to “90 days or less” because the interest rate reprices quarterly.

As this report shows, the Company was liability sensitive in the one year period at September 30, 2009 with many of the higher costing liabilities maturing or repricing before assets in this timeframe. With the only possibility as we see it, that interest rates will increase, this position suggests that interest margins will improve slightly as the liabilities will reprice to current rates which will be at lower rates than their origination rates.

The second report used to monitor interest rate risk is the Interest Rate Shock Analysis. This tool attempts to determine the affect on income of various shifts in the interest rate environment. In particular, a shift of 200 basis points, or 2% in interest rates, is the industry standard. Given a downward shift of 200 basis points, net interest income would decrease by $601,000 or 3.7% while net income would decrease $414,000 or 9.5%. We do not believe that a downward shift of rates of this magnitude is possible since the market federal funds sold rate is between 0% and .25% now, however the results of a potential shift of 200 basis points in either direction are within internal policy guidelines. If the results were not tolerable, our policy would determine that management should reallocate the balance sheet in order to maintain compliance with the policy. If interest rates were to immediately increase by 200 basis points, the economic value of equity (EVE) would decrease by $5,643,000 or 10.1%, which is within our policy guidelines. The economic value of equity is sometimes referred to as the present value of equity and is presented as one more statistic to monitor in managing interest rate risk.

Interest Rate Shock Analysis

ANALYSIS OF SENSITIVITY TO CHANGES IN MARKET INTEREST RATES

	100 basis points				200 basis points
	Up		Down		Up		Down
	Amount	%	Amount	%	Amount	%	Amount	%
Net interest income	$(48)	-0.30%	$(37)	-0.22%	$(191)	-1.17%	$(601)	-3.66%
Net income	$(20)	-0.46%	$(36)	-0.83%	$(103)	-2.37%	$(414)	-9.49%
EVE	$(2,426)	-4.34%	$3,394	6.08%	$(5,643)	-10.10%	$7,477	13.39%

CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

As of September 30, 2009 an evaluation was performed under the supervision and with the participation of the Company’s management, including the CEO and CFO, on the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the Company’s management, including the CEO and CFO, concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2009. There have been no significant changes in the Company’s internal controls over financial reporting or in other factors that could significantly affect internal controls during the quarter.

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

Form 8K – Report on October 20, 2009 – News Release of Registrant

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

DIMECO, INC.

Date: November 13, 2009	By:	/s/ Gary C. Beilman
Gary C. Beilman
President and Chief Executive Officer

Date: November 13, 2009	By:	/s/ Maureen H. Beilman
Maureen H. Beilman
Chief Financial Officer