Form 10-K
period 2009-12-31
DIMECO INC
filed 2010-03-18
CIK 898037

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2009

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

Indicate by check mark whether the registrant: (l) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☐  YES    ☒  NO

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    ☐  YES    ☐  NO

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    ☐  YES    ☒  NO

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was approximately $47 million as of June 30, 2009 based on the last sale ($36.30 per share) reported on the OTC Bulletin Board as of that date. Solely for purposes of this calculation, the term “affiliate” refers to all directors and executive officers of the registrant and all stockholders beneficially owning more than 5% of the registrant’s common stock.

As of February 26, 2010, there were issued and outstanding 1,578,528 shares of the registrant’s common stock.

DOCUMENTS INCORPORATED BY REFERENCE

1.	Portions of the Registrant’s Annual Report to Stockholders for the fiscal year ended December 31, 2009. (Part II)
2.	Portions of the Registrant’s definitive Proxy Statement for the 2010 Annual Meeting of Shareholders. (Part III)

DIMECO, INC.

ANNUAL REPORT ON FORM 10-K

for the fiscal year ended December 31, 2009

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

Item 1. Business

General

The Company, a Pennsylvania corporation, is a bank holding company headquartered in Honesdale, Pennsylvania. At December 31, 2009, the Company had total consolidated assets, deposits and stockholders’ equity of approximately $531 million, $443 million and $47 million, respectively. The Company’s principal business is to serve as a holding company for its wholly-owned subsidiary, The Dime Bank (the “Bank”).

The Bank is a Pennsylvania-chartered commercial bank, originally organized in 1905. The Bank provides a comprehensive range of lending, depository and financial services to individuals and small to medium-sized businesses. The Bank’s deposit services range from traditional time, demand, and savings deposit accounts to sophisticated cash management products, including electronic banking and commercial sweep accounts. The Bank’s lending services include secured and unsecured commercial, real estate and consumer loans. The Bank also operates a trust department and an investment department which had $88 million in client assets under management at December 31, 2009. The Bank conducts business from six branch offices, located in Honesdale, Hawley, Damascus, Greentown and Dingmans Ferry, Pennsylvania, as well as maintaining two off-site ATM machines each located in Honesdale and Hawley, Pennsylvania and an Operations Center in Honesdale, Pennsylvania. The Bank’s Lake Region office in Hawley, Pennsylvania also serves as the office for the Bank’s trust and investments departments. The Bank maintains a website at www.thedimebank.com. Information on our website should not be treated as part of this Annual Report on Form 10-K.

The Bank has a 100% owned subsidiary, TDB Insurance Services, LLC in order to offer title insurance services in conjunction with the Bank’s lending function.

Competition

The Bank is one of many financial institutions serving its principal market area, which includes Wayne and Pike Counties, Pennsylvania and Sullivan County, New York. Such market areas are approximately 90 miles west of New York City. Pike County, Pennsylvania is one of the fastest growing counties in Pennsylvania. The competition for deposit products comes primarily from other insured financial institutions such as commercial banks, thrift institutions, credit unions, and multi-state regional banks in the Company’s market area. Based on data compiled by the FDIC as of June 30, 2009 (the latest date for which such information is available), the Bank had the largest share of FDIC-insured deposits in Wayne County with approximately 25% and the second largest share of FDIC-insured deposits in Pike County with approximately 17%. This data does not reflect deposits held by credit unions with which the Bank also competes. Deposit competition also includes a number of insurance products sold by local agents and investment products, such as mutual funds and other securities sold by local and regional brokers. Loan competition varies depending upon market conditions and comes from other insured financial institutions such as commercial banks, thrift institutions, credit unions, multi-state regional banks, and mortgage brokers.

Lending Activities

General. The principal lending activity of the Bank is the origination of commercial real estate loans, residential mortgage loans, commercial and industrial loans, installment loans, and, to a lesser extent, construction and development loans, home equity loans, and agricultural loans. Generally, loans are originated in the Company’s primary market area of Pike and Wayne Counties, Pennsylvania and Sullivan County, New York. The majority of the Bank’s borrowers are located in these counties and would be expected to be affected by economic and other conditions in this area. In addition, at December 31, 2009, the Company had $110 million of loans granted to summer camps and recreational facilities in the northeastern United States. This amount of loans constituted approximately 27% of the loan portfolio. The Company does not believe that there are any other concentrations of loans or borrowers exceeding 10% of total loans.

Analysis of Loan Portfolio. Set forth below is selected data relating to the composition of the Bank’s loan portfolio by type of loan on the dates indicated. Prior period information has been reclassified to agree with current year presentation.

	At December 31,
	2009		2008		2007		2006		2005
(Dollars in thousands)	$	%	$	%	$	%	$	%	$	%

Loans secured by real estate:
Construction and development	$16,286	4.0%	$13,403	3.5%	$8,385	2.4%	$3,733	1.2%	$3,771	1.3%
Mortgage loans secured by farmland	1,684	0.4%	1,804	0.5%	1,869	0.5%	1,775	0.6%	1,879	0.7%
Commercial loans secured by non-farm, non-residential properties	243,014	59.3%	217,378	57.2%	198,323	57.5%	170,910	56.0%	157,076	55.4%
Secured by 1-4 family residential properties:
Home equity lines of credit	8,657	2.1%	6,342	1.7%	4,718	1.4%	4,218	1.4%	2,535	0.9%
Mortgage loans	76,193	18.6%	75,715	19.9%	69,242	20.1%	64,188	21.0%	54,682	19.2%
Commercial and industrial loans	42,502	10.4%	42,396	11.1%	39,337	11.4%	38,502	12.0%	41,289	19.2%
Installment loans	12,869	3.1%	14,750	3.9%	15,656	4.5%	16,258	5.3%	17,895	6.3%
Other loans:
Agriculture	1,426	0.3%	694	0.2%	879	0.3%	1,132	0.4%	858	0.3%
Other	7,381	1.8%	7,725	2.0%	6,349	1.9%	4,575	1.5%	3,577	1.3%

Total loans	$410,012	100.0%	$380,207	100.0%	$344,758	100.0%	$305,291	100.0%	$283,562	100.0%

Loans held for sale	$—		—		$—		$—		$211

Loan Maturities. The following table sets forth the maturities for selected categories of the Bank’s loan portfolio at December 31, 2009. The table does not include prepayments or scheduled principal repayments. All loans are shown as maturing based on contractual maturities. Demand loans and loans having no stated maturity are shown as due within one year.

(In thousands)	Due within 1 year	Due after 1 through 5 years	Due after 5 years	Total

Commercial & agricultural real estate	$22,380	$8,480	$213,838	$244,698
Commercial & industrial, and agricultural	18,899	11,549	13,480	43,928
Construction and development	6,597	3,651	6,038	16,286

Total	$47,876	$23,680	$233,356	$304,912

The following table sets forth the dollar amount as of December 31, 2009 of selected categories of the Company’s loans due more than one year after December 31, 2009, which are based upon fixed interest rates or floating or adjustable interest rates.

(In thousands)	Fixed Rates	Variable Rates	Total

Commercial & agricultural real estate	$7,377	$214,941	$222,318
Commercial & industrial, and agricultural	12,688	12,341	25,029
Construction and development	1,969	7,720	9,689

Total	$22,034	$235,002	$257,036

Construction and Development Loans. The Bank’s construction lending has primarily involved lending for commercial construction projects and for single-family residences. All loans for the construction of speculative sale homes have a loan to value ratio of not more than 80%. For both commercial and single-family projects loan proceeds are disbursed during the construction phase according to a draw schedule based on the stage of completion. Construction projects are inspected by contracted inspectors or bank personnel. Construction loans are underwritten on the basis of the estimated value of the property as completed. For commercial projects, the Bank typically provides the permanent financing after the construction period, as a commercial mortgage.

The Bank also originates loans for the development of raw land. Development loans have a term of up to three years. Development loans granted to developers may have an interest only period during development. Development loans have a loan-to-value ratio not exceeding 75%. The Bank may expand its lending on raw land, as market conditions allow, to qualified borrowers experienced in the development and sale of raw land.

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

Commercial Real Estate and Farmland Loans. The commercial real estate loan portfolio consists of loans secured primarily by children’s recreational summer camps, retail stores, restaurants, resorts, investment real estate, stone quarries and manufacturing facilities. The Bank also makes loans secured by farmland. Loans secured by commercial property or farmland may be originated in amounts up to 80% of the lower of the appraised value or purchase price, for a maximum term of 20 years. The Bank has a concentration of commercial real estate loans that are secured by summer camps and recreational facilities for children in the northeastern United States; these loans are generally adjustable-rate loans, with terms of up to 20 years, with the rate tied to the prime interest rate. At December 31, 2009, $110 million of the loan portfolio consisted of loans to these summer camps and recreational facilities for children. These loans increased over 13% when compared to the year ended December 31, 2008, due to the Bank establishing new camp relationships, while continuing to serve the needs of existing camp customers.

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

Residential Real Estate Loans. The residential real estate portfolio consists of owner-occupied 1-4 family residential mortgage loans. The Bank generally originates 1-4 family residential mortgage loans in amounts of up to 80% of the appraised value of the mortgaged property without requiring mortgage insurance. The Bank will originate residential mortgage loans in amounts up to 95% of the appraised value of a mortgaged property, however, mortgage insurance is required for any loan amount in excess of 80% of appraised value. In addition, the Bank participates in special residential loan programs through various state and federal agencies which provide first-time home buyers the ability to finance up to 100% of the property value; these loans are guaranteed by those various federal and state agencies. The Bank offers residential fixed-rate loans and adjustable-rate loans with a 15 to 30 year amortization period. Interest rates for adjustable-rate loans for residences adjust every 1 to 3 years based upon rates on U.S. Treasury bills and notes. Interest rate adjustments on such loans are generally limited to two percentage points during any adjustment period and six percentage points over the life of the loan. These loans are originated for retention in the portfolio. The Bank does not use introductory “teaser” rates on adjustable-rate mortgages nor have they originated “interest-only” mortgages.

Fixed-rate loans are generally underwritten in accordance with Freddie Mac guidelines. Currently, loans underwritten in accordance with Freddie Mac guidelines are generally sold in the secondary market. However, the number of saleable loans could vary materially as a result of market conditions. Fixed-rate loans which are held in portfolio are underwritten in accordance with Freddie Mac credit guidelines but occasionally may not conform in relation to loan amount or property guidelines. Since we are located in a rural area, many homes are on properties with more acreage then permitted by Freddie Mac underwriting guidelines. At December 31, 2009, $37 million of the Bank’s residential real estate loan portfolio consisted of long-term, fixed-rate first mortgage loans.

Substantially all of the 1-4 family mortgages include “due on sale” clauses, which are provisions giving the Bank the right to declare a loan immediately payable if the borrower sells or otherwise transfers an interest in the property to a third party.

Property appraisals on real estate securing 1-4 family residential loans are made by appraisers approved by the Loan Committee. Appraisals are performed in accordance with applicable regulations and policies. The Bank obtains title insurance policies on most first mortgage real estate loans originated.

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

Installment Loans. The installment loan portfolio includes various types of secured and unsecured consumer loans including automobile, education, and recreational vehicle loans. The Bank originates loans directly and indirectly through local automobile and recreational vehicle dealerships. These loans generally have terms of 1 to 5 years, generally at fixed rates of interest. The interest rates range between 2% for loans that are secured by deposits to 15% for loans that are unsecured, with an average interest rate of approximately 9%. The installment loan portfolio includes approximately $7 million of new and used automobile and recreational vehicle loans. These loans are originated in amounts up to 90% of the purchase price of the vehicle.

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

Loans Held For Sale. The Bank holds as available for sale certain residential mortgage loans. These loans conform to Freddie Mac guidelines and are readily saleable in the secondary market. The Bank services such loans and is generally not liable for these loans, since they are sold on a non-recourse basis. At December 31, 2009, we had no loans classified as held for sale.

Loan Solicitation and Processing. Loans are derived from a number of sources. Installment loans are primarily solicited through advertising and existing customers and referrals from automobile dealers. Residential mortgage loans are generally derived from advertising, walk-in customers and referrals by realtors, depositors, and borrowers. Commercial real estate loans and commercial and industrial loans are generally obtained through existing relationships with borrowers.

The Bank has established various lending limits for its officers and also maintains a Loan Committee. The Loan Committee is comprised of the President, Senior Lending Officer and other Bank officers. The Loan Committee has the authority to approve all loans up to $500,000. Requests in excess of this limit must be submitted to the Board of Directors’ Loan Committee or the entire Board for approval. Additionally, the President and Senior Lending Officer each has the authority to approve secured loans up to $200,000, and unsecured loans up to $100,000. Loan officers generally have the authority to approve secured loans between $30,000 and $150,000 and unsecured loans between $15,000 and $50,000. Notwithstanding individual lending authority, certain loan policy exceptions must be submitted to the Loan Committee for approval.

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

Loan Commitments. The Bank generally grants commitments to fund fixed-rate and adjustable-rate, single-family mortgage loans for periods of 30 days at a specified term and interest rate. The total amount of its commitments to extend credit as of December 31, 2009, was $2 million.

Nonperforming Assets

The following table identifies nonperforming loans including nonaccrual loans and past due loans which were accruing but contractually past due 90 days or more and restructured loans. Restructured loans are those which terms have been renegotiated to provide a reduction or deferral of principal or interest as a result of the deteriorating position of the borrower and constitute troubled debt restructurings under ASC Topic 310, Receivables. At December 31, 2009, the Bank had $7,418,000 of impaired loans within the definition of ASC Topic 310.

	At December 31,
(in thousands)	2009	2008	2007	2006	2005
Loans accounted for on a non-accrual basis:
Real estate-construction loans	$—	$—	$—	$—	$—
Real estate-mortgage loans	5,966	341	443	366	487
Commercial and industrial loans	1,524	23	116	—	—
Installment loans to individuals	32	25	13	45	39
Other loans	—	—	—	15	—

`Total	$7,522	$389	$572	$426	$526

Accruing loans which are contractually past due 90 days or more:
Real estate-construction loans	$6	$6	$—	$—	$—
Real estate-mortgage loans	1,988	5,823	509	184	209
Commercial and industrial loans	67	11	50	99	11
Installment loans to individuals	61	20	1	7	59
Other loans	30	4	—	—	—

Total	$2,152	$5,864	$560	$290	$279

Restructured loans	46	48	83	—	—

Total nonperforming loans	9,720	6,301	1,215	716	805
Other real estate owned	389	1,955	—	—	—
Repossessed assets	6	164	4	7	—

Total non-performing assets	$10,115	$8,420	$1,219	$723	$805

Interest income of $463,000 would have been recognized on nonaccrual loans during 2009 if they had been performing in accordance with their original terms. We recognized no income on such loans during 2009. No interest was foregone on restructured loans in 2009.

The primary reason for the increase in nonperforming loans during the year ended December 31, 2009 was the non-accrual classification of $5,667,000 in commercial real estate loans which accounted for 75% of the total non-accrual loans. Included in those loans were $4,608,000 categorized as 90 days past due and accruing at December 31, 2008. These loans are well secured by real estate, with loan to value ratios below our required standards. Management does not believe that we have any one loan that would require a material charge to the allowance for loan losses. In addition, we placed performing loans with the aggregate balance of $1,751,000 as non-accrual due to weakened cash flow concern of the borrower.

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

The following table sets forth the Bank’s classified assets in accordance with its classification system:

	At December 31,
(In thousands)	2009	2008	2007	2006	2005

Special mention	$12,029	$18,281	$11,990	$8,955	$5,685
Substandard	23,308	18,359	7,889	6,964	1,831
Doubtful	1,774	2,032	2,561	965	1,049
Loss	—	—	—	—	—

Total	$37,111	$38,672	$22,440	$16,884	$8,565

Potential Problem Loans. As of December 31, 2009, there were no loans other than those disclosed as non-performing or classified assets, where known information about possible credit problems of borrowers caused management to have serious doubts as to the ability of such borrowers to comply with the present loan repayment terms.

Allowance for Loan Losses

For a description of the Company’s methodology for determining the allowance for loan losses, see Note 1 of the Notes to Consolidated Financial Statements. For information on charge-off and recovery activity in the Allowance for Loan Losses, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Allowance for Loan Losses” in the Annual Report to Shareholders for the year ended December 31, 2009 which is filed as Exhibit 13 to this Annual Report on Form 10-K and incorporated herein by reference.

The allowance for loan losses increased 15.5% from December 31, 2008 to December 31, 2009 with several factors contributing to the change. The allowance for loan losses is made up of various components including: historical loss ratios for rated loans (loans subject to individual evaluations), historical loss ratios for homogeneous loans, and external environmental factors such as trends in volume, trends in delinquencies, classified loans and charge-offs, local and national economic factors, changes in management and loan policies, loan concentrations, etc. Contributing to increases in our allowance for loan losses were an increase in the historical charge-off loans and deteriorating external economic factors. During 2009 management took a very conservative approach to evaluating loans subject to individual reviews in light of current economic conditions within the banking industry. Impaired loans, which are identified independently of the above categories, increased by $7 million from less than $1 million while $2 million of such loans continued to perform without delinquencies. While management has been diligent in its underwriting of loans and generally requires real estate collateral on these risk rated loans, we believe it was appropriate to review these loans on a conservative basis. The increase in the allowance for loan losses relating to impaired loans amounted to $1.3 million. External economic factors also contributed to an increase of the allowance for loan losses amounting to $.5 million. Offsetting these increasing components were declines relating to lower balances in higher rated loans. The portion of the calculation that deals with historical loss includes analysis of all losses incurred over the past three years, tracking the rating of each in order to determine the percentage of loans in each loan review rating that have resulted in a loss to the Company, weighting the most recent years heavier than the oldest year in the calculation.

The allowance for loan losses is based on significant estimates and management evaluates the allowance for loan losses based on an appropriate range as opposed to an absolute amount. Management believes the allowance for loan losses is in an acceptable range at December 31, 2009 and will continue to actively monitor current events and trends in their analysis.

The following table presents a breakdown by loan category of the allowance for loan losses:

	At December 31,

	2009		2008		2007		2006		2005

(Dollars in thousands)	Amount	Percent of Loans to Total Loans	Amount	Percent of Loans to Total Loans	Amount	Percent of Loans to Total Loans	Amount	Percent of Loans to Total Loans	Amount	Percent of Loans to Total Loans

Commercial and industrial, and agricultural	$626	12.5%	$1,263	13.4%	$1,916	13.5%	$798	14.5%	$604	16.1%
Construction and Development	—	4.0%	—	3.5%	—	2.4%	—	1.2%	—	1.3%
Mortgage	5,456	80.4%	3,980	79.2%	3,270	79.6%	3,433	79.0%	3,079	76.1%
Installment	171	3.1%	173	3.9%	206	4.5%	238	5.4%	290	6.5%

Total	$6,253	100.0%	$5,416	100.0%	$5,392	100.0%	$4,469	100.0%	$3,973	100.0%

Investment Activities

The Bank is required by federal banking regulators to maintain an adequate level of liquid assets which may be invested in specified short-term securities and certain other investments. The level of liquid assets varies depending upon several factors, including: (i) the yields on investment alternatives, (ii) management’s judgment as to the attractiveness of the yields then available in relation to other opportunities, (iii) expectation of future yield levels, and (iv) management’s projections as to the short-term demand for funds to be used in loan origination and other activities. Investment securities are classified at the time of purchase, based upon management’s intentions and abilities, as securities held to maturity or securities available for sale. Management has for several years maintained all current investment purchases in the available for sale category in order to have the ability to liquidate the investment with no accounting ramifications. It is not our intent to sell these securities, we do expect to hold them until maturity, but have classified them as available for sale in order to have the ability to sell them if the need arises without accounting reclassification. Debt securities classified as held to maturity would be those which management purchased with the intent and ability to hold to maturity and would be stated at cost and adjusted for amortization of premium and accretion of discount, computed using the interest method and recognized as adjustments of interest income. Equity securities which consist of investments in stock of various financial services companies are classified as available for sale when purchased.

Current regulatory and accounting guidelines regarding investment securities (including mortgage-backed securities) require the Bank to categorize securities as held to maturity, available for sale or trading. As of December 31, 2009, the Bank had no securities classified as held to maturity and had securities in the amount of $74 million classified as available for sale with no securities classified as trading. Securities classified as available for sale are reported for financial reporting purposes at the fair market value with net changes in the market value from period to period included as a separate component of stockholders’ equity, net of income taxes. At December 31, 2009, the Bank securities available for sale had an amortized cost of $73 million and market value of $74 million. Changes in market value in the Bank’s available for sale portfolio reflect normal market conditions and vary, either positively or negatively, based primarily on changes in general levels of market interest rates relative to the yields of the portfolio. Changes in the market value of securities available for sale do not affect the Company’s income. In addition, changes in the market value of securities available for sale do not affect the Bank’s regulatory capital requirements or its loan-to-one borrower limit.

At December 31, 2009, the Company’s investment portfolio policy allowed investments in instruments such as: (i) U.S. Treasury obligations; (ii) U.S. federal agency or federally sponsored agency obligations; (iii) obligations of state and political subdivisions; (iv) mortgage-backed securities; (v) banker’s acceptances; (vi) certificates of deposit; (vii) equity securities and (viii) investment grade corporate bonds and commercial paper. The Board of Directors may authorize additional investments. The Company does not have any investments in subprime mortgage-backed securities or collateralized debt obligations.

Management evaluates securities in the investment portfolio for other than temporary impairment in accordance with ASC Topic 320, Investments, Debt and Equity Securities. Securities are periodically reviewed for other-than-temporary impairment based upon a number of factors, including, but not limited to, the length of time and extent to which the market value has been less than cost, the financial condition of the underlying issuer, the ability of the issuer to meet contractual obligations, the likelihood of the security’s ability to recover any decline in its market value, and management’s intent and ability to hold the security for a period of time sufficient to allow for a recovery in market value. Among the factors that are considered in determining management’s intent and ability is a review of the Company’s capital adequacy, interest rate risk position, and liquidity. The assessment of a security’s ability to recover any decline in market value, the ability of the issuer to meet contractual obligations, and management’s intent and ability requires considerable judgment. A decline in value that is considered to be other than temporary is recorded as a loss within noninterest income in the Consolidated Statement of Income.

Investment Portfolio. The following table sets forth the carrying value of the investment securities portfolio at the dates indicated.

	At December 31,
(In thousands)	2009	2008	2007

Available-for-Sale:
U.S. Government agency securities	$22,120	$10,552	$8,006
Mortgage-backed securities	4,305	3,743	4,092
Obligations of state and political subdivisions	27,088	22,392	13,782
Corporate securities	6,636	8,034	3,651
Commercial paper	13,045	20,463	36,845
Equity securities	434	416	363

Total	$73,628	$65,600	$66,739

Investment Portfolio Maturities. The following table sets forth certain information regarding the carrying values, weighted average yields and maturities of the Registrant’s investment and mortgage-backed securities portfolio at December 31, 2009. The following table does not take into consideration the effects of scheduled repayments of mortgage-backed securities or the effects of possible prepayments. Securities held in the available for sale category are carried at their market value.

	At December 31, 2009

	One Year or Less		One to Five Years		Five to Ten Years		More Than Ten Years		Total Investment Securities

(Dollars in thousands)	Carrying Value	Average Yield(1)	Carrying Value	Average Yield(1)	Carrying Value	Average Yield(1)	Carrying Value	Average Yield(1)	Carrying Value	Average Yield(1)	Market Value

Available for Sale:
U.S. Government agencies	$3,959	1.87%	$8,215	2.75%	$4,222	4.57%	$5,724	4.83%	$22,120	3.48%	$22,120
Mortgage-backed securities	779	5.15%	1,193	4.81%	612	4.60%	1,721	4.61%	4,305	4.76%	4,305
Obligations of state and political subdivisions	407	3.79%	3,838	3.86%	4,198	4.24%	18,645	3.92%	27,088	3.96%	27,088
Corporate securities	1,025	6.38%	3,264	6.93%	1,117	7.78%	1,230.50%		6,636	5.70%	6,636
Commercial paper	13,045.56%		—	—%	—	—%	—	—%	13,045.56%		13,045
Equity securities	—	—%	—	—%	—	—%	434	1.72%	434	1.72%	434

Total	$19,215	1.38%	$16,510	3.94%	$10,149	4.74%	$27,754	3.95%	$73,628	3.38%	$73,628

(1)	Weighted average yields have been computed on a taxable equivalent basis assuming a federal income tax rate of 34%.

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

Deposits. The Bank offers a variety of deposit accounts, although a majority of deposits are in fixed-term, market-rate certificate of deposit accounts. Deposit account terms vary, primarily as to the required minimum balance amount, the amount of time that the funds must remain on deposit and the applicable interest rate. In 2004, the Bank joined the Promontory Interfinancial Network, gaining the ability to offer customers certificates of deposit with FDIC insurance coverage up to $50 million through its Certificate of Deposit Account Registry Service (“CDARS”). Our customers’ funds are reciprocated in the network with funds from other banks, with no bank having total customer deposits at the current maximum FDIC coverage limit of $250,000. The Bank is the only point of contact for the customer. For this service, CDARS charges a fee of between 2.25 and 30 basis points depending on the size/term of the deposit. Any deposits placed through this network are classified as brokered certificates of deposit. The Bank had $6 million of deposits in the program at December 31, 2009.

Jumbo Certificates of Deposit. The following table shows the amount (in thousands) of the Bank’s certificates of deposit of $100,000 or more by time remaining until maturity as of December 31, 2009:

Maturity Period	Certificates of Deposit
Three months or less	$48,012
Four through six months	29,236
Seven through twelve months	42,189
Over twelve months	16,184

Total	$135,621

Borrowings. The Bank may obtain advances from the Federal Home Loan Bank (“FHLB”) of Pittsburgh to supplement its supply of lendable funds. Advances from the FHLB of Pittsburgh are typically secured by a pledge of the Bank’s stock in the FHLB of Pittsburgh and a portion of the Bank’s first mortgage loans and certain other assets. Each FHLB credit program has its own interest rate, which may be fixed or variable, and range of maturities. The Bank, if the need arises, may also access the Federal Reserve Bank discount window to supplement its supply of lendable funds and to meet deposit withdrawal requirements. The Bank has offered securities sold with agreements to repurchase to larger commercial customers and had balances of $11 million at December 31, 2009. These arrangements are not deposits within the definition of the FDIC and therefore do not qualify for FDIC insurance. To collateralize these liabilities, the Bank has pledged securities with amortized cost and market value of $15 million at December 31, 2009.

The following table sets forth information concerning short-term borrowings, which consist primarily of securities sold under agreements to repurchase during the periods indicated.

	At or For the Years Ended December 31,
(Dollars in thousands)	2009	2008	2007

Average outstanding	$15,488	$15,626	$13,537
Maximum amount outstanding at any month-end during the year	21,003	19,454	19,165
Weighted average interest rate during the year	0.79%	1.51%	2.58%
Total short-term borrowings at year end	$10,974	$16,671	$8,210
Weighted average interest rate at year end	0.65%	0.83%	2.22%

Trust and Financial Services Activities

The Bank operates a Trust Department and an Investment Department. These departments provide estate planning, investment management and financial planning to customers. At December 31, 2009, the Bank had $88 million of assets under management, of which $285 thousand is non-discretionary with no investment authority.

Personnel

As of December 31, 2009, the Company had 113 full-time employees and 19 part-time employees. The employees are not represented by a collective bargaining unit. The Company believes its relationship with its employees to be satisfactory.

SUPERVISION AND REGULATION

Set forth below is a brief description of certain laws which relate to the regulation and supervision of the Company and the Bank. The description does not purport to be complete and is qualified in its entirety by reference to applicable laws and regulations.

Regulation of the Company

General. As a bank holding company under the Bank Holding Company Act of 1956, as amended, the Company is subject to regulation, supervision and examination by the Board of Governors of the Federal Reserve System (the “Federal Reserve”) and by the Pennsylvania Department of Banking. The Company is required to file annually a report of its operations with the Federal Reserve and the Pennsylvania Department of Banking. This regulation and oversight is generally intended to ensure that the Company limits its activities to those allowed by law and that it operates in a safe and sound manner without endangering the financial health of the Bank.

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

Federal Deposit Insurance. The Bank’s deposits are insured to applicable limits by the FDIC. The maximum deposit insurance amount has been increased from $100,000 to $250,000 until December 31, 2013. On October 13, 2008, the FDIC established a Temporary Liquidity Guarantee Program under which the FDIC fully guarantees all non-interest-bearing transaction accounts until December 31, 2009 (the “Transaction Account Guarantee Program”) and all senior unsecured debt of insured depository institutions or their qualified holding companies issued between October 14, 2008 and June 30, 2009, with the FDIC’s guarantee expiring by June 30, 2012 (the “Debt Guarantee Program”). Senior unsecured debt would include federal funds purchased and certificates of deposit standing to the credit of the bank. After November 12, 2008, institutions that did not opt out of the Programs by December 5, 2008 were assessed at the rate of ten basis points for transaction account balances in excess of $250,000 and at a rate between 50 and 100 basis points of the amount of debt issued. In May, 2009, the Debt Guarantee Program issue end date and the guarantee expiration date were both extended, to October 31, 2009 and December 31, 2012, respectively. Participating holding companies that have not issued FDIC-guaranteed debt prior to April 1, 2009 must apply to remain in the Debt Guarantee Program. Participating institutions will be subject to surcharges for debt issued after that date. Effective October 1, 2009, the Transaction Account Guarantee Program was extended until June 30, 2010, with an increased assessment after December 31, 2009. The Company and the Bank opted out of the Debt Guarantee Program. The Bank did not opt out of the original Transaction Account Guarantee Program but did opt out of its extension.

The FDIC has adopted a risk-based premium system that provides for quarterly assessments based on an insured institution’s ranking in one of four risk categories based on their examination ratings and capital ratios. Well-capitalized institutions with the CAMELS ratings of 1 or 2 are grouped in Risk Category I and, until 2009, were assessed for deposit insurance at an annual rate of between five and seven basis points with the assessment rate for an individual institution determined according to a formula based on a weighted average of the institution’s individual CAMELS component ratings plus either five financial ratios or the average ratings of its long-term debt. Institutions in Risk Categories II, III and IV were assessed at annual rates of 10, 28 and 43 basis points, respectively. Insured depository institutions that were in existence on December 31, 1996 and paid assessments prior to that date (or their successors) were entitled to a one-time credit against future assessments based on their past contributions to the predecessor to the Deposit Insurance Fund. The Bank used its special assessment credit to offset the cost of its deposit insurance premium until the fourth quarter of calendar 2007 when the credit was exhausted.

Pursuant to the Federal Deposit Insurance Reform Act of 2005 (the “Reform Act”), the FDIC is authorized to set the reserve ratio for the Deposit Insurance Fund annually at between 1.15% and 1.5% of estimated insured deposits. Due to recent bank failures, the FDIC determined that the reserve ratio was 1.01% as of June 30, 2008. In accordance with the Reform Act, as amended by the Helping Families Save Their Home Act of 2009, the FDIC has established and implemented a plan to restore the reserve ratio to 1.15% within eight years. For the quarter beginning January 1, 2009, the FDIC raised the base annual assessment rate for institutions in Risk Category I to between 12 and 14 basis points while the base annual assessment rates for institutions in Risk Categories II, III and IV were increased to 17, 35 and 50 basis points, respectively. For the quarter beginning April 1, 2009 the FDIC set the base annual assessment rate for institutions in Risk Category I to between 12 and 16 basis points and the base annual assessment rates for institutions in Risk Categories II, III and IV at 22, 32 and 45 basis points, respectively. An institution’s assessment rate could be lowered by as much as five basis points based on the ratio of its long-term unsecured debt to deposits or, for smaller institutions based on the ratio of certain amounts of Tier 1 capital to adjusted assets. The assessment rate may be adjusted for Risk Category I institutions that have a high level of brokered deposits and have experienced higher levels of asset growth (other than through acquisitions) and could be increased by as much as ten basis points for institutions in Risk Categories II, III and IV whose ratio of brokered deposits to deposits exceeds 10%. Reciprocal deposit arrangements like CDARS® were treated as brokered deposits for Risk Category II, III and IV institutions but not for institutions in Risk Category I. An institution’s base assessment rate would also be increased if an institution’s ratio of secured liabilities (including FHLB advances and repurchase agreements) to deposits exceeds 25%. The maximum adjustment for secured liabilities for institutions in Risk Categories I, II, III and IV would be 8, 11, 16 and 22.5 basis points, respectively, provided that the adjustment may not increase an institution’s base assessment rate by more than 50%.

The FDIC imposed a special assessment equal to five basis points of assets less Tier 1 capital as of June 30, 2009, payable on September 30, 2009, and reserved the right to impose additional special assessments. In November, 2009, instead of imposing additional special assessments, the FDIC amended the assessment regulations to require all insured depository institutions to prepay their estimated risk-based assessments for the fourth quarter of 2009, and for all of 2010, 2011 and 2012 on December 30, 2009. For purposes of estimating the future assessments, each institution’s base assessment rate in effect on September 30, 2009 was used, assuming a 5% annual growth rate in the assessment base and a 3 basis point increase in the assessment rate in 2011 and 2012. The prepaid assessment will be applied against actual quarterly assessments until exhausted. Any funds remaining after June 30, 2013 will be returned to the institution. If the prepayment would impair an institution’s liquidity or otherwise create significant hardship, it may apply for an exemption. Requiring this prepaid assessment does not preclude the FDIC from changing assessment rates or from further revising the risk-based assessment system.

In addition, all FDIC-insured institutions are required to pay assessments to the FDIC to fund interest payments on bonds issued by the Financing Corporation (“FICO”), an agency of the Federal government established to recapitalize the Federal Savings and Loan Insurance Corporation. The FICO assessment rates, which are determined quarterly, averaged .0104% of insured deposits on an annualized basis in fiscal year 2009. These assessments will continue until the FICO bonds mature in 2017.

Regulatory Capital Requirements. The FDIC has promulgated capital adequacy requirements for state-chartered banks that, like the Bank, are not members of the Federal Reserve System. At December 31, 2009, the Bank exceeded all regulatory capital requirements and was classified as “well capitalized.”

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

The Bank is also subject to minimum capital requirements imposed by the Pennsylvania Department of Banking on Pennsylvania-chartered depository institutions. Under the Pennsylvania Department of Banking’s capital regulations, a Pennsylvania bank or savings bank must maintain a minimum leverage ratio of Tier 1 capital (as defined under the FDIC’s capital regulations) to total assets of 4%. In addition, the Pennsylvania Department of Banking has the supervisory discretion to require a higher leverage ratio for any institutions based on the institution’s substandard performance in any of a number of areas. The Bank was in compliance with both the FDIC and the Pennsylvania Department of Banking capital requirements as of December 31, 2009.

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

As a member, it is required to purchase and maintain stock in the Federal Home Loan Bank of Pittsburgh in an amount equal to 4% of its aggregate unpaid residential mortgage loans, home purchase contracts or similar obligations at the beginning of each year and 4.75% of its outstanding advances from the Federal Home Loan Bank. At December 31, 2009, the Bank was in compliance with this requirement.

Federal Reserve System. The Federal Reserve requires all depository institutions to maintain non-interest bearing reserves at specified levels against their transaction accounts (primarily checking and NOW accounts) and non-personal time deposits. The balances maintained to meet the reserve requirements imposed by the Federal Reserve may be used to satisfy the liquidity requirements that are imposed by the Department. At December 31, 2009, the Bank met its reserve requirements.

Loans to One Borrower. Under Pennsylvania law, commercial banks have, subject to certain exemptions, lending limits to one borrower in an amount equal to 15% of the institution’s capital accounts. Pursuant to the national bank parity provisions of the Pennsylvania Banking Code, the Bank may also lend up to the maximum amounts permissible for national banks, which are allowed to make loans to one borrower of up to 25% of capital and surplus in certain circumstances. An institution’s capital account includes the aggregate of all capital, surplus, undivided profits, capital securities and general reserves for loan losses. As of December 31, 2009, the Bank’s loans to one borrower limitation was $7.6 million and the Bank was in compliance with such limitation.

Item 1A. Risk Factors

Not applicable.

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2. Properties

The Company operates from its main office, an operational center, and six branch offices, as described in “Item 1. Business.” All offices are owned except for two branch offices and the Operations Center. The leases have initial terms of between 5-20 years, with renewal options for additional years. The following table sets forth certain information regarding our offices:

	Year Opened	Owned or Leased		Book Value at 12/31/09 (in thousands)
Main Office
820 Church Street Honesdale, PA	1985	Owned		$2,467

Branch Offices
309 Main Avenue Hawley, PA	1988	Owned		$864

Route 371 Damascus, PA	1995	Leased	(1)	$105

Route 507 Greentown, PA	1997	Leased	(2)	$400

Route 739 Dingmans Ferry, PA	2004	Owned		$1,274

99 Welwood Avenue (Route 6) Hawley, PA	2008	Owned		$5,206

Operations Center
120 Sunrise Avenue Honesdale, PA	1998	Leased	(3)	$649
(1)	Lease expires 2015 with 15 year renewal option.
(2)	Lease expires 2012 with 10 year renewal option.
(3)	Lease expires 2013 with a 5 year renewal option.

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

Item  4. [Reserved]

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

(a) Market for Common Equity. The Information relating to the market for Registrant’s common equity and related stockholder matters appears under “Market Prices of Stock/Dividends Paid” in the Registrant’s Annual Report to Shareholders for the fiscal year ended December 31, 2009 (“Annual Report”) which is filed as

Exhibit 13 hereto and is incorporated herein by reference. During the period covered by this report, the Company did not sell any equity securities that were not registered under the Securities Act of 1933.

(b)	Use of Proceeds. Not applicable.

(c)	Issuer Purchases of Equity Securities. Not applicable.

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

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A(T). Controls and Procedures

(a) Disclosure Controls and Procedures. Dimeco, Inc.’s management is responsible for establishing and maintaining effective disclosure controls and procedures, as defined under Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934. As of December 31, 2009, an evaluation was performed under the supervision and with the participation of management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Registrant’s disclosure controls and procedures as of December 31, 2009. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Registrant’s disclosure controls and procedures were effective as of that date in ensuring material information required to be disclosed in this Annual Report on 10-K was recorded, processed, summarized, and reported on a timely basis.

(b) Internal Control Over Financial Reporting. Management’s Report on Internal Control Over Financial Reporting is furnished herein by reference from the Annual Report. Such report is not deemed to be filed for purposes of Section 18 of the Securities Exchange Act of 1934 or otherwise subject to the liabilities of that section. This annual report does not include an attestation report of the Company’s registered pubic accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this Annual Report. There were no changes in the Registrant’s internal control over financial reporting that occurred during the quarter ended December 31, 2009 that have materially affected, or are reasonably likely to materially affect, the Registrant’s internal control over financial reporting.

Item 9B. Other Information

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Other information required under this item is incorporated herein by reference to the Proxy Statement for the 2010 Annual Meeting of Shareholders (the “Proxy Statement”) contained under the sections captioned “Section 16(a) Beneficial Ownership Reporting Compliance,” “Proposal I – Election of Directors,” and “Corporate Governance.”

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

(d)	Securities Authorized for Issuance Under Equity Compensation Plans

Information required by this item is incorporated herein by reference to the section captioned “Equity Compensation Plan Information” of the Proxy Statement.

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

(1) The consolidated balance sheet of Dimeco, Inc. as of December 31, 2009 and 2008 and the related consolidated statements of income, changes in stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2009, together with the related notes and the independent auditors’ report of S.R. Snodgrass, A.C., independent certified public accountants for the three years ended December 31, 2009.

(2) Schedules omitted as they are not applicable.

(3) The following exhibits are included in this Report or incorporated herein by reference:

3(i)	Articles of Incorporation of Dimeco, Inc., as amended *
3(ii)	Amended Bylaws of Dimeco, Inc.
10.1†	2000 Independent Directors Stock Option Plan**
10.2†	2000 Stock Incentive Plan***
10.3†	Form of Salary Continuation Plan for Executive Officers, as amended and restated****
10.4†	Change in Control Severance Agreement with Gary C. Beilman*****
10.5†	Change in Control Severance Agreement with Maureen H. Beilman*****
10.6†	Change in Control Severance Agreement with Peter Bochnovich*****
13	Annual Report to Shareholders for the fiscal year ended December 31, 2009
14	Code of Ethics for Principal Executive Officers and Senior Financial Officers ******
21	Subsidiaries of the Registrant
23	Consent of S.R. Snodgrass, A.C.
31.1	Rule 13a-14(a)/15d-14(a) Certificate
31.2	Rule 13a-14(a)/15d-14(a) Certificate
32	Section 1350 Certification

†	Management contract or compensatory plan or arrangement.
*	Incorporated by reference to the identically numbered exhibit to the Registrant’s Form 10-K for the fiscal year ended December 31, 2004.
**	Incorporated by reference to Exhibit 99.1 to the Registration Statement on Form S-8 (File No. 333-69416) filed with the Commission on September 14, 2002.
***	Incorporated by reference to Exhibit 99.1 to the Registration Statement on Form S-8 (File No. 333-69420) filed with the Commission on September 14, 2002.
****	Incorporated by reference to identically numbered exhibit to the Registrant’s Form 8-K filed July 2, 2007.
*****	Incorporated by reference to identically numbered exhibit to the Registrant’s Form 10-K for the fiscal year ended December 31, 2006.
******	Incorporated by reference to the identically numbered exhibit to the Registrant’s Form 10-KSB for the fiscal year ended December 31, 2003.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

DIMECO, INC.

Dated: March 18, 2010	By:	/s/ Gary C. Beilman
Gary C. Beilman President and Chief Executive Officer (Duly Authorized Representative)

Pursuant to the requirement of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on March 18, 2010 on behalf of the Registrant and in the capacities indicated.

/s/ William E. Schwarz William E. Schwarz Chairman of the Board and Director	/s/ Gary C. Beilman Gary C. Beilman President, Chief Executive Officer and Director (Principal Executive Officer)

/s/ Maureen H. Beilman Maureen H. Beilman Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)	/s/ Robert E. Genirs Robert E. Genirs Director

/s/ Barbara Jean Genzlinger Barbara Jean Genzlinger Director	/s/ John S. Kiesendahl John S. Kiesendahl Vice Chairman of the Board of Directors

/s/ Thomas A. Peifer Thomas A. Peifer Director	/s/ Henry M. Skier Henry M. Skier Director

/s/ John F. Spall John F. Spall Director