Form 10-Q
period 2010-03-31
DIMECO INC
filed 2010-05-14
CIK 898037

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OF 15(D) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

or

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

Yes       No

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

Yes       No X

As of May 1, 2010 the registrant had outstanding 1,596,768 shares of its common stock, par value $.50 share.

Dimeco, Inc.

Dimeco, Inc.

CONSOLIDATED BALANCE SHEET (unaudited)

	March 31, 2010	December 31, 2009
(in thousands)
Assets
Cash and due from banks	$4,839	$3,991
Interest-bearing deposits in other banks	14,635	14,296
Federal funds sold	3,000	3,000

Total cash and cash equivalents	22,474	21,287

Investment securities available for sale	95,369	73,628

Loans (net of unearned income of $74 and $101)	407,670	410,012
Less allowance for loan losses	6,467	6,253

Net loans	401,203	403,759

Premises and equipment	10,781	10,965
Accrued interest receivable	1,806	1,842
Bank-owned life insurance	9,267	9,175
Other real estate owned	1,073	389
Prepaid FDIC insurance	2,144	2,309
Other assets	9,129	7,303

TOTAL ASSETS	$553,246	$530,657

Liabilities
Deposits :
Noninterest-bearing	$43,458	$39,687
Interest-bearing	413,904	403,429

Total deposits	457,362	443,116

Short-term borrowings	17,584	10,974
Other borrowed funds	21,947	24,402
Accrued interest payable	1,031	1,080
Other liabilities	6,910	3,968

TOTAL LIABILITIES	504,834	483,540

Stockholders’ Equity
Common stock, $.50 par value; 5,000,000 shares authorized; 1,650,868 and 1,613,878 shares issued	825	807
Capital surplus	6,134	5,552
Retained earnings	42,845	42,318
Accumulated other comprehensive income	675	507
Treasury stock, at cost (54,100 shares)	(2,067)	(2,067)

TOTAL STOCKHOLDER’S EQUITY	48,412	47,117

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$553,246	$530,657

See accompanying notes to the unaudited consolidated financial statements.

Dimeco, Inc.

CONSOLIDATED STATEMENT OF INCOME (unaudited)

(in thousands, except per share)	For the three months ended March 31,
	2010	2009
Interest Income
Interest and fees on loans	$5,481	$5,579
Investment securities:
Taxable	296	371
Exempt from federal income tax	256	215
Other	12	1

Total interest income	6,045	6,166

Interest Expense
Deposits	1,796	1,930
Short-term borrowings	25	57
Other borrowed funds	257	198

Total interest expense	2,078	2,185

Net Interest Income	3,967	3,981

Provision for loan losses	250	368

Net Interest Income After Provision for Loan Losses	3,717	3,613

Noninterest Income
Service charges on deposit accounts	343	371
Mortgage loans held for sale gains, net	50	154
Investment securities losses	-	(27)
Brokerage commissions	138	69
Earnings on bank-owned life insurance	106	99
Other income	324	233

Total noninterest income	961	899

Noninterest Expense
Salaries and employee benefits	1,674	1,592
Occupancy expense, net	305	306
Furniture and equipment expense	118	158
Professional fees	152	143
Data processing expense	187	116
FDIC insurance	177	136
Other expense	587	600

Total noninterest expense	3,200	3,051

Income before income taxes	1,478	1,461
Income taxes	376	384

NET INCOME	$1,102	$1,077

Earnings per Share - basic	$0.70	$0.69

Earnings per Share - diluted	$0.70	$0.68

Dividends per share	$0.36	$0.36

Average shares outstanding - basic	1,575,103	1,558,570
Average shares outstanding - diluted	1,575,150	1,579,418

See accompanying notes to the unaudited consolidated financial statements.

Dimeco, Inc.

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (unaudited)

	For the three months ended March 31,
(amounts in thousands)	2010	2009
Net income	$1,102	$1,077

Other comprehensive income (loss):
Unrealized gain (loss) on available for sale securities	255	(168)
Less: Reclassification adjustment for loss included in net income	-	27

Other comprehensive income (loss) before tax	255	(141)
Income tax expense (benefit) related to other comprehensive income (loss)	87	(48)

Other comprehensive income (loss), net of tax	168	(93)

Comprehensive income	$1,270	$984

See accompanying notes to the unaudited consolidated financial statements.

Dimeco, Inc.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (unaudited)

(amounts in thousands)	Common Stock	Capital Surplus	Retained Earnings	Accumulated Other Comprehensive Income	Treasury Stock	Total Stockholders’ Equity
Balance, December 31, 2009	$807	$5,552	$42,318	$507	$(2,067)	$47,117

Net income			1,102			1,102
Unrealized gain on available for sale securities, net of tax expense of $87				168		168
Exercise of stock options (36,990 shares)	18	582				600
Cash dividends ($.36 per share)			(575)			(575)

Balance, March 31, 2010	$825	$6,134	$42,845	$675	$(2,067)	$48,412

See accompanying notes to the unaudited consolidated financial statements.

Dimeco, Inc.

CONSOLIDATED STATEMENT OF CASH FLOWS (unaudited)

	For the three months ended March 31,
(in thousands)	2010	2009
Operating Activities
Net income	$1,102	$1,077
Adjustments to reconcile net income to net cash provided by (used for) operating activities:
Provision for loan losses	250	368
Depreciation and amortization	250	308
Amortization of premium and discount on investment securities, net	-	(97)
Amortization of net deferred loan origination fees	(27)	(41)
Investment securities loss	-	27
Origination of loans held for sale	(1,722)	(7,365)
Proceeds from sale of loans	1,772	5,974
Mortgage loans sold gains, net	(50)	(154)
Decrease in accrued interest receivable	36	318
Increase (decrease) in accrued interest payable	(49)	30
Deferred federal income taxes	(156)	112
Earnings on bank owned life insurance	(106)	(99)
Decrease in prepayment of FDIC insurance assessment	165	-
Other, net	(179)	(1,147)

Net cash provided by (used for) operating activities	1,286	(689)

Investing Activities
Investment securities available for sale:
Proceeds from maturities or paydown	52,685	48,632
Purchases	(71,344)	(34,701)
Net decrease (increase) in loans	1,649	(7,134)
Investment in Limited Partnership	-	(2,729)
Purchase of Federal Home Loan Bank stock	-	(67)
Purchase of fixed annuity	(1,500)	-
Purchase of bank-owned life insurance	-	(279)
Purchase of premises and equipment	(15)	(611)

Net cash provided by (used for) investing activities	(18,525)	3,111

Financing Activities
Net increase (decrease) in deposits	14,246	(3,721)
Increase in short-term borrowings	6,610	4,239
Repayment of other borrowed funds	(2,455)	(417)
Purchase of treasury stock	-	(35)
Proceeds from exercise of stock options	600	4
Cash dividends paid	(575)	(561)

Net cash provided by (used for) financing activities	18,426	(491)

Increase in cash and cash equivalents	1,187	1,931

Cash and cash equivalents at beginning of period	21,287	3,993

Cash and cash equivalents at end of period	$22,474	$5,924

Amount paid for interest	$2,128	$2,154

Amount paid for income taxes	$-	$-

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

Recent Accounting Pronouncements

In December 2009, the FASB issued ASU 2009-16, Accounting for Transfer of Financial Assets. ASU 2009-16 provides guidance to improve the relevance, representational faithfulness, and comparability of the information that an entity provides in its financial statements about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement, if any, in transferred financial assets. ASU 2009-16 is effective for annual periods beginning after November 15, 2009 and for interim periods within those fiscal years. The adoption of this guidance did not have a significant impact on the Company’s financial statements.

In December 2009, the FASB issued ASU 2009-17, Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities. The objective of ASU 2009-17 is to improve financial reporting by enterprises involved with variable interest entities and to provide more relevant and reliable information to users of financial statements. ASU 2009-17 is effective for annual periods beginning after November 15, 2009 and for interim periods within those fiscal years. The adoption of this guidance did not have a material impact on the Company’s financial position.

In September 2009, the FASB issued new guidance impacting Topic 820, Fair Value Measurements and Disclosures. This creates a practical expedient to measure the fair value of an alternative investment that does not have a readily determinable fair value. This guidance also requires certain additional disclosures. This guidance is effective for interim and annual periods ending after December 15, 2009. The Company has presented the necessary disclosures in the Note 4 herein.

In October 2009, the FASB issued ASU 2009-15, Accounting for Own-Share Lending Arrangements in Contemplation of Convertible Debt Issuance or Other Financing. ASU 2009-15 amends Subtopic 470-20 to expand accounting and reporting guidance for own-share lending arrangements issued in contemplation of convertible debt issuance. ASU 2009-15 is effective for fiscal years beginning on or after December 15, 2009 and interim periods within those fiscal years for arrangements outstanding as of the beginning of those fiscal years. The adoption of this guidance did not have a significant impact on the Company’s financial statements.

In January 2010, the FASB issued ASU 2010-01, Equity (Topic 505): Accounting for Distributions to Shareholders with Components of Stock and Cash – a consensus of the FASB Emerging Issues Task Force. ASU 2010-01 clarifies that the stock portion of a distribution to shareholders that allows them to elect to receive cash or stock with a potential limitation on the total amount of cash that all shareholders can elect to receive in the aggregate is considered a share issuance that is reflected in EPS prospectively and is not a stock dividend. ASU 2010-01 is effective for interim and annual periods ending on or after December 15, 2009 and should be applied on a retrospective basis. The adoption of this guidance did not have a material impact on the Company’s financial position or results of operation.

In January 2010, the FASB issued ASU 2010-02, Consolidation (Topic 810): Accounting and reporting for Decreases in Ownership of a Subsidiary – a Scope Clarification. ASU 2010-02 amends Subtopic 810-10 to address implementation issues related to changes in ownership provisions including clarifying the scope of the decrease in ownership and additional disclosures. ASU 2010-02 is effective beginning in the period that an entity adopts Statement 160. If an entity has previously adopted Statement 160, ASU 2010-02 is effective beginning in the first interim or annual reporting period ending on or after December 15, 2009 and should be applied retrospectively to the first period Statement 160 was adopted. The adoption of this guidance did not have a material impact on the Company’s financial position or results of operation.

In January 2010, the FASB issued ASU 2010-04, Accounting for Various Topics – Technical Corrections to SEC Paragraphs. ASU 2010-04 makes technical corrections to existing SEC guidance including the following topics: accounting for subsequent investments, termination of an interest rate swap, issuance of financial statements - subsequent events, use of residual method to value acquired assets other than goodwill, adjustments in assets and liabilities for holding gains and losses, and selections of discount rate used for measuring defined benefit obligation. ASU 2010-04 is effective January 15, 2010. The adoption of this guidance did not have a material impact on the Company’s financial position or results of operation.

In January 2010, the FASB issued ASU 2010-05, Compensation – Stock Compensation (Topic 718): Escrowed Share Arrangements and the Presumption of Compensation. ASU 2010-05 updates existing guidance to address the SEC staff’s views on overcoming the presumption that for certain shareholders escrowed share arrangements represent compensation. ASU 2010-05 is effective January 15, 2010. The adoption of this guidance did not have a material impact on the Company’s financial position or results of operation.

In January 2010, the FASB issued ASU No. 2010-06, Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements. ASU 2010-06 amends Subtopic 820-10 to clarify existing disclosures, require new disclosures, and includes conforming amendments to guidance on employers’ disclosures about postretirement benefit plan assets. ASU 2010-06 is effective for interim and annual periods beginning after December 15, 2009, except for disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010 and for interim periods within those fiscal years. The adoption of this guidance is not expected to have a significant impact on the Company’s financial statements.

In February 2010, the FASB issued ASU 2010-08, Technical Corrections to Various Topics. ASU 2010-08 clarifies guidance on embedded derivatives and hedging. ASU 2010-08 is effective for interim and annual periods beginning after December 15, 2009. The adoption of this guidance did not have a material impact on the Company’s financial position or results of operation.

In March 2010, the FASB issued ASU 2010-11, Derivatives and Hedging. ASU 2010-11 provides clarification and related additional examples to improve financial reporting by resolving potential ambiguity about the breadth of the embedded credit derivative scope exception in ASC 815-15-15-8. ASU 2010-11 is effective at the beginning of the first fiscal quarter beginning after June 15, 2010. The adoption of this guidance is not expected to have a significant impact on the Company’s financial statements.

In April 2010, the FASB issued ASU 2010-13, Compensation – Stock Compensation (Topic 718): Effect of Denominating the Exercise Price of a Share-Based Payment Award in the Currency of the Market in Which the Underlying Equity Security Trades. ASU 2010-13 provides guidance on the classification of a share-based payment award as either equity or a liability. A share-based payment that contains a condition that is not a market, performance, or service condition is required to be classified as a liability. ASU 2010-13 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2010 and is not expected to have a significant impact on the Company’s financial statements.

Stock Options

The Company maintains a stock option plan for key officers and non-employee directors. There were no options granted in 2010 or 2009.

On April 22, 2010 the Company adopted the 2010 Equity Incentive Plan in order to issue options in future periods. No options have been granted under that plan at this time.

As of March 31, 2010 and 2009, there was no unrecognized compensation cost to unvested share-based compensation awards granted.

NOTE 2 – EARNINGS PER SHARE

There are no convertible securities which would affect the numerator in calculating basic and diluted earnings per share; therefore, net income as presented on the Consolidated Statement of Income (unaudited) will be used as the numerator. The following table sets forth the composition of the weighted-average common shares (denominator) used in the basic and diluted earnings per share computation:

	Three months ended March 31,
	2010	2009
Weighted average common stock outstanding	1,629,203	1,611,981

Average treasury stock	(54,100)	(53,411)

Weighted average common stock and common stock equivalents used to calculate basic earnings per share	1,575,103	1,558,570

Additional common stock equivalents (stock options) used to calculate diluted earnings per share	47	20,848

Weighted average common stock and common stock equivalents used to calculate diluted earnings per share	1,575,150	1,579,418

Options to purchase shares of common stock at a price above current market were outstanding at March 31, 2010 and March 31, 2009 that were not included in the computation of diluted earnings per share because to do so would have been anti-dilutive. At March 31, 2010 there were 27,792 of these options outstanding and March 31, 2009 there were 19,080 of these options outstanding.

NOTE 3 – INVESTMENTS

The amortized cost and estimated market value of investment securities are summarized as follows (in thousands):

	March 31, 2010
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
AVAILABLE FOR SALE
U.S. government agencies	$24,274	$66	$(40)	$24,300
Mortgage-backed securities	12,524	147	(33)	12,638
Obligations of states and political subdivisions:
Taxable	400	28	-	428
Tax-exempt	26,371	487	(32)	26,826
Corporate securities	6,216	449	-	6,665
Commercial paper	23,995	-	-	23,995

Total debt securities	93,780	1,177	(105)	94,852

Equity securities	565	81	(129)	517

Total	$94,345	$1,258	$(234)	$95,369

	December 31, 2009
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
AVAILABLE FOR SALE
U.S. government agencies	$22,178	$53	$(111)	$22,120
Mortgage-backed securities	4,182	143	(20)	4,305
Obligations of states and political subdivisions:
Taxable	400	15	-	415
Tax-exempt	26,279	452	(58)	26,673
Corporate securities	6,211	426	(1)	6,636
Commercial paper	13,045	-	-	13,045

Total debt securities	72,295	1,089	(190)	73,194

Equity securities	565	35	(166)	434

Total	$72,860	$1,124	$(356)	$73,628

The following table shows the Company’s fair value and gross unrealized losses, aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position as follows (in thousands):

	March 31, 2010
	Less than Twelve Months		Twelve Months or Greater		Total
	Estimated Market Value	Gross Unrealized Losses	Estimated Market Value	Gross Unrealized Losses	Estimated Market Value	Gross Unrealized Losses
U.S. Government agencies	$9,461	$40	$-	$-	$9,461	$40
Mortgage-backed securities	3,148	33	-	-	3,148	33
Obligations of states and political subdivisions	2,215	29	345	3	2,560	32
Corporate securities	-	-	-	-	-	-

Total debt securities	14,824	102	345	3	15,169	105

Equity securities	-	-	159	129	159	129

Total	$14,824	$102	$504	$132	$15,328	$234

	December 31, 2009
	Less than Twelve Months		Twelve Months or Greater		Total
	Estimated Market Value	Gross Unrealized Losses	Estimated Market Value	Gross Unrealized Losses	Estimated Market Value	Gross Unrealized Losses
U.S. Government agencies	$13,765	$111	$-	$-	$13,765	$111
Mortgage-backed securities	976	19	23	1	999	20
Obligations of states and political subdivisions	4,442	53	343	5	4,785	58
Corporate securities	131	1	-	-	131	1

Total debt securities	19,314	184	366	6	19,680	190

Equity securities	85	4	158	162	243	166

Total	$19,399	$188	$524	$168	$19,923	$356

The Company reviews its position quarterly and has asserted that at March 31, 2010, the declines outlined in the above tables represent temporary declines and the Company does not intend to sell and does not believe they will be required to sell these securities before recovery of their cost basis, which may be at maturity. There were 38 and 59 positions that were temporarily impaired at March 31, 2010 and December 31, 2009, respectively. The Company has concluded that the unrealized losses disclosed above are not other than temporary, but are the result of interest rate changes, sector credit ratings changes or company-specific ratings changes that are not expected to result in the non-collection of principal and interest during the period.

The amortized cost and estimated market values of debt securities at March, 31 2010, by contractual maturity, are shown below. Expected maturities of mortgage-backed securities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties (in thousands):

	Available for Sale
	Amortized Cost	Fair Value
Due in one year or less	$30,117	$30,172
Due after one year through five years	23,559	23,947
Due after five years through ten years	9,272	9,515
Due after ten years	30,832	31,218

Total debt securities	$93,780	$94,852

NOTE 4 – FAIR VALUE MEASUREMENTS

The following disclosures show the hierarchal disclosure framework associated with the level of pricing observations utilized in measuring assets and liabilities at fair value. The three broad levels defined by U.S. generally accepted accounting principles are as follows:

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

This hierarchy requires the use of observable market data when available.

The following tables present the assets reported on the consolidated statements of financial condition at their fair value as of March 31, 2010 and December 31, 2009 by level within the fair value hierarchy. Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement (in thousands).

	March 31, 2010
	Level I	Level II	Level III	Total
Assets:
U.S. government agencies	$-	$24,300	$-	$24,300
Mortgage-backed securities	-	12,638	-	12,638
Obligations of states and political subdivisions:
Taxable	-	428	-	428
Tax-exempt	-	26,826	-	26,826
Corporate securities	-	6,665	-	6,665
Commercial paper	23,995	-	-	23,995

Total debt securities	23,995	70,857	-	94,852

Equity securities	517	-	-	517

Total	$24,512	$70,857	$-	$95,369

	December 31, 2009
	Level I	Level II	Level III	Total
Assets:
U.S. government agencies	$-	$22,120	$-	$22,120
Mortgage-backed securities	-	4,305	-	4,305
Obligations of states and political subdivisions:
Taxable	-	415	-	415
Tax-exempt	-	26,673	-	26,673
Corporate securities	-	6,636	-	6,636
Commercial paper	13,045	-	-	13,045

Total debt securities	13,045	60,149	-	73,194
Equity securities	434	-	-	434

Total	$13,479	$60,149	$-	$73,628

The following table presents the assets measured on a nonrecurring basis on the consolidated statements of financial condition at their fair value as of March 31, 2010 and December 31, 2009, by level within the fair value hierarchy. Impaired loans that are collateral dependent are written down to fair value through the establishment of specific reserves. Techniques used to value the collateral that secure the impaired loan include: quoted market prices for identical assets classified as Level I inputs; observable inputs, employed by certified appraisers, for similar assets classified as Level II inputs. In cases where valuation techniques included inputs that are unobservable and are based on estimates and assumptions developed by management based on the best information available under each circumstance, the asset valuation is classified as Level III inputs.

Assets measured on a nonrecurring basis:	Level I	Level II	Level III	Total
Impaired Loans:
March 31, 2010	$-	$4,505	$1,478	$5,983
December 31, 2009	$-	$4,564	$1,525	$6,089
Other real estate owned:
March 31, 2010	$-	$1,073	$-	$1,073
December 31, 2009	$-	$389	$-	$389
Mortgage Servicing Rights:
March 31, 2010	$-	$-	$579	$579
December 31, 2009	$-	$-	$583	$583

NOTE 5 – FAIR VALUE DISCLOSURE

The estimated fair values of the Company’s financial instruments are as follows:

	March 31, 2010		December 31, 2009
	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial Assets:
Cash and cash equivalents	$22,474	$22,474	$21,287	$21,287
Investment securities	95,369	95,369	73,628	73,628
Net loans	401,203	416,751	403,759	419,825
Accrued interest receivable	1,806	1,806	1,842	1,842
Regulatory stock	1,741	1,741	1,741	1,741
Bank-owned life insurance	9,267	9,267	9,175	9,175
Mortgage servicing rights	579	579	583	583

Financial liabilities:
Deposits	457,362	460,971	443,116	446,972
Short-term borrowings	17,584	17,584	10,974	10,974
Other borrowed funds	21,947	23,379	24,402	25,964
Accrued interest payable	1,031	1,031	1,080	1,080

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

Deposits, Short Term Borrowings and Other Borrowed Funds

The fair values of certificates of deposit and other borrowed funds are based on the discounted value of contractual cash flows. The discount rates are estimated using rates currently offered for similar instruments with similar remaining maturities. Demand, savings, and money market deposit accounts are valued at the amount payable on demand as of period-end.

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

Financial Condition

Total assets at March 31, 2010 were $553,246,000, an increase of $22,589,000 or 4.3% over December 31, 2009.

Cash and cash equivalents of $22,474,000 at March 31, 2010, represented an increase of $1,187,000 or 5.6 % over balances at December 31, 2009. The primary reason for the increase was additional funds held at the Federal Reserve Bank in order to provide funds needed in the check clearing process.

Investment securities available for sale increased $21,741,000 or 29.5 % from balances at December 31, 2009. The largest type of investment to increase was commercial paper which grew by $10,950,000 or 83.9%. We were able to purchase highly rated commercial paper this quarter as more companies offered these investments. In addition, balances of mortgage-backed securities increased by $8,332,000 or 193.5%. Our current investment objective is to receive the highest interest while maintaining liquidity in the portfolio during this low interest rate environment so that we have available funds to invest when interest rates rise. This was achieved through purchases of short term commercial paper along with mortgage backed securities that will return principal over time.

Total loans decreased by $2,342,000 or .6% during the first quarter of 2010. Loan originations totaled $20,928,000, a decline of 49.0% from a year earlier. We believe that the reduction in loan originations is a direct reflection of the economic slowdown and soft housing market.

Other real estate owned increased $684,000 or 175.8% due to the foreclosure action of a restaurant. Management is actively negotiating the sale of this property and expects it to be sold before year end.

Other assets increased $1,826,000 or 25.0% since December 31, 2009. The primary increase was the investment of $1,500,000 in a fixed rate annuity. In the current low interest rate environment we decided to purchase this insurance product which offers a spread to market rates and the opportunity to redeem a portion annually in the event that we are able to earn a better rate of return in future periods.

Total deposits increased $14,246,000 or 3.2% since December 31, 2009. Noninterest-bearing deposits increased $3,771,000 or 9.5% with all locations continuing to attract new customers. Some of the increase is due to the seasonal nature of a few commercial business customers who typically have higher balances at this time of year along with an increase in the average balance of all customers. At the same time interest-bearing deposits increased $10,475,000 or 2.6%. Balances of money market accounts increased $8,082,000 or 19.6%. We believe that customers are choosing this type of account in order to maintain liquidity while waiting for an increase in interest rates. One customer in particular moved $6,500,000 from a certificate of deposit to a money market because they have a short term need for those funds and can maintain their liquidity while earning a similar return to what they were paid in a short term certificate of deposit. Interest-bearing checking balances grew $2,283,000 or 5.8% and savings deposits increased $2,885,000 or 7.7%. We have continued to offer attractive interest rates on these products and have offered higher certificate of deposit interest rates to customers who utilize our platinum checking account which pays interest. Certificates of deposit declined $2,775,000 or 1.0% which included the transfer of funds to money market noted above. When considering that one transfer, we experienced an increase of $3,725,000 from other customers. During the first two months of 2010 we continued to offer special short-term certificates of deposit at lower interest rates. After discontinuing offering special certificate of deposit products in March 2010, most customers are still rolling their certificates of deposit into new, lower costing certificates of deposit.

Short-term borrowings increased by $6,610,000 or 60.2% over the period with the entire increase in the Financial Manager sweep product. Each year our summer camp customer balances increase as they accept prepayments for the upcoming season in the first quarter of the year.

Other borrowed funds decreased $2,455,000 or 10.1% due to the maturity of $2,000,000 of Federal Home Loan Bank of Pittsburgh advances and other regularly scheduled principal payments on amortizing borrowings.

Other liabilities include a variety of additional liabilities no one of which is large enough to be listed separately. The total of all these accounts increased $2,942,000 or 74.1% since December 31, 2009. When securities are purchased during a period and the funds don’t settle until the next period, we record a liability for the purchase amount. A March 31, 2010, this balance was $2,826,000 greater than at December 31, 2009.

Stockholders’ equity increased $1,295,000 or 2.7% during the first three months of the year. Net income of $1,102,000 was offset by dividends declared of $575,000. Stock options granted to directors and officers that expired March 15, 2010 were exercised in the first quarter of the year thereby increasing equity by $600,000. In addition, we recognized an increase in the market value of our investment portfolio of $168,000 net of income taxes during the quarter which increased accumulated other comprehensive income. Regulatory capital ratios remain strong with 11.7% total risk-based capital, 10.5% Tier I capital and a Tier I leverage ratio of 8.8%. The regulatory minimums to be well capitalized for these ratios are 10.0%, 6.0% and 5.0%, respectively.

Results of Operations

Comparison of the three months ended March 31, 2010 and 2009

The Company reported net income of $1,102,000 for the quarter ended March 31, 2010, representing an increase of $25,000 or 2.3% over the first quarter of 2009.

Net interest income of $3,967,000 in the first quarter of 2010 represented a slight decrease of $14,000 or .4% from that recorded for the same quarter of 2009.

Total interest income declined by $121,000 or 2.0% in 2010 as compared to 2009. Interest and fees earned on loans decreased $98,000 or 1.8% in 2010 over 2009. The bank continues to experience rate declines on variable interest rate loans as those with longer-term repricing structures tied to the prime rate adjust downward. The average balance of the loan portfolio increased $26,290,000 or 6.8% over the period while the average interest rate of the portfolio declined by .5% from 2009 to 2010, resulting in the average rate earned of 5.5% during the first quarter of 2010. As of March 31, 2010 we had $7,701,000 of loans in nonaccrual status which would have earned $104,000 of additional income if they were performing. In the first quarter of 2009 we would have earned $94,000 of additional income.

Interest earned on taxable investments declined $75,000 or 20.2% in 2010 as compared to 2009. The average rate earned on the portfolio for the first quarter of 2010 was 2.27% as compared to 4.65% earned in the first quarter of 2009. The average balance of taxable investments increased $20,482,000 or 63.5% in 2010 compared to balances a year earlier. Although our desire is to continue to invest in quality loans in lieu of investments, the increase in deposits was at a faster pace than quality loan opportunities, resulting in more dollars being invested in bonds than is typical. In the current lower interest rate environment new bond purchases were at significantly lower yields than those in the portfolio a year earlier. The average interest rate earned on short term commercial paper in 2010 was .39% compared to 3.01% a year earlier. In order to maintain liquidity for future interest rate increases, we continued to purchase these securities, increasing the average balance of commercial paper by $6,577,000 or 61.8%. At the same time we increased purchases of U.S. government agency bonds that typically contain optionality, having an average balance of $22,133,000 for the first quarter of 2010, which was $14,010,000 or 172.5% greater than during the first quarter of 2009. The average interest rate received declined from 5.37% in 2009 to 2.23% in 2010 as we experienced calls during 2009 and the first three months of 2010 and replaced those bonds with current rate instruments. Mortgage backed securities pay principal and interest monthly, giving the purchaser the opportunity to reinvest funds as interest rates rise. In previous periods we had not purchased many of this type of bond but in an effort to gain opportunity for future rising interest rates we have increased this type of purchase resulting in an average balance of $5,819,000 for the first quarter of 2010 versus an average of $3,718,000 in the same period last year. The average interest rate earned on these bonds was 4.31% for the first quarter of 2010 compared to 5.10% in the first quarter of 2009.

Interest earned on tax exempt investments increased $41,000 or 19.1% in the first quarter of 2010 as compared to 2009. The average balance of these investments increased $5,010,000 or 23.2% in 2010 as compared to 2009. During 2009, we continued to purchase municipal bonds on a tax equivalent scale at rates that were greater than or equal to taxable bond offerings in the market. Opportunities for similar results were not available to the same degree in 2010.

Interest expense of $2,078,000 represented a decrease of $107,000 or 4.9% in the first quarter of 2010 as compared to the same period of 2009. Although the average balance of interest-bearing deposits increased $70,289,000 or 20.6%, we paid 53 basis points less than during the first quarter of 2009. As certificates of deposits matured, we were able to re-write those deposits with those paying lower interest rates. Interest paid on short-term borrowings declined $32,000 or 56.1% as the average interest rate paid declined 47 basis points. Interest on other borrowed funds increased $59,000 or 29.8% primarily due to a one-time adjustment of $62,000 in 2009 for capitalized interest in relation to the construction of the Lake Region office which was completed in the first quarter of 2009.

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

Provision for loan loss expense was $250,000 for the first quarter of 2010, a decrease of $118,000 or 32.1% from the same quarter of 2009. Economic indicators deteriorated substantially during 2009 which negatively affected the loan rating on several large loans last year, driving the provision expense higher at that time. Although these conditions have not been eliminated, we adjusted the allowance calculation for those loans in 2009 and didn’t need to adjust further for those issues. We believe that the allowance for loan loss balance is adequate.

Noninterest income of $961,000 was $62,000 or 6.9% greater in 2010 than in 2009. Service charges on deposit accounts continued to decline resulting in a decrease of $28,000 or 7.5% in 2010. We believe that our customers are avoiding overdrafts on their accounts even though the number of accounts subject to these charges has increased. Gains on mortgage loans held for sale declined $104,000 or 67.5% in 2010 after the large increase of refinances in 2009. Brokerage commissions increased $69,000 or 100.0% with customers overcoming their hesitancy to invest in the stock market, the increase of market values in asset-based fee accounts and a surge in sales of insurance annuity products. The category of other noninterest income increased $91,000 or 39.1% in 2010 as compared to 2009. Two categories of other income had larger increases for the first quarter of 2010 compared to 2009. The first was a decline in the amortization of mortgage servicing rights, an offset to income, of $47,000 or 74.8% due to the decline in refinancing activity in 2010. As residential loans that we originated, sold in previous periods and currently service are paid off, the value of those mortgage servicing rights become fully amortized. This accounting resulted in larger contra income in 2009 than in 2010 when the volume of refinances declined. Interchange fees earned from our customers use of their debit cards has consistently increased as we offer debit cards to each new account and electronic payment methods gain more widespread acceptance. This fee income increased $26,000 or 30.5% in 2010 compared to 2009. Smaller increases in other noninterest income accounts were responsible for the remaining gain in income in 2010.

Salaries and employee benefits increased $82,000 or 5.2% in the first quarter of 2010 as compared to 2009. Wages increased $54,000 or 4.8% in 2010 as compared to 2009 due to annual salary increases combined with hiring two additional full time equivalent employees in 2010 as compared to 2009. We added a commercial loan officer to replace one who is retiring in May 2010 and a trust officer as this position was never filled with the job responsibilities completed by other employees, requiring more time as the trust assets increased. Employee benefits increased $18,000 or 6.1% as costs of medical insurance increased in 2010 along with having more employees eligible for the benefit in 2010 than a year earlier. Other miscellaneous employment expenses account for the remaining changes.

Furniture and equipment expense decreased $40,000 or 25.3% in 2010 as compared to 2009 as equipment leasing expense declined with outsourcing the data processing function.

Data processing expense increased $71,000 or 61.2% due to outsourcing this function in April 2009.

FDIC insurance assessments increased $41,000 or 30.1% as bank assessments increased to support the fund as more financial institutions succumb to the current economic conditions.

Liquidity and Cash Flows

To ensure that the Company can satisfy customer credit needs for current and future commitments and deposit withdrawal requirements, the Bank manages the liquidity position by ensuring that there are adequate short-term funding sources available for those needs. Liquid assets consist of cash and due from banks, federal funds sold, interest-bearing deposits with other banks and investment securities maturing in one year or less. The following table shows these liquidity sources, minus short-term borrowings, as of March 31, 2010 compared to December 31, 2009:

	March 31, 2010	December 31, 2009
(dollars in thousands)
Cash and due from banks	$4,839	$3,991
Interest-bearing deposits with other banks	14,635	14,296
Federal funds sold	3,000	3,000
Investment securities maturing or repricing in one year or less	41,306	30,924

	63,780	52,211
Less short-term borrowings	17,584	10,974

Net liquidity position	$46,196	$41,237

As a percent of total assets	8.4%	7.8%

The Bank has the ability to borrow from the Federal Home Loan Bank of Pittsburgh with the maximum borrowing capacity at March 31, 2010 of $186 million with an available balance of $164 million. Other sources of liquidity are cash flows from regularly scheduled payments and prepayments of loans, sales or maturities in the investment portfolio, sales of residential mortgages in the secondary market, operating income, deposit growth and access to the discount window of the Federal Reserve Bank of Philadelphia. The Consolidated Statement of Cash Flows specifically details the contribution of each source.

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

Risk Elements

The table below presents information concerning nonperforming assets including nonaccrual loans and loans 90 days or more past due at March 31, 2010 and December 31, 2009. A loan is classified as nonaccrual when, in the opinion of management, there are doubts about collectability of interest and principal. At the time the accrual of interest is discontinued, future income is recognized only when cash is received.

	March 31, 2009
(In thousands)	Past due 90 days or more	Nonaccrual

Real estate-construction loans	$6	$-
Real estate-mortgage loans	1,061	6,197
Commercial and industrial loans	54	1,463
Installment loans to individuals	30	41
Other loans	91	-

Total	$1,242	$7,701

	December 31, 2009
	Past due 90 days or more	Nonaccrual

Real estate-construction loans	$6	$-
Real estate-mortgage loans	1,988	5,966
Commercial and industrial loans	67	1,524
Installment loans to individuals	61	32
Other loans	30	-

Total	$2,152	$7,522

Interest income of $104,000 in the first quarter of 2010 and $93,000 in the same quarter of 2009 would have been recognized on nonaccrual loans if they had been performing in accordance with their original terms.

At March 31, 2010 there were loans classified as impaired of $7,365,000 with a related allowance for loan loss of $1,382,000. The average balance of these loans during 2010 was $7,391,000. No interest was recognized on these loans in 2010. At December 31, 2009 there was $7,418,000 of loans classified as impaired for which there was a related allowance for loan loss of $1,329,000.

Management believes the level of the allowance for loan losses at March 31, 2010 is adequate to cover probable losses inherent in the loan portfolio. The relationship between the allowance for loan losses and outstanding loans is a function of the credit quality and known risk attributed to the loan portfolio. The on-going loan review program, along with management analysis, is used to determine the adequacy of the allowance for loan losses. Following is an analysis of transactions within the allowance for the first quarter of 2010:

Balance December 31, 2009	$6,253
Charge-offs:
Commercial, financial and agricultural	13
Real estate-construction	-
Real estate-mortgage	-
Installment loans to individuals	37

Total charge-offs	50

Recoveries:
Commercial, financial and agricultural	-
Real estate-construction	-
Real estate-mortgage	-
Installment loans to individuals	14

Total recoveries	14

Net charge-offs	36

Additions charged to operations	250

Balance at March 31, 2010	$6,467

Ratio of net charge-offs during the period to average loans outstanding during the period	.01%

Allowance for loan loss as a % of loans	1.59%

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

	Statement of Interest Sensitivity Gap
	90 days or less	>90 days but < 1 year	1 - 5 years	>5 years	Total

Assets:
Interest-bearing deposits in other banks and federal funds sold	$17,635	$-	$-	$-	$17,635
Investment securities available for sale (5)	32,143	9,163	18,527	35,536	95,369
Loans (1) (4)	94,272	116,293	101,370	89,077	401,012

Rate sensitive assets	$144,050	$125,456	$119,897	$124,613	$514,016

Liabilities:
Interest-bearing deposits:
Interest-bearing demand (2)	$3,349	$10,467	$28,051	$-	$41,867
Money market (3)	8,375	24,631	16,256	-	49,262
Savings (2)	3,214	10,043	26,915	-	40,172
Time deposits	67,676	168,994	45,933	-	282,603
Short-term borrowings	17,584	-	-	-	17,584
Other borrowings	460	2,411	11,474	7,602	21,947

Rate sensitive liabilities	$100,658	$216,546	$128,629	$7,602	$453,435

Interest sensitivity gap	$43,392	$(91,090)	$(8,732)	$117,011	$60,581
Cumulative gap	$43,392	$(47,698)	$(56,430)	$60,581
Cumulative gap to total assets	7.84%	(8.62%)	(10.20%)	10.95%

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

(5)

Investments are included in the earlier period in which interest rates are next scheduled to adjust or in which they are due. Included are U.S. Government Agency step-up bonds characterized by having tiered interest rates over their life. Due to this feature these securities have been reallocated from their maturity date to their next step-up date. The specific impact of this policy by timeframe is as follows: “90 days or less” increased $2,680, “>90 days but < 1 year” increased $5,497, “1-5 years” decreased $5,675 and “>5 years” decreased $2,502. In addition, municipal bonds and corporate bonds with market values of $2,500 and $1,230, respectively, have been reallocated from the “>5 year” category to “90 days or less” because they are variable interest rate bonds, some of which have a 7 day put feature. A corporate bond with a market value of $249 was reallocated from “1 - 5 years” to “90 days or less” because the interest rate reprices quarterly.

As this report shows, the Company was liability sensitive in the one year period at March 31, 2010 with many of the higher costing liabilities maturing or repricing before assets in this timeframe. We expect that interest rates will increase at some point; as that occurs the variable interest rate loans will reprice upward. We anticipate that higher interest rate certificate of deposits will reprice to new, lower rates because we do not expect to offer any certificate of deposit special products; therefore interest margins should improve.

The second report used to monitor interest rate risk is the Interest Rate Shock Analysis. This tool attempts to determine the affect on income of various shifts in the interest rate environment. In particular, a shift of 200 basis points, or 2% in interest rates, is the industry standard. Given a downward shift of 200 basis points, net interest income would decrease by $1,157,000 or 6.5% while net income would decrease $778,000 or 14.9%. We do not believe that a downward shift of rates of this magnitude is possible since the market federal funds sold rate is between 0% and .25% now, however the results of a potential shift of 200 basis points in either direction are within internal policy guidelines. If the results were not tolerable, our policy would determine that management should reallocate the balance sheet in order to maintain compliance with the policy. If interest rates were to immediately increase by 200 basis points, the economic value of equity (EVE) would decrease by $7,264,000 or 12.6%, which is within our policy guidelines. The economic value of equity is sometimes referred to as the present value of equity and is presented as one more statistic to monitor in managing interest rate risk.

		Interest Rate Shock Analysis
	100 basis points				200 basis points
	Up		Down		Up		Down
	Amount	%	Amount	%	Amount	%	Amount	%

Net interest income	$196	1.10%	$334	1.88%	$328	1.85%	$(1,157)	-6.51%
Net income	$141	2.69%	$218	4.17%	$237	4.53%	$(778)	-14.87%
EVE	$(3,232)	-5.60%	$4,280	7.42%	$(7,264)	-12.59%	$10,071	17.46%

CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

As of March 31, 2010 an evaluation was performed under the supervision and with the participation of the Company’s management, including the CEO and CFO, on the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the Company’s management, including the CEO and CFO, concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2010. There have been no significant changes in the Company’s internal controls over financial reporting or in other factors that could significantly affect internal controls during the quarter.

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

PART II - OTHER INFORMATION

Item 1	-	Legal Proceedings
NONE

Item 1a.	-	Risk Factors
There were no material changes to the risk factors described in Item 1a. in Dimeco’s Annual Report on Form 10K for the period ended December 31, 2009.

Item 2	-	Unregistered Sales of Equity Securities and Use of Proceeds

Item 3	-	Defaults upon Senior Securities
NONE

Item 4	-	Reserved

Item 5	-	Other Information
NONE

Item 6 -	Exhibits

Form 8K – Report on April 20, 2010 – News Release of Registrant
Form 8K – Report on April 26, 2010 – News Release of Registrant

Exhibit Number:
31.1		Certification Pursuant to 15 U.S.C. Section 10A, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2003
31.2		Certification Pursuant to 15 U.S.C. Section 10A, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2003
32.1		Certification Pursuant to 18 U.S.C. Section 1350
99		Report of Independent Registered Public Accounting Firm

The following exhibits are included in this Report or incorporated herein by reference:

3(i)	Articles of Incorporation of Dimeco, Inc.*

3(ii)	Amended Bylaws of Dimeco, Inc.****

10.1	2000 Independent Directors Stock Option Plan**

10.2	2000 Stock Incentive Plan***

10.3	Form of Salary Continuation Plan for Executive Officers****

*	Incorporated by reference to the Exhibit 3A to the Form S-4 (File No. 333-58936) filed with the Commission on February 26, 1993.
**	Incorporated by reference to Exhibit 99.1 to the Form S-8 (File No. 333-69420) filed with the Commission on September 14, 2002.
***	Incorporated by reference to Exhibit 99.1 to the Form S-8 (File No. 333-69416) filed with the Commission on September 14, 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused the report to be signed on its behalf by the undersigned, thereunto duly authorized.

DIMECO, INC.

Date: May 14, 2010	By:	/s/ Gary C. Beilman
Gary C. Beilman
President and Chief Executive Officer

Date: May 14, 2010	By:	/s/ Maureen H. Beilman
Maureen H. Beilman
Chief Financial Officer