Form 10-Q
period 2010-06-30
DIMECO INC
filed 2010-08-13
CIK 898037

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OF 15(D) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

or

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

Yes       No X

As of August 1, 2010 the registrant had outstanding 1,598,218 shares of its common stock, par value $.50 share.

Dimeco, Inc.

Dimeco, Inc.

CONSOLIDATED BALANCE SHEET (unaudited)

	June 30, 2010	December 31, 2009
(in thousands)
Assets
Cash and due from banks	$6,519	$3,991
Interest-bearing deposits in other banks	14,785	14,296
Federal funds sold	-	3,000

Total cash and cash equivalents	21,304	21,287

Investment securities available for sale	103,851	73,628

Loans (net of unearned income of $53 and $101)	407,790	410,012
Less allowance for loan losses	6,635	6,253

Net loans	401,155	403,759

Premises and equipment	10,637	10,965
Accrued interest receivable	1,909	1,842
Bank-owned life insurance	9,359	9,175
Other real estate owned	1,111	389
Prepaid FDIC insurance	1,972	2,309
Other assets	8,963	7,303

TOTAL ASSETS	$560,261	$530,657

Liabilities
Deposits :
Noninterest-bearing	$47,479	$39,687
Interest-bearing	415,328	403,429

Total deposits	462,807	443,116

Short-term borrowings	22,850	10,974
Other borrowed funds	21,487	24,402
Accrued interest payable	960	1,080
Other liabilities	2,906	3,968

TOTAL LIABILITIES	511,010	483,540

Stockholders’ Equity
Common stock, $.50 par value; 5,000,000 shares authorized;
1,650,868 and 1,613,878 shares issued	825	807
Capital surplus	6,134	5,552
Retained earnings	43,455	42,318
Accumulated other comprehensive income	904	507
Treasury stock, at cost (54,100 shares)	(2,067)	(2,067)

TOTAL STOCKHOLDERS’ EQUITY	49,251	47,117

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$560,261	$530,657

See accompanying notes to the unaudited consolidated financial statements.

Dimeco, Inc.

CONSOLIDATED STATEMENT OF INCOME (unaudited)

(in thousands, except per share)	For the three months ended June 30,		For the six months ended June 30,
	2010	2009	2010	2009
Interest Income
Interest and fees on loans	$5,450	$5,617	$10,931	$11,196
Investment securities:
Taxable	376	280	672	651
Exempt from federal income tax	258	236	514	451
Other	24	2	36	3

Total interest income	6,108	6,135	12,153	12,301

Interest Expense
Deposits	1,707	1,876	3,503	3,806
Short-term borrowings	51	13	76	70
Other borrowed funds	243	323	500	521

Total interest expense	2,001	2,212	4,079	4,397

Net Interest Income	4,107	3,923	8,074	7,904

Provision for loan losses	330	272	580	640

Net Interest Income After Provision for Loan Losses	3,777	3,651	7,494	7,264

Noninterest Income
Service charges on deposit accounts	349	359	692	730
Mortgage loans held for sale gains, net	45	188	95	342
Investment securities loss	(6)	-	(6)	(27)
Brokerage commissions	253	173	391	242
Earnings on bank-owned life insurance	104	100	210	199
Other income	348	211	672	444

Total noninterest income	1,093	1,031	2,054	1,930

Noninterest Expense
Salaries and employee benefits	1,720	1,585	3,394	3,177
Occupancy expense, net	272	260	577	566
Furniture and equipment expense	121	139	239	297
Professional fees	201	170	353	313
Data processing expense	168	191	355	307
FDIC insurance assessment	184	390	361	527
Other expense	593	550	1,180	1,149

Total noninterest expense	3,259	3,285	6,459	6,336

Income before income taxes	1,611	1,397	3,089	2,858
Income taxes	426	336	802	720

NET INCOME	$1,185	$1,061	$2,287	$2,138

Earnings per Share - basic	$0.74	$0.68	$1.44	$1.37

Earnings per Share - diluted	$0.74	$0.67	$1.44	$1.35

Dividends per share	$0.36	$0.36	$0.72	$0.72

Average shares outstanding - basic	1,596,768	1,558,028	1,585,996	1,558,298
Average shares outstanding - diluted	1,598,818	1,579,644	1,586,468	1,579,486

See accompanying notes to the unaudited consolidated financial statements.

Dimeco, Inc.

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (unaudited)

	For the three months ended June 30,		For the six months ended June 30,
(amounts in thousands)	2010	2009	2010	2009
Net income	$1,185	$1,061	$2,287	$2,138
Other comprehensive income:
Unrealized gain on available for sale securities	347	290	602	122
Less: Reclassification adjustment for loss included in net income	6	-	6	27

Other comprehensive income before tax	353	290	608	149
Income tax expense related to other comprehensive income	120	99	207	51

Other comprehensive income, net of tax	233	191	401	98

Comprehensive income	$1,418	$1,252	$2,688	$2,236

See accompanying notes to the unaudited consolidated financial statements.

Dimeco, Inc.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (unaudited)

(amounts in thousands)	Common Stock	Capital Surplus	Retained Earnings	Accumulated Other Comprehensive Income	Treasury Stock	Total Stockholders’ Equity
Balance, December 31, 2009	$807	$5,552	$42,318	$507	$(2,067)	$47,117
Net income			2,287			2,287
Unrealized gain on available for sale securities, net of tax expense of $205				397		397
Exercise of stock options (36,990 shares)	18	582				600
Cash dividends ($.72 per share)			(1,150)			(1,150)

Balance, June 30, 2010	$825	$6,134	$43,455	$904	$(2,067)	$49,251

See accompanying notes to the unaudited consolidated financial statements.

Dimeco, Inc.

CONSOLIDATED STATEMENT OF CASH FLOWS (unaudited)

	For the six months ended June 30,
(in thousands)	2010	2009
Operating Activities
Net income	$2,287	$2,138
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	580	640
Depreciation and amortization	506	617
Amortization of premium and discount on investment securities, net	92	(157)
Amortization of net deferred loan origination fees	(80)	(83)
Investment securities loss	6	27
Origination of loans held for sale	(2,974)	(15,821)
Proceeds from sale of loans	3,069	14,834
Mortgage loans sold gains, net	(95)	(342)
Decrease (increase) in accrued interest receivable	(67)	311
Decrease in accrued interest payable	(120)	(206)
Deferred federal income taxes	(221)	(22)
Earnings on bank owned life insurance	(210)	(199)
Decrease in prepayment of FDIC insurance assessment	337	-
Other, net	(282)	(1,257)

Net cash provided by operating activities	2,828	480

Investing Activities
Investment securities available for sale:
Proceeds from maturities or paydown	133,356	95,720
Purchases	(164,074)	(89,956)
Net decrease (increase) in loans	1,217	(10,971)
Investment in Limited Partnership	-	(2,729)
Purchase of Federal Home Loan Bank stock	-	(67)
Purchase of fixed annuity	(1,500)	-
Purchase of bank-owned life insurance	-	(279)
Proceeds from the sale of other real estate	170	-
Purchase of premises and equipment	(69)	(711)

Net cash used for investing activities	(30,900)	(8,993)

Financing Activities
Net increase in deposits	19,691	11,841
Increase in short-term borrowings	11,876	7,289
Proceeds of other borrowed funds	-	1,850
Repayment of other borrowed funds	(2,915)	(851)
Purchase of treasury stock	-	(35)
Proceeds from exercise of stock options	600	4
Cash dividends paid	(1,163)	(1,122)

Net cash provided by financing activities	28,089	18,976

Increase in cash and cash equivalents	17	10,463

Cash and cash equivalents at beginning of period	21,287	3,993

Cash and cash equivalents at end of period	$21,304	$14,456

Amount paid for interest	$4,200	$4,603

Amount paid for income taxes	$980	$625

Noncash investing activities:
Transfer of loans to other real estate	$849	$40

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

In April 2010, the FASB issued ASU 2010-18, Receivables (Topic 310): Effect of a Loan Modification When the Loan is a Part of a

Pool That is Accounted for as a Single Asset – a consensus of the FASB Emerging Issues Task Force. ASU 2010-18 clarifies the treatment for a modified loan that was acquired as part of a pool of assets. Refinancing or restructuring the loan does not make it eligible for removal from the pool, the FASB said. The amendment will be effective for loans that are part of an asset pool and are modified during financial reporting periods that end July 15, 2010 or later and is not expected to have a significant impact on the Company’s financial statements.

In July 2010, FASB issued ASU No. 2010-20, Receivables (Topic 310): Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses. ASU 2010-20 is intended to provide additional information to assist financial statement users in assessing an entity’s credit risk exposures and evaluating the adequacy of its allowance for credit losses. The disclosures as of the end of a reporting period are effective for interim and annual reporting periods ending on or after December 15, 2010. The disclosures about activity that occurs during a reporting period are effective for interim and annual reporting periods beginning on or after December 15, 2010. The amendments in ASU 2010-20 encourage, but do not require, comparative disclosures for earlier reporting periods that ended before initial adoption. However, an entity should provide comparative disclosures for those reporting periods ending after initial adoption. The Company is currently evaluating the impact the adoption of this guidance will have on the Company’s financial position or results of operations.

Stock Options

The Company maintains a stock option plan for key officers and non-employee directors. There were no options granted in 2010 or 2009.

On April 22, 2010 the Company adopted the 2010 Equity Incentive Plan in order to issue options in future periods. No options have been granted under that plan at this time.

As of June 30, 2010 and 2009, there was no unrecognized compensation cost to unvested share-based compensation awards granted.

NOTE 2 – EARNINGS PER SHARE

There are no convertible securities which would affect the numerator in calculating basic and diluted earnings per share; therefore, net income as presented on the Consolidated Statement of Income (unaudited) will be used as the numerator. The following table sets forth the composition of the weighted-average common shares (denominator) used in the basic and diluted earnings per share computation:

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
Weighted average common stock outstanding	1,650,868	1,612,128	1,640,096	1,612,055

Average treasury stock	(54,100)	(54,100)	(54,100)	(53,757)

Weighted average common stock and common stock equivalents used to calculate basic earnings per share	1,596,768	1,558,028	1,585,996	1,558,298

Additional common stock equivalents (stock options) used to calculate diluted earnings per share	2,050	21,616	472	21,188

Weighted average common stock and common stock equivalents used to calculate diluted earnings per share	1,598,818	1,579,644	1,586,468	1,579,486

Options to purchase 19,080 shares of common stock at a price above current market were outstanding at June 30, 2010 and June 30, 2009 and were not included in the computation of diluted earnings per share because to do so would have been anti-dilutive.

NOTE 3 – INVESTMENTS

The amortized cost and estimated market value of investment securities are summarized as follows (in thousands):

	June 30, 2010
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
AVAILABLE FOR SALE
U.S. government agencies	$24,030	$106	$(7)	$24,129
Mortgage-backed securities	23,754	350	(9)	24,095
Obligations of states and political subdivisions:
Taxable	400	37	-	437
Tax-exempt	26,259	524	(25)	26,758
Corporate securities	4,971	482	-	5,453
Commercial paper	22,496	-	-	22,496

Total debt securities	101,910	1,499	(41)	103,368
Equity securities	572	51	(140)	483

Total	$102,482	$1,550	$(181)	$103,851

	December 31, 2009
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
AVAILABLE FOR SALE
U.S. government agencies	$22,178	$53	$(111)	$22,120
Mortgage-backed securities	4,182	143	(20)	4,305
Obligations of states and political subdivisions:
Taxable	400	15	-	415
Tax-exempt	26,279	452	(58)	26,673
Corporate securities	6,211	426	(1)	6,636
Commercial paper	13,045	-	-	13,045

Total debt securities	72,295	1,089	(190)	73,194
Equity securities	565	35	(166)	434

Total	$72,860	$1,124	$(356)	$73,628

The following table shows the Company’s fair value and gross unrealized losses, aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position (in thousands):

	June 30, 2010
	Less than Twelve Months		Twelve Months or Greater		Total
	Estimated Market Value	Gross Unrealized Losses	Estimated Market Value	Gross Unrealized Losses	Estimated Market Value	Gross Unrealized Losses
U.S. Government agencies	$1,845	$7	$-	$-	$1,845	$7
Mortgage-backed securities	2,992	9	-	-	2,992	9
Obligations of states and political subdivisions	1,460	3	573	22	2,033	25

Total debt securities	6,297	19	573	22	6,870	41
Equity securities	50	4	142	136	192	140

Total	$6,347	$23	$715	$158	$7,062	$181

	December 31, 2009
	Less than Twelve Months		Twelve Months or Greater		Total
	Estimated Market Value	Gross Unrealized Losses	Estimated Market Value	Gross Unrealized Losses	Estimated Market Value	Gross Unrealized Losses
U.S. Government agencies	$13,765	$111	$-	$-	$13,765	$111
Mortgage-backed securities	976	19	23	1	999	20
Obligations of states and political subdivisions	4,442	53	343	5	4,785	58
Corporate securities	131	1	-	-	131	1

Total debt securities	19,314	184	366	6	19,680	190
Equity securities	85	4	158	162	243	166

Total	$19,399	$188	$524	$168	$19,923	$356

The Company reviews its position quarterly and has asserted that at June 30, 2010, the declines outlined in the above tables represent temporary declines and the Company does not intend to sell and does not believe they will be required to sell these securities before recovery of their cost basis, which may be at maturity. There were 33 and 59 positions that were temporarily impaired at June 30, 2010 and December 31, 2009, respectively. The Company has concluded that the unrealized losses disclosed above are not other than temporary, but are the result of interest rate changes, sector credit ratings changes or company-specific ratings changes that are not expected to result in the non-collection of principal and interest during the period.

The amortized cost and estimated market value of debt securities at June 30, 2010, by contractual maturity, are shown below. Expected maturities of mortgage-backed securities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepay penalties (in thousands):

	Available for Sale
	Amortized Cost	Fair Value
Due in one year or less	$39,835	$39,962
Due after one year through five years	23,710	24,226
Due after five years through ten years	12,258	12,634
Due after ten years	26,107	26,546

Total debt securities	$101,910	$103,368

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

The following tables present the assets reported on the consolidated statements of financial condition at their fair value as of June 30, 2010 and December 31, 2009 by level within the fair value hierarchy. As required by ASC 820, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

	June 30 , 2010
	Level I	Level II	Level III	Total
Assets:
U.S. government agencies	$-	$24,129	$-	$24,129
Mortgage-backed securities	-	24,095	-	24,095
Obligations of states and political subdivisions:
Taxable	-	437	-	437
Tax-exempt	-	26,758	-	26,758
Corporate securities	-	5,453	-	5,453
Commercial paper	22,496	-	-	22,496

Total debt securities	22,496	80,872	-	103,368
Equity securities	483	-	-	483

Total	$22,979	$80,872	$-	$103,851

	December 31, 2009
	Level I	Level II	Level III	Total
Assets:
U.S. government agencies	$-	$22,120	$-	$22,120
Mortgage-backed securities	-	4,305	-	4,305
Obligations of states and political subdivisions:
Taxable	-	415	-	415
Tax-exempt	-	26,673	-	26,673
Corporate securities	-	6,636	-	6,636
Commercial paper	13,045	-	-	13,045

Total debt securities	13,045	60,149	-	73,194
Equity securities	434	-	-	434

Total	$13,479	$60,149	$-	$73,628

The following table presents the assets measured on a nonrecurring basis on the consolidated statements of financial condition at their fair value as of June 30, 2010 and December 31, 2009, by level within the fair value hierarchy. Impaired loans that are collateral dependent are written down to fair value through the establishment of specific reserves. Techniques used to value the collateral that secure the impaired loan include: quoted market prices for identical assets classified as Level I inputs; observable inputs, employed by certified appraisers, for similar assets classified as Level II inputs. In cases where valuation techniques included inputs that are unobservable and are based on estimates and assumptions developed by management based on the best information available under each circumstance, the asset valuation is classified as Level III inputs.

Assets measured on a nonrecurring basis:	Level I	Level II	Level III	Total
Impaired Loans:
June 30, 2010	$-	$8,241	$1,402	$9,643
December 31, 2009	$-	$4,564	$1,525	$6,089
Other real estate owned:
June 30, 2010	$-	$1,111	$-	$1,111
December 31, 2009	$-	$389	$-	$389
Mortgage Servicing Rights:
June 30, 2010	$-	$-	$565	$565
December 31, 2009	$-	$-	$583	$583

NOTE 5 – FAIR VALUE DISCLOSURE

The estimated fair values of the Company’s financial instruments are as follows (in thousands):

	June 30, 2010		December 31, 2009
	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial Assets:
Cash and cash equivalents	$21,304	$21,304	$21,287	$21,287
Investment securities	103,851	103,851	73,628	73,628
Net loans	401,155	418,151	403,759	419,825
Accrued interest receivable	1,909	1,909	1,842	1,842
Regulatory stock	1,741	1,741	1,741	1,741
Bank-owned life insurance	9,359	9,359	9,175	9,175
Mortgage servicing rights	565	565	583	583

Financial liabilities:
Deposits	462,807	465,485	443,116	446,972
Short-term borrowings	22,850	22,850	10,974	10,974
Other borrowed funds	21,487	22,827	24,402	25,964
Accrued interest payable	960	960	1,080	1,080

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

Financial Condition

Growth of $29,604,000 or 5.6% was recorded in total assets at June 30, 2010 over balances of December 31, 2009.

Investment securities available for sale increased $30,223,000 or 41.0 % from balances at December 31, 2009. In an effort to increase yield in the portfolio while working within our investment policy guidelines, we have increased our balances of mortgage-backed securities offered by government agencies by $19,790,000 or 459.6% and commercial paper balances by $9,450,000 or 72.4%. Mortgage-backed securities offer a reasonable yield and return both principal and interest payments monthly, supplementing our liquidity. We were able to increase our balances of commercial paper as highly rated companies offered these investments in 2010.

Total loans decreased by $2,222,000 or .5% during the first half of 2010 as compared to balances at December 31, 2009. In the first half of 2010, we sold loan participations of $3,000,000 within the summer camping industry segment in order to maintain internal concentration ratios. Commercial real estate loans declined by $2,928,000 in addition to the loans participated to other financial institutions. Commercial loan originations were $20,109,000 lower in the first six months of 2010 than in the same timeframe of 2009. That decrease combined with runoff associated with regularly scheduled loan payments was responsible for the decrease in this type of loan. This segment has traditionally driven the growth in our loan portfolio. Historically we have seen more robust lending to commercial borrowers in the summer camping industry but have noticed a slowdown in acquisition of new summer camps in this economic climate. Loans secured by 1 – 4 family residential homes increased by $3,586,000 or 4.7% which is represented by both traditional residential mortgages and small business loans that are secured by 1 – 4 family residential homes. Small business borrowers are turning to their residential properties for collateral to borrow for various purposes. In addition, we have seen a reduction in other loan originations to consumers both for residential needs and other purposes and believe that the economic slowdown and soft housing market have caused these borrowers to postpone borrowing decisions.

Other real estate owned increased $722,000 or 185.6% as we had a foreclosure action on a restaurant and several residential properties in the first half of the year. We also took receipt of a deed in lieu of foreclosure from one residential customer. Management is actively negotiating the sale of these properties.

Other assets increased $1,660,000 or 22.7% since December 31, 2009. The primary increase was the investment of $1,500,000 in a fixed rate annuity. In the current low interest rate environment we decided to purchase this insurance product which offers a spread to market rates and the opportunity to redeem a portion annually.

Total deposits increased $19,691,000 or 4.4% since December 31, 2009. We have recognized an increase of $7,792,000 or 19.6% in noninterest-bearing deposits with seasonal increases in commercial customers’ accounts and establishment of new relationships within the branch network. At the same time interest-bearing deposits increased $11,899,000 or 2.9%. Balances of money market accounts increased $14,253,000 or 34.6%. Some of this increase was based on the transfer of funds from customers who were invested in higher rate certificate of deposit accounts opened last year that have matured. We are not offering a similar product this year and therefore they are moving balances to the money market account which offers a rate higher than large money center funds. In addition, there are new accounts opened in all locations that compete directly with regional or larger institutions. We believe that customers are choosing the community bank, and particularly this type of account, in order to maintain liquidity while waiting for an increase in interest rates. Customers are expressing their desire to shift their accounts from larger institutions that have been highly publicized in the past few years. One customer in particular moved $6,500,000 from a certificate of deposit to a money market because they have a short term need for those funds and can maintain their liquidity while earning a similar return to what they were paid in a short term certificate of deposit. Interest-bearing checking balances grew $13,477,000 or 34.0% and statement savings deposits increased $2,736,000 or 8.1%. We have continued to offer attractive interest rates on these products and have offered a bump in interest on certificates of deposit to customers who utilize our platinum checking account which is an interest-bearing account that requires certain balance and usage in order to qualify. Certificates of deposit declined $18,939,000 or 6.6% during the first half of

2010. This decline includes the transfer of funds to money market of $6,500,000 noted above. We have discontinued the certificate of deposit special product which was paying 2.05% for the majority of last year and are currently offering interest rates much more in line with the national average for customers without the platinum relationship. The rates for platinum customers are up to .54% greater than standard rates, but still less than the 2009 special rates. In addition, we have increased the balances of CDARS certificate of deposit accounts by $3,532,000 or 58.8%. These accounts are used by customers who want their deposits fully insured by the FDIC as a risk management tool.

Short-term borrowings increased by $11,876,000 or 108.2% over the period with the entire increase in the Financial Manager sweep product. Each year our summer camp customers’ balances accumulate between camp seasons, peaking in June.

Other borrowed funds decreased $2,915,000 or 11.9% due to the maturity of $2,000,000 of Federal Home Loan Bank of Pittsburgh advances and other regularly scheduled principal payments on amortizing borrowings.

Other liabilities include a variety of additional liabilities. The total of all these accounts decreased $1,062,000 or 26.8% since December 31, 2009. At December 31, 2009 we had a liability for a bond purchase and not yet settled in the amount of $1,000,000. At June 30, 2010 we had no similar liability.

Stockholders’ equity increased $2,134,000 or 4.5% during the first half of 2010. Net income of $2,287,000 was offset by dividends declared of $1,150,000. Stock options granted to directors and officers that expired March 15, 2010 were exercised in the first quarter of the year thereby increasing equity by $600,000. In addition, we recognized an increase in the market value of our investment portfolio of $397,000 net of income taxes in the first six months of 2010, serving to increase the balance of accumulated other comprehensive income. Regulatory capital ratios remain strong with 11.7% total risk-based capital, 10.5% Tier I capital and a Tier I leverage ratio of 8.8%. The regulatory minimums to be well capitalized for these ratios are 10.0%, 6.0% and 5.0%, respectively.

Results of Operations

Comparison of the three months ended June 30, 2010 and 2009

The Company reported net income of $1,185,000 for the quarter ended June 30, 2010, representing an increase of $124,000 or 11.7% over the second quarter of 2009.

Net interest income of $4,107,000 in 2010 represented an increase of $184,000 or 4.7% from that recorded for the second quarter of 2009.

Total interest income declined by $27,000 or 0.4% in 2010 as compared to 2009. Interest and fees earned on loans declined $167,000 or 3.0% in 2010 over 2009. The bank continues to experience rate declines on variable interest rate loans as those with longer-term repricing structures tied to the prime rate adjust downward. The average balance of the loan portfolio increased $18,955,000 or 4.9% over the period while the average interest rate of the portfolio declined by .5% from 2009 to 2010, resulting in the average rate earned of 5.4% during the second quarter of 2010. As of June 30, 2010 we had $11,531,000 of loans in nonaccrual status which would have earned $160,000 of additional income in the second quarter if they were performing. At June 30, 2009, we had $7,822,000 of nonaccrual loans on which would have earned $146,000 of additional interest income.

Interest earned on taxable investments declined $96,000 or 34.3% in 2010 as compared to 2009. The average rate earned on the portfolio for the second quarter of 2010 was 1.97% as compared to 3.22% earned in the second quarter of 2009. The average balance of taxable investments increased $41,694,000 or 119.3% in 2010 compared to balances a year earlier. We have been able to increase the size of the investment portfolio due to growth in deposits combined with lower loan demand during the last year. New bond purchases were at significantly lower yields than those in the portfolio a year earlier due to the market interest rate declines over the past few years. With the quality of investments more difficult to ascertain in recent periods, we have chosen to invest more heavily in U.S. government agency and government-sponsored agency bonds rather than take the risk of investing in other types of securities. U.S. government agency bonds increased by $19,760,000 or 391.1% on average with the interest yield declining by 2.15% in 2010 as compared to the second quarter of 2009. Balances of government agency issued mortgage-backed securities increased $16,194,000 or 452.9% on average during the second quarter of 2010 as compared to the same quarter of 2009 with the average yield declining from 4.73% in 2009 to 2.90% in 2010. One reason that we are including these bonds more heavily in our portfolio is the opportunity to reinvest principal payments over the life of the bond, increasing liquidity. An important segment of our liquidity has historically been in the purchase of commercial paper. During 2008 we saw a vast decline in quality offerings of this type investment and therefore dramatically cut the total amount invested in them. In the past year we have seen a few more offerings in the market and have increased the average balance of these bonds by $8,357,000 or 50.5% but have seen a decline of .81% in the average interest rate earned on commercial paper.

Interest expense of $2,001,000 represented a decrease of $211,000 or 9.5% in the second quarter of 2010 as compared to the same period of 2009. Deposit interest expense declined $169,000 to $1,707,000 for the three months ended June 30, 2010 as compared to the same period in 2009. The average balance of interest-bearing deposits increased $71,569,000 or 21.0% in the second quarter of 2010 while the average cost was .55% less than during the same quarter of 2009. As certificates of deposits matured, we saw volatile deposits leave the bank and were able to re-write those deposits that stayed with lower interest rates. Management decided to discontinue a high interest rate certificate of deposit product in March 2010 while offering higher interest rate certificates of deposit to those customers who maintain active premium checking accounts with us.

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

Provision for loan loss expense was $330,000 for the second quarter of 2010, an increase of $58,000 or 21.3% from the same quarter of 2009. Economic indicators have deteriorated substantially during the past few years and have negatively affected the loan rating on several large loans, driving the provision expense higher. We have continued to monitor and adjust the allowance for loan loss as the analysis indicates and believe that the allowance for loan loss balance is adequate.

Noninterest income of $1,093,000 was $62,000 or 6.0% greater in 2010 than in 2009. Gains on mortgage loans held for sale declined $143,000 or 76.1% in 2010 as compared to income recognized in 2009 due to the large volume of refinances in 2009. Brokerage commissions increased $80,000 or 46.2% as customers continue to overcome their hesitancy to invest in the stock market combined with an increase in market values of asset-based fee accounts along with a surge in sales of insurance annuity products. The category of other noninterest income increased $137,000 or 64.9% in 2010 as compared to 2009. In the second quarter of 2009 we recognized a decline of $62,000 in the market value of our mortgage servicing rights the value of which was unchanged in 2010, thereby increasing other income. We also recognized a decline in the amortization of mortgage servicing rights, an offset to income, of $40,000 or 64.9% due to the decline of residential mortgage loan refinances from those seen in 2009. As residential loans that we originated and sold in previous periods for which we maintained the servicing rights are paid off, the value of those mortgage servicing rights become fully amortized, creating additional expense. This accounting resulted in larger contra income in 2009 than in 2010 when the volume of refinances declined. Interchange fees earned from our customers use of their debit cards has consistently increased as we offer debit cards to each new account and electronic payment methods gain more widespread acceptance. This fee income increased $27,000 or 24.9% in 2010 compared to 2009. As we are seeing fewer loan originations in 2010 than in the previous year, insurance commissions from the sale of title insurance has declined $40,000 or 92.3% in the second quarter of 2010 as compared to 2009. Smaller increases in other noninterest income accounts were responsible for the remaining gain in income for the second quarter of 2010 as compared to the same period in 2009.

Salaries and employee benefits increased $135,000 or 8.5% in the second quarter of 2010 as compared to 2009. Wages increased $42,000 or 3.6% in 2010 as compared to 2009 due primarily to annual salary increases for 2010. Since the beginning of 2010, we have made a concerted effort to manage the number of hours worked by non-exempt employees in order to control payroll costs. There were open management positions that were filled in late 2009. Employee benefits increased $35,000 or 12.3% as costs of medical insurance increased in 2010 along with having more employees eligible for the benefit in 2010 than a year earlier. Employer contributions for our employees 401(k) plan increased $56,000 or 175.2% as in 2009 we decreased the profit sharing contribution to 2% and have accrued that expense at our normal historical rate of 4% for 2010. Other miscellaneous employment expenses account for the remaining changes.

FDIC insurance assessments decreased $206,000 or 52.8% due to a special assessment of $224,000 which was unmatched in 2010. Offsetting that decline, the normal expense has increased based on our larger assessment base in 2010.

Federal income taxes for the second quarter were $426,000, an increase of $90,000 or 26.8% greater than the previous year. Due to differences in nontaxable income and other, smaller changes in taxable adjustments, the effective tax rate in 2010 was 26.4% as compared to 24.1% in 2009.

Comparison of the six months ended June 30, 2010 and 2009

Net income for the six months ended June 30, 2010 was $2,287,000 which was an increase of $149,000 or 7.0% over that reported a year earlier.

Net interest income of $8,074,000 was $170,000 or 2.2% greater than reported for the same period in 2009. Although interest income declined $148,000 or 1.2% in the first six months of 2010 as compared to 2009, interest expense declined $318,000 or 7.2% from a year earlier.

Interest and fees on loans of $10,931,000 was $265,000 less than what was earned for the first half of 2009. The average balance of the loans increased by $22,602,000 or 5.9% while the average interest rate received on the loans declined by .46% to 5.43% for the six months ended June 30, 2010. Approximately 76% of our loan portfolio carries a variable rate of interest, some of which were tied for two to three years upon origination with the interest rate adjusting in current periods to the new lower market rates. We expect to experience additional decreases in interest rates on these loans but at a much slower pace as the majority of the variable rate loans will have repriced downward by the end of 2010.

Interest expense of $4,079,000 was $318,000 or 7.2% lower for the first half of 2010 than the same period in 2009. Of that decline, interest expense on deposits declined $303,000 or 8.0%. Average interest-bearing deposits increased by $70,932,000 or 20.8% while the average interest rate paid for those deposits declined by .53% to 1.72% for the first half of 2010. As noted above, we discontinued offering a special rate on certificates of deposit which is the primary reason for lower interest expense on deposits. The average rate will continue to drop in the next few months as the last of those special rate certificates of deposit mature.

The provision for loan loss was $60,000 or 9.4% lower in the first half of 2010 than a year earlier. As noted above, we use a complex analysis to determine the appropriate level for the allowance for loan loss. In 2009 we placed over $7,000,000 of loans in nonaccrual status, one of the main determinants in the calculation of the appropriate level of the allowance. Although we have placed over $4,000,000 of additional loans in nonaccrual status, they did not require the same level of additional expense as the year before. We believe that the level of the allowance for loan loss is appropriate.

Noninterest income of $2,054,000 was $124,000 greater for the first half of 2010 than the same period in 2009. The primary sources of this increase were: 1) $88,000 or 69.9% lower amortization expense in relation to mortgage servicing rights due to a large decline in the number of residential mortgages refinanced in 2010 than 2009; 2) there was no adjustment in the market value of mortgage servicing rights in 2010 as compared to a decrease of $62,000 booked in the first half of 2009; 3) an increase of $53,000 or 27.4% in 2010 for debit card interchange fees, based on greater utilization of the cards by our customers; all of which was offset by; 4) a decline of $52,000 or 80.1% in fees collected by our title insurance subsidiary due to fewer loans processed this year than last.

Noninterest expense increased $123,000 or 1.9% in the first six months of 2010 as compared to 2009. Salaries and employee benefits increased $217,000 or 6.8% due primarily to the following: 1) wages increased $96,000 or 4.2% with the addition of two officers in 2010 and normal salary increases for the existing employees as officers were hired to fill the Trust officer position and prepare for the retirement of a commercial loan officer in May 2010; 2) an increase of $59,000 or 10.6% for employee benefits, the majority of which was due to an increase in the cost of health insurance for all employees along with having more employees eligible for this benefit; and 3) $51,000 or 40.6% greater expense for 401(k) profit sharing accrual because it was accrued at 4% in 2010 and 2% in 2009. Furniture and equipment expense declined $58,000 or 19.6% due primarily to a decrease in the cost of leasing equipment and the associated maintenance on that equipment. As we have outsourced daily data processing, we do not need the same level of equipment as when we processed in-house. The cost of FDIC insurance declined $166,000 or 31.5% as all banks incurred a one-time special assessment in 2009 for which we had $224,000 of additional costs. This insurance is based on asset size therefore the bank’s contribution increased as our balance sheet grew over the past year.

Federal income taxes of $802,000 were $82,000 or 11.4% greater in 2010 than in 2009 due to higher income before taxes along with smaller changes in the percentage of nontaxable income.

Liquidity and Cash Flows

To ensure that the Company can satisfy customer credit needs for current and future commitments and deposit withdrawal requirements, the Bank manages the liquidity position by ensuring that there are adequate short-term funding sources available for those needs. Liquid assets consist of cash and due from banks, federal funds sold, interest-bearing deposits with other banks and investment securities maturing in one year or less. The following table shows these liquidity sources, minus short-term borrowings, as of June 30, 2010 compared to December 31, 2009:

	June 30, 2010	December 31, 2009
(dollars in thousands)
Cash and due from banks	$6,519	$3,991
Interest-bearing deposits with other banks	14,785	14,296
Federal funds sold	-	3,000
Investment securities maturing or repricing in one year or less	41,911	30,924

	63,215	52,211
Less short-term borrowings	22,850	10,974

Net liquidity position	$40,365	$41,237

As a percent of total assets	7.3%	7.8%

The Bank has the ability to borrow from the Federal Home Loan Bank of Pittsburgh with the maximum borrowing capacity at June 30, 2010 of $185 million with an available balance of $158 million. Other sources of liquidity are cash flows from regularly scheduled payments and prepayments of loans, sales or maturities in the investment portfolio, sales of residential mortgages in the secondary market, operating income, deposit growth and access to the Federal Reserve Bank of Philadelphia discount window. The Consolidated Statement of Cash Flows specifically details the contribution of each source.

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

Risk Elements

The table below presents information concerning nonperforming assets including nonaccrual loans and loans 90 days or more past due at June 30, 2010 and December 31, 2009. A loan is classified as nonaccrual when, in the opinion of management, there are doubts about collectability of interest and principal. At the time the accrual of interest is discontinued, future income is recognized only when cash is received.

	June 30, 2010
(In thousands)	Past due 90 days or more	Nonaccrual

Real estate-construction loans	$-	$-
Real estate-mortgage loans	3,758	10,148
Commercial and industrial loans	4	1,365
Installment loans to individuals	22	18
Other loans	-	-

Total	$3,784	$11,531

	December 31, 2009
	Past due 90 days or more	Nonaccrual

Real estate-construction loans	$6	$-
Real estate-mortgage loans	1,988	5,966
Commercial and industrial loans	67	1,524
Installment loans to individuals	61	32
Other loans	30	-

Total	$2,152	$7,522

Interest income of $264,000 in the first half of 2010 and $243,000 in the same period of 2009 would have been recognized on nonaccrual loans if they had been performing in accordance with their original terms.

At June 30, 2010 there were loans classified as impaired of $11,453,000 with a related allowance for loan loss of $1,810,000. The average balance of these loans during 2010 was $11,560,000. During the second quarter of 2010 management placed a $4,217,000 commercial relationship with a children’s summer camp in nonaccrual status as a result of the customer filing for Chapter 11 bankruptcy. The bank has engaged legal counsel to represent our interests in collection efforts and has followed our internal guidelines for estimating the appropriate amount of additional allowance needed. Interest of $36,000 was recognized in 2010 on the loan that was placed in nonaccrual status during the second quarter of 2010. At December 31, 2009 there was $7,418,000 of loans classified as impaired for which there was a related allowance for loan loss of $1,329,000.

Management believes the level of the allowance for loan losses at June 30, 2010 is adequate to cover probable losses inherent in the loan portfolio. The relationship between the allowance for loan losses and outstanding loans is a function of the credit quality and known risk attributed to the loan portfolio. The on-going loan review program, along with management analysis, is used to determine the adequacy of the allowance for loan losses. Following is an analysis of transactions within the allowance for the first half of 2010:

Balance December 31, 2009	$6,253
Charge-offs:
Commercial, financial and agricultural	31
Real estate-construction	-
Real estate-mortgage	115
Installment loans to individuals	89

Total charge-offs	235

Recoveries:
Commercial, financial and agricultural	10
Real estate-construction	-
Real estate-mortgage	-
Installment loans to individuals	27

Total recoveries	37

Net charge-offs	198

Additions charged to operations	580

Balance at June 30, 2010	$6,635

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

	Statement of Interest Sensitivity Gap
	90 days or less	>90 days but < 1 year	1 - 5 years	>5 years	Total

Assets:
Interest-bearing deposits in other banks and federal funds sold	$14,785	$-	$-	$-	$14,785
Mortgage loans held for sale	-	-	-	-	-
Investment securities available for sale (5)	34,059	7,852	27,983	35,457	105,351
Loans (1) (4)	83,839	127,912	92,764	92,291	396,806

Rate sensitive assets	$132,683	$135,764	$120,747	$127,748	$516,942

Liabilities:
Interest-bearing deposits:
Interest-bearing demand (2)	$4,245	$13,265	$35,551	$-	$53,061
Money market (3)	9,423	27,717	18,293	-	55,433
Savings (2)	3,232	10,099	27,065	-	40,396
Time deposits	113,254	105,382	47,802	-	266,438
Short-term borrowings	22,850	-	-	-	22,850
Other borrowings	1,465	1,426	11,370	7,226	21,487

Rate sensitive liabilities	$154,469	$157,889	$140,081	$7,226	$459,665

Interest sensitivity gap	$(21,786)	$(22,125)	$(19,334)	$120,522	$57,277
Cumulative gap	$(21,786)	$(43,911)	$(63,245)	$57,277
Cumulative gap to total assets	(3.89%)	(7.84%)	(11.29%)	10.22%

(1)

Loans are included in the earlier period in which interest rates are next scheduled to adjust or in which they are due. No adjustment has been made for scheduled repayments or for anticipated prepayments.

(2)	Interest-bearing demand deposits and savings are segmented based on the percentage of decay method. The decay rates used include “90 days or less” 8%,“ >90 days but <1 year” 25% and “1-5 years” 67%.

(3)	Money market deposits are segmented based on the percentage of decay method. The decay rates used include “90 days or less” 17%, “>90 days but < 1 year” 50% and “1-5 years” 33%.

(4)	Does not include loans in nonaccrual status, deposit overdrafts, unposted items or deferred fees on loans.

(5)

Investments are included in the earlier period in which interest rates are next scheduled to adjust or in which they are due. Included are U.S. Government Agency step-up bonds characterized by having tiered interest rates over their life. Due to this feature these securities have been reallocated from their maturity date to their next step-up date. The specific impact of this policy by timeframe is as follows: “90 days or less” increased $5,183, “>90 days but < 1 year” increased $1,503, “1-5 years” decreased $4,685 and “>5 years” decreased $2,001. In addition, municipal bonds and corporate bonds with market values of $2,490 and $1,230, respectively, have been reallocated from the “>5 year” category to “90 days or less” because they are variable interest rate bonds, some of which have a 7 day put feature. A corporate bond with a market value of $249 was reallocated from “1 - 5 years” to “90 days or less” because the interest rate reprices quarterly.

As this report shows, the Company was liability sensitive in the one year period at June 30, 2010 with many of the higher costing liabilities maturing or repricing before assets in this timeframe. We expect that interest rates will increase at some point; as that occurs the variable interest rate loans will reprice upward. We anticipate that higher interest rate certificate of deposits will reprice to new, lower rates because we do not expect to offer any certificate of deposit special products; therefore interest margins should continue to improve.

The second report used to monitor interest rate risk is the Analysis of Sensitivity to Changes in Market Interest Rates. This tool attempts to determine the affect on income of various shifts in the interest rate environment. We have presented this analysis for three different scenarios, a change in rates of 100, 200 or 300 basis points in order to offer a more in-depth analysis. A shift of 200 basis points, or 2% in interest rates, is the industry standard. Given an immediate parallel upward shift of 200 basis points, net interest income would decrease by $571,000 or 3.1% while net income would decrease $359,000 or 6.7%. This analysis makes the shift automatic and equal for both assets and liabilities and does not take into consideration management’s ability to change the rates for deposits in a different fashion. We would not expect to make this parallel shift in deposit interest rates. Even given that this analysis does not actually assimilate the reality of our actions when rates do increase, the results of a potential shift of 200 basis points in either direction are within internal policy guidelines. If the results were not tolerable, our policy would determine that management should reallocate the balance sheet in order to maintain compliance with the policy. If interest rates were to immediately increase by 200 basis points, the economic value of equity (EVE) would decrease by $6,741,000 or 11.2%, which is within our policy guidelines. The economic value of equity is sometimes referred to as the present value of equity and is presented as one more statistic to monitor in managing interest rate risk.

ANALYSIS OF SENSITIVITY TO CHANGES IN MARKET INTEREST RATES

	100 basis points
	Up		Down
	Amount	%	Amount	%

Net interest income	$(342)	-1.85%	$700	3.79%
Net income	$(217)	-4.02%	$450	8.36%
EVE	$(3,336)	-5.52%	$5,112	8.46%

	200 basis points
	Up		Down
	Amount	%	Amount	%

Net interest income	$(571)	-3.09%	$(356)	-1.92%
Net income	$(359)	-6.66%	$(257)	-4.76%
EVE	$(6,741)	-11.15%	$10,326	17.08%

	300 basis points
	Up		Down
	Amount	%	Amount	%

Net interest income	$(879)	-4.76%	$(1,553)	-8.40%
Net income	$(552)	-10.25%	$(1,056)	-19.62%
EVE	$(11,544)	-19.09%	$14,379	23.78%

CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

As of June 30, 2010 an evaluation was performed under the supervision and with the participation of the Company’s management, including the CEO and CFO, on the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the Company’s management, including the CEO and CFO, concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2010. There have been no significant changes in the Company’s internal controls over financial reporting or in other factors that could significantly affect internal controls during the quarter.

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
There were no material changes to the risk factors described in Item 1a. of Dimeco’s Annual Report on Form 10K for the period ended December 31, 2009.

Item 2	-	Unregistered Sales of Equity Securities and Use of Proceeds

Item 3	-	Defaults upon Senior Securities
NONE

Item 4	-	Reserved

Item 5	-	Other Information
NONE

Item 6 -	Exhibits

Form 8K – Report on July 8, 2010 – News Release of Registrant
Form 8K – Report on July 22, 2010 – News Release of Registrant

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

DIMECO, INC.

Date: August 13, 2010	By:	/s/ Gary C. Beilman
Gary C. Beilman
President and Chief Executive Officer

Date: August 13, 2010	By:	/s/ Maureen H. Beilman
Maureen H. Beilman
Chief Financial Officer