Form 10-Q
period 2010-09-30
DIMECO INC
filed 2010-11-15
CIK 898037

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OF 15(D) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

or

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

Yes       No X

As of November 1, 2010 the registrant had outstanding 1,598,218 shares of its common stock, par value $.50 share.

Dimeco, Inc.

Dimeco, Inc.

CONSOLIDATED BALANCE SHEET (unaudited)

	September 30, 2010	December 31, 2009
(in thousands)
Assets
Cash and due from banks	$5,756	$3,991
Interest-bearing deposits in other banks	12,106	14,296
Federal funds sold	-	3,000

Total cash and cash equivalents	17,862	21,287

Mortgage loans held for sale	170	-

Investment securities available for sale	81,007	73,628

Loans (net of unearned income of $37 and $101)	422,128	410,012
Less allowance for loan losses	7,152	6,253

Net loans	414,976	403,759

Premises and equipment	10,456	10,965
Accrued interest receivable	1,857	1,842
Bank-owned life insurance	9,451	9,175
Other real estate owned	1,111	389
Prepaid FDIC insurance	1,780	2,309
Other assets	9,384	7,303

TOTAL ASSETS	$548,054	$530,657

Liabilities
Deposits :
Noninterest-bearing	$48,964	$39,687
Interest-bearing	410,709	403,429

Total deposits	459,673	443,116

Short-term borrowings	13,536	10,974
Other borrowed funds	20,022	24,402
Accrued interest payable	757	1,080
Other liabilities	3,779	3,968

TOTAL LIABILITIES	497,767	483,540

Stockholders’ Equity
Common stock, $.50 par value; 5,000,000 shares authorized;
1,652,318 and 1,613,878 shares issued	826	807
Capital surplus	6,184	5,552
Retained earnings	44,155	42,318
Accumulated other comprehensive income	1,189	507
Treasury stock, at cost (54,100 shares)	(2,067)	(2,067)

TOTAL STOCKHOLDERS’ EQUITY	50,287	47,117

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$548,054	$530,657

See accompanying notes to the unaudited consolidated financial statements.

Dimeco, Inc.

CONSOLIDATED STATEMENT OF INCOME (unaudited)

(in thousands, except per share)	For the three months ended September 30,		For the nine months ended September 30,
	2010	2009	2010	2009
Interest Income
Interest and fees on loans	$5,593	$5,617	$16,524	$16,813
Investment securities:
Taxable	370	263	1,042	914
Exempt from federal income tax	254	240	768	691
Other	16	3	52	6

Total interest income	6,233	6,123	18,386	18,424

Interest Expense
Deposits	1,463	1,887	4,966	5,693
Short-term borrowings	37	31	113	101
Other borrowed funds	237	290	737	811

Total interest expense	1,737	2,208	5,816	6,605

Net Interest Income	4,496	3,915	12,570	11,819

Provision for loan losses	520	260	1,100	900

Net Interest Income After Provision for Loan Losses	3,976	3,655	11,470	10,919

Noninterest Income
Service charges on deposit accounts	303	386	995	1,116
Mortgage loans held for sale gains, net	76	119	171	461
Investment securities gains (losses)	24	(22)	18	(49)
Brokerage commissions	187	121	578	363
Earnings on bank-owned life insurance	108	108	318	307
Other income	320	315	992	759

Total noninterest income	1,018	1,027	3,072	2,957

Noninterest Expense
Salaries and employee benefits	1,653	1,595	5,047	4,772
Occupancy expense, net	265	257	842	823
Furniture and equipment expense	119	150	358	447
Professional fees	215	138	568	451
Data processing expense	172	165	527	472
FDIC insurance	204	181	565	708
Other expense	620	705	1,800	1,854

Total noninterest expense	3,248	3,191	9,707	9,527

Income before income taxes	1,746	1,491	4,835	4,349
Income taxes	471	405	1,273	1,125

NET INCOME	$1,275	$1,086	$3,562	$3,224

Earnings per Share - basic	$0.80	$0.70	$2.24	$2.07

Earnings per Share - diluted	$0.80	$0.69	$2.24	$2.04

Dividends per share	$0.36	$0.36	$1.08	$1.08

Average shares outstanding - basic	1,597,745	1,559,115	1,589,955	1,558,573
Average shares outstanding - diluted	1,599,302	1,582,631	1,590,703	1,579,926

See accompanying notes to the unaudited consolidated financial statements.

Dimeco, Inc.

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (unaudited)

	For the three months ended September 30,		For the nine months ended September 30,
(amounts in thousands)	2010	2009	2010	2009
Net income	$1,275	$1,086	$3,562	$3,224

Other comprehensive income:
Unrealized gain on available for sale securities	431	841	1,033	963
Less: Reclassification adjustment for (gains) losses included in net income	(24)	22	(18)	49

Other comprehensive income before tax	407	863	1,015	1,012
Income tax expense related to other comprehensive income	138	294	345	345

Other comprehensive income, net of tax	269	569	670	667

Comprehensive income	$1,544	$1,655	$4,232	$3,891

See accompanying notes to the unaudited consolidated financial statements.

Dimeco, Inc.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (unaudited)

(amounts in thousands)	Common Stock	Capital Surplus	Retained Earnings	Accumulated Other Comprehensive Income	Treasury Stock	Total Stockholders’ Equity
Balance, December 31, 2009	$807	$5,552	$42,318	$507	$(2,067)	$47,117
Net income			3,562			3,562
Unrealized gain on available for sale securities, net of tax expense of $351				682		682
Exercise of stock options (38,440 shares)	19	632				651
Cash dividends ($1.08 per share)			(1,725)			(1,725)

Balance, September 30, 2010	$826	$6,184	$44,155	$1,189	$(2,067)	$50,287

See accompanying notes to the unaudited consolidated financial statements.

Dimeco, Inc.

CONSOLIDATED STATEMENT OF CASH FLOWS (unaudited)

	For the nine months ended September 30,
(in thousands)		2010		2009
Operating Activities
Net income	$	3,562	$	3,224
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses		1,100		900
Depreciation and amortization		771		883
Amortization (accretion) of premium and discount on investment securities, net		207		(195)
Amortization of net deferred loan origination fees		(110)		(113)
Investment securities (gains) losses		(18)		49
Origination of loans held for sale		(5,220)		(22,351)
Proceeds from sale of loans		5,222		21,144
Mortgage loans sold gains, net		(171)		(461)
Loss on sale of other real estate owned		1		139
Decrease (increase) in accrued interest receivable		(15)		287
Decrease in accrued interest payable		(323)		(235)
Deferred federal income taxes		(617)		(104)
Earnings on bank owned life insurance		(318)		(307)
Decrease in prepayment of FDIC insurance assessment		529		-
Other, net		373		(76)

Net cash provided by operating activities		4,973		2,784

Investing Activities
Investment securities available for sale:
Proceeds from sales		5,478		1,262
Proceeds from maturities or paydown		192,536		141,978
Purchases		(205,549)		(147,077)
Net increase in loans		(13,094)		(25,285)
Investment in Limited Partnership		-		(2,729)
Purchase of Federal Home Loan Bank stock		-		(67)
Purchase of fixed annuity		(1,500)		-
Purchase of bank-owned life insurance		-		(279)
Proceeds from the sale of other real estate owned		165		1,467
Purchase of premises and equipment		(85)		(722)

Net cash used for investing activities		(22,049)		(31,452)

Financing Activities
Net increase in deposits		16,557		39,112
Increase in short-term borrowings		2,562		131
Proceeds of other borrowed funds		-		1,850
Repayment of other borrowed funds		(4,380)		(1,296)
Purchase of treasury stock		-		(35)
Proceeds from exercise of stock options		651		38
Cash dividends paid		(1,739)		(1,683)

Net cash provided by financing activities		13,651		38,117

Increase (decrease) in cash and cash equivalents		(3,425)		9,449

Cash and cash equivalents at beginning of period		21,287		3,993

Cash and cash equivalents at end of period	$	17,862	$	13,442

Amount paid for interest	$	6,140	$	6,840

Amount paid for income taxes	$	1,265	$	1,400

Noncash investing activities:
Transfer of loans to other real estate owned	$	849	$	390

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

In January 2010, the FASB issued ASU 2010-05, Compensation – Stock Compensation (Topic 718): Escrowed Share Arrangements and the Presumption of Compensation. ASU 2010-05 updates existing guidance to address the SEC staff’s views on overcoming the presumption that for certain shareholders escrowed share arrangements represent compensation. ASU 2010-05 was effective January 15, 2010. The adoption of this guidance did not have a material impact on the Company’s financial position or results of operation.

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

In August, 2010, the FASB issued ASU 2010-21, Accounting for Technical Amendments to Various SEC Rules and Schedules. This ASU amends various SEC paragraphs pursuant to the issuance of Release No. 33-9026: Technical Amendments to Rules, Forms, Schedules, and Codification of Financial Reporting Policies and is not expected to have a significant impact on the Company’s financial statements.

In August, 2010, the FASB issued ASU 2010-22, Technical Corrections to SEC Paragraphs – An announcement made by the staff of the U.S. Securities and Exchange Commission. This ASU amends various SEC paragraphs based on external comments received and the issuance of SAB 112, which amends or rescinds portions of certain SAB topics and is not expected to have a significant impact on the Company’s financial statements.

Stock Options

The Company maintains a stock option plan for key officers and non-employee directors. There were no options granted in 2010 or 2009.

On April 22, 2010 the Company adopted the 2010 Equity Incentive Plan in order to issue options in future periods. No options have been granted under that plan at this time.

As of September 30, 2010 and 2009, there was no unrecognized compensation cost to unvested share-based compensation awards granted.

NOTE 2 – EARNINGS PER SHARE

There are no convertible securities which would affect the numerator in calculating basic and diluted earnings per share; therefore, net income as presented on the Consolidated Statement of Income (unaudited) will be used as the numerator. The following table sets forth the composition of the weighted-average common shares (denominator) used in the basic and diluted earnings per share computation:

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
Weighted average common stock outstanding	1,651,845	1,613,215	1,644,055	1,612,446

Average treasury stock	(54,100)	(54,100)	(54,100)	(53,873)

Weighted average common stock and common stock equivalents used to calculate basic earnings per share	1,597,745	1,559,115	1,589,955	1,558,573

Additional common stock equivalents (stock options) used to calculate diluted earnings per share	1,557	23,516	748	21,353

Weighted average common stock and common stock equivalents used to calculate diluted earnings per share	1,599,302	1,582,631	1,590,703	1,579,926

NOTE 3 – INVESTMENTS

The amortized cost and estimated market value of investment securities are summarized as follows (in thousands):

	September 30, 2010
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
AVAILABLE FOR SALE
U.S. government agencies	$13,602	$121	$(13)	$13,710
Mortgage-backed securities	24,372	281	(54)	24,599
Obligations of states and political subdivisions:
Taxable	675	39	-	714
Tax-exempt	26,453	959	(7)	27,405
Corporate securities	3,510	530	-	4,040
Commercial paper	10,023	-	-	10,023

Total debt securities	78,635	1,930	(74)	80,491
Equity securities	572	75	(131)	516

Total	$79,207	$2,005	$(205)	$81,007

	December 31, 2009
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
AVAILABLE FOR SALE
U.S. government agencies	$22,178	$53	$(111)	$22,120
Mortgage-backed securities	4,182	143	(20)	4,305
Obligations of states and political subdivisions:
Taxable	400	15	-	415
Tax-exempt	26,279	452	(58)	26,673
Corporate securities	6,211	426	(1)	6,636
Commercial paper	13,045	-	-	13,045

Total debt securities	72,295	1,089	(190)	73,194
Equity securities	565	35	(166)	434

Total	$72,860	$1,124	$(356)	$73,628

The following table shows the Company’s fair value and gross unrealized losses, aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position (in thousands):

	September 30, 2010
	Less than Twelve Months		Twelve Months or Greater		Total
	Estimated Market Value	Gross Unrealized Losses	Estimated Market Value	Gross Unrealized Losses	Estimated Market Value	Gross Unrealized Losses
U.S. Government agencies	$2,421	$13	$-	$-	$2,421	$13
Mortgage-backed securities	4,883	54	-	-	4,883	54
Obligations of states and political subdivisions	-	-	239	7	239	7
Corporate securities	-	-	-	-	-	-

Total debt securities	7,304	67	239	7	7,543	74
Equity securities	55	5	143	126	198	131

Total	$7,359	$72	$382	$133	$7,741	$205

	December 31, 2009
	Less than Twelve Months		Twelve Months or Greater		Total
	Estimated Market Value	Gross Unrealized Losses	Estimated Market Value	Gross Unrealized Losses	Estimated Market Value	Gross Unrealized Losses
U.S. Government agencies	$13,765	$111	$-	$-	$13,765	$111
Mortgage-backed securities	976	19	23	1	999	20
Obligations of states and political subdivisions	4,442	53	343	5	4,785	58
Corporate securities	131	1	-	-	131	1

Total debt securities	19,314	184	366	6	19,680	190
Equity securities	85	4	158	162	243	166

Total	$19,399	$188	$524	$168	$19,923	$356

The Company reviews its position quarterly and has asserted that at September 30, 2010, the declines outlined in the above tables represent temporary declines and the Company does not intend to sell and does not believe they will be required to sell these securities before recovery of their cost basis, which may be at maturity. There were 26 and 59 positions that were temporarily impaired at September 30, 2010 and December 31, 2009, respectively. The Company has concluded that the unrealized losses disclosed above are not other than temporary, but are the result of interest rate changes, sector credit ratings changes or company-specific ratings changes that are not expected to result in the non-collection of principal and interest during the period.

The Company received proceeds of $18,000 in 2010 from the sales of securities. A loss of $6,000 was due to a merger during the second quarter and a gain of $24,000 was from sales of securities in the third quarter of 2010. The Company received proceeds of $1,262,000 from sales of securities in 2009. Those sales represented gross gains of $52,000 and gross losses of $74,000. In addition, the Company recognized a loss of $27,000 on an equity merger transaction during 2009.

The amortized cost and estimated market value of debt securities at September 30, 2010, by contractual maturity, are shown below. Expected maturities of mortgage-backed securities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepay penalties (in thousands):

	Available for Sale
	Amortized Cost	Fair Value
Due in one year or less	$20,175	$20,263
Due after one year through five years	23,214	23,752
Due after five years through ten years	16,259	16,813
Due after ten years	18,987	19,663

Total debt securities	$78,635	$80,491

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

The following is a description of the valuation methodologies the Company uses for financial instruments recorded at fair value on either a recurring or nonrecurring basis:

Securities Available for Sale

Securities available for sale consists of both debt and equity securities. These securities are recorded at fair value on a recurring basis. At September 30, 2010 and December 31, 2009, all of these securities used valuation methodologies involving market based or market derived information, collectively Level 1 and Level 2 measurements, to measure fair value.

The Company closely monitors market conditions involving assets that have become less actively traded. If the fair value measurement is based upon recent observable market activity of such assets or comparable assets (other than forced or distressed transactions) that occur in sufficient volume, and do not require significant adjustment using unobservable inputs, those assets are classified as Level I or Level II; if not, they are classified as Level III. Making this assessment requires significant judgment.

The Company uses prices from independent pricing services and, to a lesser extent, indicative (non-binding) quotes from independent brokers to measure securities.

The following tables present the assets reported on the consolidated statements of financial condition at their fair value as of September 30, 2010 and December 31, 2009 by level within the fair value hierarchy. As required by ASC 820, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

	September 30, 2010
	Level I	Level II	Level III	Total
Assets:
U.S. government agencies	$-	$13,710	$-	$13,710
Mortgage-backed securities	-	24,599	-	24,599
Obligations of states and political subdivisions:
Taxable	-	714	-	714
Tax-exempt	-	27,405	-	27,405
Corporate securities	-	4,040	-	4,040
Commercial paper	10,023	-	-	10,023

Total debt securities	10,023	70,468	-	80,491
Equity securities	516	-	-	516

Total	$10,539	$70,468	$-	$81,007

	December 31, 2009
	Level I	Level II	Level III	Total
Assets:
U.S. government agencies	$-	$22,120	$-	$22,120
Mortgage-backed securities	-	4,305	-	4,305
Obligations of states and political subdivisions:
Taxable	-	415	-	415
Tax-exempt	-	26,673	-	26,673
Corporate securities	-	6,636	-	6,636
Commercial paper	13,045	-	-	13,045

Total debt securities	13,045	60,149	-	73,194
Equity securities	434	-	-	434

Total	$13,479	$60,149	$-	$73,628

The following table presents the assets measured on a nonrecurring basis on the consolidated statements of financial condition at their fair value as of September 30, 2010 and December 31, 2009, by level within the fair value hierarchy. Impaired loans that are collateral dependent are written down to fair value through the establishment of specific reserves. Techniques used to value the collateral that secure the impaired loan include: quoted market prices for identical assets classified as Level I inputs; observable inputs, employed by certified appraisers, for similar assets classified as Level II inputs. In cases where valuation techniques included inputs that are unobservable and are based on estimates and assumptions developed by management based on the best information available under each circumstance, the asset valuation is classified as Level III inputs.

Assets measured on a nonrecurring basis:	Level I	Level II	Level III	Total
Impaired Loans:
September 30, 2010	$-	$8,114	$-	$8,114
December 31, 2009	$-	$4,564	$1,525	$6,089
Other real estate owned:
September 30, 2010	$-	$1,111	$-	$1,111
December 31, 2009	$-	$389	$-	$389
Mortgage Servicing Rights:
September 30, 2010	$-	$-	$549	$549
December 31, 2009	$-	$-	$583	$583

NOTE 5 – FAIR VALUE DISCLOSURE

The estimated fair values of the Company’s financial instruments are as follows (in thousands):

	September 30, 2010		December 31, 2009
	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial Assets:
Cash and cash equivalents	$17,862	$17,862	$21,287	$21,287
Mortgage loans held for sale	$170	$170	$-	$-
Investment securities	$81,007	$81,007	$73,628	$73,628
Net loans	$414,976	$435,764	$403,759	$419,825
Accrued interest receivable	$1,857	$1,857	$1,842	$1,842
Regulatory stock	$1,741	$1,741	$1,741	$1,741
Bank-owned life insurance	$9,451	$9,451	$9,175	$9,175
Mortgage servicing rights	$549	$549	$583	$583

Financial liabilities:
Deposits	$459,673	$462,996	$443,116	$446,972
Short-term borrowings	$13,536	$13,537	$10,974	$10,974
Other borrowed funds	$20,022	$21,944	$24,402	$25,964
Accrued interest payable	$757	$757	$1,080	$1,080

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

Commitments to Extend Credit and Standby Letters of Credit

These financial instruments are generally not subject to sale, and estimated fair values are not readily available. The carrying value represented by the net deferred fee arising from the unrecognized commitment or letter of credit, and the fair value, determined by discounting the remaining contractual fee over the term of the commitment using fees currently charged to enter into similar agreements with similar credit risk, are not considered material for disclosure.

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

Financial Condition

Total assets at September 30, 2010 were $548,054,000 or 3.3% greater than at December 31, 2009. Earlier growth during the year was offset in the third quarter due to a decrease in deposits as higher costing certificates of deposit matured and were not all renewed at the lower rates offered.

Total cash and cash equivalents declined $3,425,000 or 16.1% due mainly to elimination of federal funds sold at September 30, 2010. With interest rates at this historically low point, we employed cash in other types of higher yielding investments.

Investment securities available for sale increased $7,379,000 or 10.0 % from balances at December 31, 2009. In an effort to increase yield in the portfolio while working within our investment policy guidelines, we have increased balances of mortgage-backed securities offered by government agencies by $20,294,000 or 471.3%. These securities offer a reasonable yield and return both principal and interest payments monthly, supplementing liquidity. U.S. government agency bonds in the portfolio at December 31, 2009 contained call features and most of those bonds enacted the call in 2010 at the first possible opportunity, thereby decreasing these type investments by $8,410,000 or 38.0%. Smaller changes in other types of investments were responsible for the remaining change.

Total loans increased by $12,116,000 or 3.0% during the first three quarters of 2010 as compared to balances at December 31, 2009. We have seen a decrease in loan originations over the levels we experienced in the past. Loans secured by 1-4 family homes increased $4,950,000 or 6.5%. Small business borrowers continue to use their residential properties for collateral to borrow for various purposes. Additionally, low interest rates have increased activity in the residential and home equity loan categories. Commercial real estate loans increased $3,261,000 or 1.3% in spite of selling loan participations of $3,000,000 within the summer camping industry segment during the first half of 2010. Commercial and industrial loans increased $3,025,000 or 7.1% with the loans spread through various business sectors and carrying an average loan amount of $53,000. Construction and development loans grew by $2,440,000 or 15.0%. This increase consists primarily of owner-occupied commercial projects and owner-occupied residential construction.

Other real estate owned increased $722,000 or 185.6% as we had a foreclosure action on a restaurant and several residential properties in the first half of the year. We also took receipt of a deed in lieu of foreclosure from one residential customer. Management is actively negotiating the sale of these properties.

Other assets increased $2,081,000 or 28.5% since December 31, 2009. The primary increase was the investment of $1,500,000 in a fixed rate annuity. In the current low interest rate environment we decided to purchase this insurance product which offers a spread to market rates and the opportunity to redeem a portion annually. In addition, accounting for federal income tax has created an increase in deferred taxes of $617,000 or 40.9% over the amount at December 31, 2009 due to an increase related to provision for loan loss expense.

Total deposits increased $16,557,000 or 3.7% since December 31, 2009. Although we have seen an increase in this number since the beginning of the year, these deposits declined from balances recorded at June 30, 2010 primarily due to a decline in certificates of deposit. Management decided that it would be best to allow more volatile certificates of deposit to runoff and developed a relationship product to offer those customers who chose to maintain balances with us. Noninterest-bearing deposits increased $9,277,000 or 23.4% as commercial customers’ accounts show greater balances along with the establishment of new relationships within the branch network. At the same time, interest-bearing deposits increased $7,280,000 or 1.8%. Balances of money market accounts increased $22,819,000 or 55.4% since December 31, 2009. Some of this increase was based on the transfer of funds from customers who were invested in our higher rate certificate of deposit accounts which were opened in 2009 and matured in 2010. We are not offering a similar product this year and therefore they are moving balances to money market accounts which offer a higher rate than large money center accounts. In addition, there are new accounts opened in all of our locations that compete directly with regional or larger institutions. We believe that customers are choosing the community bank, and investing in this type of account, in order to maintain liquidity while waiting for an increase in interest rates. One customer who has a short term need for the funds moved $6,500,000 from our certificate of deposit to their money market account to maintain liquidity while earning a similar return to what they were paid in a short term certificate of deposit. Interest-bearing checking balances of $410,709,000 at September 30, 2010 were $21,787,000 or 55.0% greater than at the end of 2009. One customer with high deposit balances had a large balance in their interest-bearing checking account at September 30, 2010 which accounted for the majority of that increase. These deposits are typically invested in certificates of deposit shortly after the end of the third quarter. We have continued to offer attractive interest rates on these products and have offered a higher interest rate on certificates of deposit to customers who utilize our platinum checking account, an interest-bearing account that requires a minimum balance along with usage in a particular fashion. Certificates of deposit declined $39,438,000 or 13.8% from balances at year end. This decline includes the transfer of funds to money market accounts as noted above. We have discontinued the certificate of deposit special product which was paying 2.05% for the majority of last year and are currently offering interest rates much more in line with the national average for customers without the platinum relationship. The rates for platinum customers are up to .55% greater than our standard rates, but are still less than the 2009 special rates. In addition, we have increased the balances of CDARS certificate of deposit accounts by $8,543,000 or 142.1%. These accounts have previously been offered to our customers who wish to assure all of their funds are fully insured by the FDIC. In the third quarter of 2010 we also booked $10,379,000 of CDARS deposits that we did not reciprocate, meaning that these balances were purchased rather than originated through our branch network. This is one of the liquidity management tools that we had identified as an alternative to borrowing from correspondent banks and it offered favorable interest rates to other options available at the time.

Other borrowed funds decreased $4,380,000 or 17.9% due to the maturity of $3,000,000 of Federal Home Loan Bank of Pittsburgh advances along with other regularly scheduled principal payments on amortizing borrowings.

Stockholders’ equity increased $3,170,000 or 6.7% during the first three quarters of 2010. Net income of $3,562,000 was offset by dividends declared of $1,725,000. Stock options granted to directors and officers were exercised in 2010 thereby increasing equity by $651,000. In addition, we recognized an increase in the market value of our investment portfolio of $682,000 net of income taxes in the first nine months of 2010, serving to increase the balance of accumulated other comprehensive income. Regulatory capital ratios remain strong with 12.0% total risk-based capital, 10.7% Tier I capital and a Tier I leverage ratio of 9.1%. The regulatory minimums to be well capitalized for these ratios are 10.0%, 6.0% and 5.0%, respectively.

Results of Operations

Comparison of the three months ended September 30, 2010 and 2009

The Company reported net income of $1,275,000 for the quarter ended September 30, 2010, representing an increase of $189,000 or 17.4% over the third quarter of 2009.

Net interest income, the largest portion of income, was $4,496,000 for the third quarter of 2010, an increase of $581,000 or 14.8% greater than recorded for the third quarter of 2009.

Total interest income increased by $110,000 or 1.8% for the third quarter of 2010 as compared to 2009. Interest and fees earned on loans declined $24,000 or .4% in 2010 over 2009 although the average balance of the loan portfolio increased by $15,708,000 or 3.9%. At the same time, the average interest rate of the portfolio declined by .3%, resulting in the average rate earned of 5.4% during the third quarter of 2010. Throughout 2010 we continued to experience rate declines on variable interest rate loans as those with longer-term repricing structures tied to the prime rate adjusted downward. We have implemented interest rate floors on new financing and on renewal of any lines of credit as they mature. Compounding the decline in interest earned was the balance of loans in nonaccrual status at September 30, 2010 of $9,871,000 which would have earned $124,000 of additional income if they were performing. At September 30, 2009, the balance of nonaccrual loans was $7,657,000 which would have earned $118,000 of additional interest income.

Interest earned on taxable investments increased $107,000 or 40.7% in the third quarter of 2010 as compared to the same period of 2009. The average rate earned on the portfolio for the third quarter of 2010 was 2.3% as compared to 3.2% in 2009. The average balance of taxable investments for the quarter increased $31,114,000 or 94.6% in 2010 compared to balances a year earlier. We have been able to increase the size of the investment portfolio due to growth in deposits combined with lower loan demand. As the prolonged economic recovery continues, new bond offerings are at significantly lower yields than those in the portfolio. During this time we have chosen to invest more heavily in U.S. government agency and government-sponsored agency bonds rather than take the risk of investing in other types of securities. The average balance of U.S. government agency bonds increased $11,209,000 or 160.3% with the interest yield declining by 1.5% in 2010 as compared to those in portfolio during the third quarter of 2009. Balances of government agency issued mortgage-backed securities increased $20,707,000 or 518.2% on average during the third quarter of 2010 as compared to the same quarter of 2009 and the average yield declined from 4.8% in 2009 to 2.9% in 2010. Another benefit to include more of these bonds in our portfolio is that they offer the opportunity to reinvest principal payments over the life of the bond, benefiting our liquidity needs.

Interest expense declined $471,000 or 21.3% in the third quarter of 2010 as compared to the same period of 2009. The main component of this is related to interest paid on deposits. Deposit interest expense declined $424,000 to $1,463,000 for the three months ended September 30, 2010 as compared to the same period in 2009. The average balance of interest-bearing deposits increased $44,268,000 or 12.4% in the third quarter of 2010 while the average cost was .7% less than during the same quarter of 2009. Customers increased their average balance in several deposit categories with money market balances increasing by $19,829,000 or 52.5% and time deposits increasing $11,853,000 or 4.9% along with lesser growth in other interest-bearing deposit accounts. As certificates of deposits which were originated in 2009 matured, we saw volatile deposits leave the bank and were able to renew those deposits that stayed at lower rates of interest. In March 2010 we stepped up marketing on relationship deposit products, offering a higher interest rate on certificates of deposit to those customers who maintained checking accounts with specific activity. This action increased balances for many deposit types.

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

Provision for loan loss expense was $260,000 or 100.0% greater in the third quarter of 2010 than the same quarter of 2009. Growth in the loan portfolio combined with deterioration of many economic indicators has negatively affected the loan rating on several large loans, thereby driving provision expense higher. We have continued to monitor and adjust the allowance for loan loss as the analysis indicates and believe that the allowance for loan loss balance is adequate.

Total noninterest income was similar in the third quarter of 2010 as in 2009. There were variations in various aspects of noninterest income that are noted here. Service charges on deposit accounts declined $83,000 or 21.5% from income a year earlier. As of August 15, 2010 all financial institutions that cover overdrafts generated through an electronic means were required to allow their customers the opportunity to “opt-in” for this coverage. Through this process, some of our customers did not desire to have this option for which we charge a fee. Customers have been taking greater notice of their balances in general adding to the decline in service fee income. Gains on mortgage loans held for sale declined $43,000 or 36.1% over income earned during the same quarter a year earlier. We have begun to see more refinance activity during the third quarter of 2010 than in previous quarters but not as robust as a year earlier. Fewer customers qualify for the low interest rate levels currently offered although we are receiving a greater number of applications. As a liquidity need arose, we took advantage of gains on three investments in the third quarter and recognized gains of $24,000 as compared to a loss of $22,000 in the third quarter of 2009. Brokerage commissions increased $66,000 or 54.5% over the same period last year as the additional employee hired in the fourth quarter of 2008 is gaining more business along with our other seasoned brokers. This fee income was also augmented by market value increases in customers’ investment portfolios since this income includes percentage fees based on market value.

Salaries and employee benefits increased $58,000 or 3.6% in the third quarter of 2010 as compared to 2009. Wages increased $46,000 or 4.0% in 2010 as compared to 2009 due primarily to annual salary increases for 2010. Since the beginning of 2010, we have made a concerted effort to manage the number of hours worked by non-exempt employees in order to control payroll cost thereby decreasing our full time equivalent employees by one even though we have experienced an increase in loans and deposits. Employee benefits increased $22,000 or 8.3% as costs of medical insurance increased in 2010 along with having more employees eligible for the benefit in 2010 than a year earlier. Employer contributions for our employees’ 401(k) plan increased $24,000 or 35.7% because in 2009 we decreased the profit sharing contribution to 2% but have accrued that expense at our historical normal rate of 4% for 2010. Other miscellaneous employment expenses account for the remaining changes.

Furniture and equipment expense decreased $31,000 or 20.7% due primarily to nonrenewal of several equipment operating leases that were not needed due to outsourcing the EDP function in 2008.

Professional fees increased $77,000 or 55.8% during the third quarter of 2010 as compared to the same period in 2009. Legal fees increased $112,000 or 473.5% greater in 2010 due to more loan collection activity in general and the need to use out of state counsel in relation to one borrower. Offsetting this increase were declines in audit fees due to accrual for a SOX 404 audit which was eliminated in recent regulatory reform and in compliance expense due to the timing of hiring a new firm to assist in this area.

Other expense declined $85,000 or 12.1% due primarily to a nonrecurring expense experienced in 2009 for loss on the sale of other real estate owned of $139,000. Costs associated with ownership of other real estate were $21,000 greater in 2010 than a year earlier. We experienced a gain on the sale of repossessed assets of $21,000 in 2009 that was unmatched in 2010. Smaller variances in other expense items were responsible for the remaining differences.

Comparison of the nine months ended September 30, 2010 and 2009

Net income for the nine months ended September 30, 2010 was $3,562,000 which was an increase of $338,000 or 10.5% over that reported a year earlier.

Net interest income of $12,570,000 was $751,000 or 6.4% greater than reported for the same period in 2009. To offset the decline in interest income of $38,000 or .2% in the first nine months of 2010 as compared to 2009, interest expense also declined by $789,000 or 11.9% from a year earlier.

Interest and fees on loans of $16,524,000 was $289,000 or 1.7% less in the first three quarters of 2010 than what was earned for the same period in 2009. The average balance of the loans increased by $20,278,000 or 5.2% while the average interest rate received on the loans declined by .39% to 5.4% for the nine months ended September 30, 2010. Approximately 77% of our loan portfolio carries a variable rate of interest with some of those tied for two to three years upon origination and the interest rate adjusting in current periods to the new lower market rates. We expect to experience additional decreases in interest rates on these loans but at a much slower pace as the majority of the variable rate loans will have repriced downward by the end of 2010.

Interest earned on taxable investment securities increased $128,000 or 14.0% in the first nine months of 2010 over income reported for the same time period in 2009. Additional income was derived by growth of $31,135,000 or 93.3% in the average balance of investments. As deposits increased and loan demand was at a slower pace than in recent years, funds were invested in bonds at available market rates which were lower than those purchased in earlier periods. The average interest rate earned on these investments declined to 2.16% in 2010 from 3.66% a year earlier. Nationally all interest sensitive markets have shown similar declines in rates.

Interest earned on tax exempt bonds increased $77,000 or 11.1% for the first nine months of 2010 compared to the same period in 2009. Additional investments made over the course of the past year averaged $2,886,000 or 12.3% more than the same period last year but yielded 6 basis points less than the previous year.

Interest expense of $5,816,000 was $789,000 or 11.9% less for the first three quarters of 2010 than the same period in 2009. Of that decline, interest expense on deposits declined $727,000 or 12.8%. Average interest-bearing deposits increased by $61,946,000 or 17.9% while the average interest rate paid for those deposits declined by .57% to 1.63% for the first nine months of 2010. As noted above, we discontinued offering a special rate on certificates of deposit which is the primary reason for lower interest expense on deposits. The average rate will continue to drop in the next few months as the last of those special rate certificates of deposit mature.

Interest on other borrowed funds declined $74,000 or 9.1% for the first nine months of 2010 as compared to a year earlier. This interest expense is related to long term borrowings from the FHLB. During 2010 we paid off $3,000,000 of these borrowings and have continued to make regularly scheduled payments on the amortizing loans, thereby decreasing principal balances and interest expense over time.

The provision for loan loss was $200,000 or 22.2% greater in the first three quarters of 2010 than a year earlier. This expense is determined as a result of our analysis of the appropriate balance in the allowance for loan loss and therefore is directly related to changes in the factors we use to determine the level of the allowance. With deteriorating economic conditions, an increase in the level of substandard or lower rated loans, higher delinquency and other factors considered in the determination and we found it appropriate to fund the allowance at this level.

Noninterest income increased $115,000 for the first three quarters of 2010 as compared to the same period in 2009. Service charges on deposit accounts declined $121,000 or 10.8% in 2010 as compared to 2009. In addition to a decline in these fees as a result of the “opt in” for electronically originated overdrafts, we have noted a general awareness on our customers’ part, not allowing their accounts to overdraw. Brokerage commissions increased $215,000 or 59.2% over the same period in 2009 due to a combination of the gains in market value of customers’ investment portfolio on which asset-based fees are charged along with additional commissions earned by gaining business since increasing the number of brokers to three from two. Other noninterest income was $233,000 or 30.7% greater in 2010 than 2009. This category includes various types of income. Those with the greatest variances are as follows: 1) amortization of mortgage servicing rights is recorded as an offset to other income. As existing mortgages that we service are paid off early we must accelerate the amortization of the mortgage servicing rights. In 2009 there was quite a bit of this activity, resulting in $81,000 of greater amortization expense in the first nine months of 2009 than in 2010. 2) Also in 2009 we recorded a decline in the market value of mortgage servicing rights of $62,000 which was not matched in 2010. 3) Interchange fees earned on customers’ usage of their debit cards increased $77,000 or 25.0% in 2010 over fees earned a year earlier. In addition to issuing additional cards with most new checking accounts opened since the third quarter of 2009, we believe that our customers are using the credit feature more often, an action that generates greater fee income than when they use the cards using the debit feature. 4) Offsetting these gains in noninterest income, title insurance commissions declined $69,000 or 72.3% as the number of mortgages originated and therefore using the services of our title insurance agency declined in 2010 as compared to a year earlier.

Salaries and employee benefits increased $275,000 or 5.8%. The primary item responsible for this increase was due to payroll expense that was $142,000 or 4.1% greater than the year before. Annual salary increases and an increase in the number of officers which was offset by a decline in the total number of hours worked by non-exempt employees were the main reasons for this increase. Employee benefits increased $69,000 or 8.1%, the majority of which was due to an increase in the cost of health insurance for all employees along with having more employees eligible for this benefit. We also increased the 401(k) profit sharing accrual at 4% in 2010 compared to 2% in 2009, resulting in $75,000 or 38.9% greater expense.

Furniture and equipment expense declined $89,000 or 19.9% due primarily to a decrease in the cost of leasing equipment and the associated maintenance on that equipment. As we have outsourced daily data processing, we do not need the same level of equipment as when we processed in-house.

Professional fees increased $117,000 or 25.9% in 2010 compared to 2009 due primarily to an increase in legal fees related to loan collections.

The cost of FDIC insurance declined $143,000 or 20.2% as all banks incurred a one-time special assessment in 2009 for which we had $224,000 of additional costs. This insurance is based on asset size therefore our contribution increased since that one-time assessment as our balance sheet grew over the past year.

Federal income taxes of $1,273,000 were $148,000 or 13.2 greater in 2010 than in 2009 due to higher income before taxes along with smaller changes in the percentage of nontaxable income.

Liquidity and Cash Flows

To ensure that the Company can satisfy customer credit needs for current and future commitments and deposit withdrawal requirements, we manage the liquidity position by ensuring that there are adequate short-term funding sources available for those needs. Liquid assets consist of cash and due from banks, federal funds sold, interest-bearing deposits with other banks and investment securities maturing in one year or less. The following table shows these liquidity sources, minus short-term borrowings, as of September 30, 2010 compared to December 31, 2009:

	September 30, 2010	December 31, 2009
(dollars in thousands)
Cash and due from banks	$5,756	$3,991
Interest-bearing deposits with other banks	12,106	14,296
Federal funds sold	-	3,000
Investment securities maturing or repricing in one year or less	19,239	30,924

	37,101	52,211
Less short-term borrowings	13,536	10,974

Net liquidity position	$23,565	$41,237

As a percent of total assets	4.3%	7.8%

The Bank has the ability to borrow from the Federal Home Loan Bank of Pittsburgh with the maximum borrowing capacity at September 30, 2010 of $183 million with an available balance of $158 million. Other sources of liquidity are cash flows from regularly scheduled payments and prepayments of loans, sales or maturities in the investment portfolio, sales of residential mortgages in the secondary market, operating income, deposit growth and access to the Federal Reserve Bank of Philadelphia discount window. The Consolidated Statement of Cash Flows specifically details the contribution of each source.

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

Risk Elements

The table below presents information concerning nonperforming assets including nonaccrual loans and loans 90 days or more past due at September 30, 2010 and December 31, 2009. A loan is classified as nonaccrual when, in the opinion of management, there are doubts about collectability of interest and principal. At the time the accrual of interest is discontinued, future income is recognized only when cash is received.

	September 30, 2010
(In thousands)	Past due 90 days or more	Nonaccrual

Real estate-construction loans	$-	$-
Real estate-mortgage loans	693	9,848
Commercial and industrial loans	257	2
Installment loans to individuals	14	21
Other loans	-	-

Total	$964	$9,871

	December 31, 2009
	Past due 90 days or more	Nonaccrual

Real estate-construction loans	$6	$-
Real estate-mortgage loans	1,988	5,966
Commercial and industrial loans	67	1,524
Installment loans to individuals	61	32
Other loans	30	-

Total	$2,152	$7,522

Interest income of $378,000 in the first three quarters of 2010 and $357,000 in the same period of 2009 would have been recognized on nonaccrual loans if they had been performing in accordance with their original terms.

At September 30, 2010 there were loans classified as impaired of $9,790,000 with a related allowance for loan loss of $1,676,000. The average balance of these loans during 2010 was $9,841,000. Interest of $36,000 was recognized in 2010 on the loan that was placed in nonaccrual status during the second quarter of 2010. At December 31, 2009 there was $7,418,000 of loans classified as impaired for which there was a related allowance for loan loss of $1,329,000.

Management believes the level of the allowance for loan losses at September 30, 2010 is adequate to cover probable losses inherent in the loan portfolio. The relationship between the allowance for loan losses and outstanding loans is a function of the credit quality and known risk attributed to the loan portfolio. The on-going loan review program, along with management analysis, is used to determine the adequacy of the allowance for loan losses. Following is an analysis of transactions within the allowance for the first three quarters of 2010:

Balance December 31, 2009	$6,253
Charge-offs:
Commercial, financial and agricultural	35
Real estate-construction	-
Real estate-mortgage	115
Installment loans to individuals	96

Total charge-offs	246

Recoveries:
Commercial, financial and agricultural	10
Real estate-construction	-
Real estate-mortgage	-
Installment loans to individuals	35

Total recoveries	45

Net charge-offs	201

Additions charged to operations	1,100

Balance at September 30, 2010	$7,152

Ratio of net charge-offs during the period to average loans outstanding during the period	.05%

Allowance for loan loss as a % of loans outstanding	1.69%

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

	Statement of Interest Sensitivity Gap
	90 days or less	>90 days but < 1 year	1 - 5 years	>5 years	Total

Assets:
Interest-bearing deposits in other banks and federal funds sold	$12,106	$-	$-	$-	$12,106
Mortgage loans held for sale	170	-	-	-	170
Investment securities available for sale (5)	13,221	6,018	25,264	38,015	82,518
Loans (1) (4)	93,640	134,849	88,954	95,716	413,159

Rate sensitive assets	$119,137	$140,867	$114,218	$133,731	$507,953

Liabilities:
Interest-bearing deposits:
Interest-bearing demand (2)	$4,910	$15,343	$41,118	$-	$61,371
Money market (3)	10,880	32,000	21,120	-	64,000
Savings (2)	3,152	9,850	26,397	-	39,399
Time deposits	73,695	127,116	45,128	-	245,939
Short-term borrowings	13,536	-	-	-	13,536
Other borrowings	470	3,942	8,703	6,907	20,022

Rate sensitive liabilities	$106,643	$188,251	$142,466	$6,907	$444,267

Interest sensitivity gap	$12,494	$(47,384)	$(28,248)	$126,824	$63,686
Cumulative gap	$12,494	$(34,890)	$(63,138)	$63,686
Cumulative gap to total assets	2.28%	(6.37%)	(11.52%)	11.62%

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

(5)

Investments are included in the earlier period in which interest rates are next scheduled to adjust or in which they are due. Included are U.S. Government Agency step-up bonds characterized by having tiered interest rates over their life. Due to this feature these securities have been reallocated from their maturity date to their next step-up date. The specific impact of this policy by timeframe is as follows: “90 days or less” increased $500, “1-5 years” increased $501 and “over 5 years” decreased $1,001. A corporate bond with a market value of $251 was reallocated from “over 90 days but less than 1 year” to “90 days or less” because the interest rate reprices quarterly.

As this report shows, the Company was liability sensitive in the one year period at September 30, 2010 with many of the higher costing liabilities maturing or repricing before assets in this timeframe. We expect that interest rates will increase at some point; and as that occurs, the variable interest rate loans will reprice upward. We anticipate that higher interest rate certificate of deposits will reprice to new, lower rates because we do not expect to offer any certificate of deposit special products; therefore interest margins should continue to improve.

The second report used to monitor interest rate risk is the Analysis of Sensitivity to Changes in Market Interest Rates. This tool attempts to determine the affect on income of various shifts in the interest rate environment. We have presented this analysis for three different scenarios, a change in rates of 100, 200 or 300 basis points in order to offer a more in-depth analysis. A shift of 200 basis points, or 2% in interest rates, is the industry standard. Given an immediate parallel upward shift of 200 basis points, net interest income would decrease by $191,000 or .97% while net income would decrease $110,000 or 1.69%. This analysis makes the shift automatic and equal for both assets and liabilities and does not take into consideration management’s ability to change the rates for deposits in a different fashion. We would not expect to make this parallel shift in deposit interest rates. Even given that this analysis does not actually assimilate the reality of our actions when rates do increase, the results of a potential shift of 200 basis points in either direction are within internal policy guidelines. If the results were not tolerable, our policy would determine that management should reallocate the balance sheet in order to maintain compliance with the policy. If interest rates were to immediately increase by 200 basis points, the economic value of equity (EVE) would decrease by $6,233,000 or 9.82%, which is within our policy guidelines. The economic value of equity is sometimes referred to as the present value of equity and is presented as one more statistic to monitor in managing interest rate risk.

ANALYSIS OF SENSITIVITY TO CHANGES IN MARKET INTEREST RATES

	100 basis points
	Up		Down
	Amount	%	Amount	%

Net interest income	$(132)	-0.67%	$451	2.28%
Net income	$(79)	-1.22%	$289	4.43%
EVE	$(3,638)	-5.73%	$6,873	10.83%

	200 basis points
	Up		Down
	Amount	%	Amount	%

Net interest income	$(191)	-0.97%	$(349)	-1.76%
Net income	$(110)	-1.69%	$(252)	-3.87%
EVE	$(6,233)	-9.82%	$12,910	20.35%

	300 basis points
	Up		Down
	Amount	%	Amount	%

Net interest income	$(341)	-1.73%	$(1,034)	-5.23%
Net income	$(202)	-3.10%	$(718)	-11.01%
EVE	$(10,606)	-16.72%	$17,054	26.88%

CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

As of September 30, 2010 an evaluation was performed under the supervision and with the participation of the Company’s management, including the CEO and CFO, on the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the Company’s management, including the CEO and CFO, concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2010. There have been no significant changes in the Company’s internal controls over financial reporting or in other factors that could significantly affect internal controls during the quarter.

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

PART II - OTHER INFORMATION

Item 1	-	Legal Proceedings
NONE

Item 1a.	-	Risk Factors
There were no material changes to the risk factors described in Item 1a. of Dimeco’s Annual Report on Form 10K for the period ended December 31, 2009.

Item 2	-	Unregistered Sales of Equity Securities and Use of Proceeds

Item 3	-	Defaults upon Senior Securities
NONE

Item 4	-	Reserved

Item 5	-	Other Information
NONE

Item 6	-	Exhibits

Form 8K – Report on October 21, 2010 – News Release of Registrant

Exhibit Number:
31.1		Certification Pursuant to 15 U.S.C. Section 10A, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2003
31.2		Certification Pursuant to 15 U.S.C. Section 10A, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2003
32		Certification Pursuant to 18 U.S.C. Section 1350
99		Report of Independent Registered Public Accounting Firm

The following exhibits are included in this Report or incorporated herein by reference:

3(i)	Articles of Incorporation of Dimeco, Inc.*

3(ii)	Amended Bylaws of Dimeco, Inc.****

10.1	2000 Independent Directors Stock Option Plan**

10.2	2000 Stock Incentive Plan***

10.3	Form of Salary Continuation Plan for Executive Officers****

10.4	2010 Equity Incentive Plan *****

*	Incorporated by reference to the Exhibit 3A to the Form S-4 (File No. 333-58936) filed with the Commission on February 26, 1993.
**	Incorporated by reference to Exhibit 99.1 to the Form S-8 (File No. 333-69420) filed with the Commission on September 14, 2002.
***	Incorporated by reference to Exhibit 99.1 to the Form S-8 (File No. 333-69416) filed with the Commission on September 14, 2002.
****	Incorporated by reference to identically numbered exhibit to the Registrant’s Form 8-K filed July 2, 2007.
*****	Incorporated by reference to Exhibit 10.1 to the form S-8 (File No. 333-169454) filed with the Commission on September 17, 2010.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused the report to be signed on its behalf by the undersigned, thereunto duly authorized.

DIMECO, INC.

Date: November 15, 2010	By:	/s/ Gary C. Beilman
Gary C. Beilman
President and Chief Executive Officer

Date: November 15, 2010	By:	/s/ Maureen H. Beilman
Maureen H. Beilman
Chief Financial Officer