Form 10-K/A
period 2009-12-31
DIMECO INC
filed 2010-11-23
CIK 898037

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________

FORM 10-K/A
(Amendment No. 1)
(Mark One)
[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2009
OR
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from __________ to __________

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

Common Stock, $.50 par value
(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. [  ]YES  [X] NO

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
[  ] YES    [X]   NO

Indicate by check mark whether the registrant: (l) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [ ] YES  [X ] NO

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  [  ] YES [   ] NO

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act:
Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). [  ] YES  [X]   NO

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

EXPLANATORY NOTE

This amendment to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2009 (the “Form 10-K”) is being filed solely to provide the following additional information in response to Item 13 thereof.  Except as described above, there are no other changes to the Form 10-K and this amendment does not amend, update or change the financial statements or other disclosures in the Form 10-K.  This amendment does not reflect events occurring after the filing of the Form 10-K.

*       *       *       *       *

Item 13.  Certain Relationships and Related Transactions, and Director Independence

The information required by this item is incorporated herein by reference to the section captioned “Related Party Transactions” and “Corporate Governance” in the Proxy Statement.

All executive officers refinanced their mortgages in 2009 with the origination points, processing and document preparation fees waived.  There was no concession regarding interest rate and all of the loans were sold in the secondary market as soon as practicably possible after origination in 2009.  Therefore, no interest or principal payments were recorded on the Bank’s books in 2009.  Following is a table of information regarding mortgage loans originated in 2009 by the Bank to those named executive officers:

Name of Employee	Largest Principal Outstanding During Fiscal 2009	Interest Rate Payable
Gary C. Beilman	$ 300,000	4.500%
Maureen H. Beilman	$ 125,000	4.375%
Peter Bochnovich	$ 258,000	5.250%

Part IV

Item 15. Exhibits, Financial Statement Schedules

(3)      The following exhibits are included in this amendment:

31.1	Rule 13a-14(a)/15d-14(a) Certificate
31.2	Rule 13a-14(a)/15d-14(a) Certificate
32	Section 1350 Certification

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

DIMECO, INC.
Dated: November 23, 2010		/s/ Maureen C. Beilman
	By:	Maureen C. Beilman Chief Financial Officer (Duly Authorized Representative)