Form 10-K
period 2010-12-31
DIMECO INC
filed 2011-03-25
CIK 898037

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2010

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    ☐  YES    ☒  NO

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was approximately $50 million as of June 30, 2010 based on the last sale ($38.00 per share) reported on the OTC Bulletin Board as of that date. Solely for purposes of this calculation, the term “affiliate” refers to all directors and executive officers of the registrant and all stockholders beneficially owning more than 5% of the registrant’s common stock.

As of March 1, 2011, there were issued and outstanding 1,598,218 shares of the registrant’s common stock.

DOCUMENTS INCORPORATED BY REFERENCE

1.	Portions of the Registrant’s Annual Report to Stockholders for the fiscal year ended December 31, 2010. (Part II)
2.	Portions of the Registrant’s definitive Proxy Statement for the 2011 Annual Meeting of Shareholders. (Part III)

DIMECO, INC.

ANNUAL REPORT ON FORM 10-K

for the fiscal year ended December 31, 2010

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

Item 1. Business

General

The Company, a Pennsylvania corporation, is a bank holding company headquartered in Honesdale, Pennsylvania. At December 31, 2010, the Company had total consolidated assets, deposits and stockholders’ equity of approximately $542 million, $455 million and $51 million, respectively. The Company’s principal business is to serve as a holding company for its wholly-owned subsidiary, The Dime Bank (the “Bank”).

The Bank is a Pennsylvania-chartered commercial bank, originally organized in 1905. The Bank provides a comprehensive range of lending, depository and financial services to individuals and small to medium-sized businesses. The Bank’s deposit services range from traditional time, demand, and savings deposit accounts to sophisticated cash management products, including electronic banking and commercial sweep accounts. The Bank’s lending services include secured and unsecured commercial, real estate and consumer loans. The Bank also operates a trust department and an investment department which had $101 million in client assets under management at December 31, 2010. The Bank conducts business from six branch offices, located in Honesdale, Hawley, Damascus, Greentown and Dingmans Ferry, Pennsylvania, as well as maintaining two off-site ATM machines each located in Honesdale and Hawley, Pennsylvania and an Operations Center in Honesdale, Pennsylvania. The Bank’s Lake Region office in Hawley, Pennsylvania also serves as the office for the Bank’s trust and investments departments. The Bank maintains a website at www.thedimebank.com. Information on our website should not be treated as part of this Annual Report on Form 10-K.

The Bank has a 100% owned subsidiary, TDB Insurance Services, LLC in order to offer title insurance services in conjunction with the Bank’s lending function.

Competition

The Bank is one of many financial institutions serving its principal market area, which includes Wayne and Pike Counties, Pennsylvania and Sullivan County, New York. Such market areas are approximately 90 miles west of New York City. Pike County, Pennsylvania is one of the fastest growing counties in Pennsylvania. The competition for deposit products comes primarily from other insured financial institutions such as commercial banks, thrift institutions, credit unions, and multi-state regional banks in the Company’s market area. Based on data compiled by the FDIC as of June 30, 2010 (the latest date for which such information is available), the Bank had the largest share of FDIC-insured deposits in Wayne County with approximately 28% and the second largest share of FDIC-insured deposits in Pike County with approximately 20%. This data does not reflect deposits held by credit unions with which the Bank also competes. Deposit competition also includes a number of insurance products sold by local agents and investment products, such as mutual funds and other securities sold by local and regional brokers. Loan competition varies depending upon market conditions and comes from other insured financial institutions such as commercial banks, thrift institutions, credit unions, multi-state regional banks, and mortgage brokers.

Lending Activities

General. The principal lending activity of the Bank is the origination of commercial real estate loans, residential mortgage loans, commercial and industrial loans, installment loans, and, to a lesser extent, construction and development loans, home equity loans, and agricultural loans. Generally, loans are originated in the Company’s primary market area of Pike and Wayne Counties, Pennsylvania and Sullivan County, New York. The majority of the Bank’s borrowers are located in these counties and would be expected to be affected by economic and other conditions in this area. In addition, at December 31, 2010, the Company had $107 million of loans granted to summer camps and recreational facilities in the northeastern United States. This amount of loans constituted approximately 25% of the loan portfolio. The Company does not believe that there are any other concentrations of loans or borrowers exceeding 10% of total loans.

Analysis of Loan Portfolio. Set forth below is selected data relating to the composition of the Bank’s loan portfolio by type of loan on the dates indicated. Prior period information has been reclassified to agree with current year presentation.

	At December 31,
	2010		2009		2008		2007		2006
(Dollars in thousands)	$	%	$	%	$	%	$	%	$	%

Loans secured by real estate:
Construction and development	$12,472	2.9%	$16,286	4.0%	$13,403	3.5%	$8,385	2.4%	$3,733	1.2%
Mortgage loans secured by farmland	2,590	0.6%	1,684	0.4%	1,804	0.5%	1,869	0.5%	1,775	0.6%
Commercial loans secured by non-farm, non-residential properties	255,851	60.2%	243,014	59.3%	217,378	57.2%	198,323	57.5%	170,910	56.0%
Secured by 1-4 family residential properties:
Home equity lines of credit	9,935	2.4%	8,657	2.1%	6,342	1.7%	4,718	1.4%	4,218	1.4%
Mortgage loans	81,665	19.2%	76,193	18.6%	75,715	19.9%	69,242	20.1%	64,188	21.0%
Commercial and industrial loans	44,850	10.6%	42,502	10.4%	42,396	11.1%	39,337	11.4%	38,502	12.6%
Installment loans	10,772	2.5%	12,869	3.1%	14,750	3.9%	15,656	4.5%	16,258	5.3%
Other loans:
Agriculture	1,771	0.4%	1,426	0.3%	694	0.2%	879	0.3%	1,132	0.4%
Other	5,163	1.2%	7,381	1.8%	7,725	2.0%	6,349	1.9%	4,575	1.5%

Total loans	$425,069	100.0%	$410,012	100.0%	$380,207	100.0%	$344,758	100.0%	$305,291	100.0%

Loans held for sale	$—		$—		$—		$—		$—

Loan Maturities. The following table sets forth the maturities for selected categories of the Bank’s loan portfolio at December 31, 2010. The table does not include prepayments or scheduled principal repayments. All loans are shown as maturing based on contractual maturities. Demand loans and loans having no stated maturity are shown as due within one year.

(In thousands)	Due within 1 year	Due after 1 through 5 years	Due after 5 years	Total

Commercial & agricultural real estate	$26,790	$6,807	$224,844	$258,441
Commercial & industrial, and agricultural	19,737	10,706	16,178	46,621
Construction and development	5,081	5,464	1,927	12,472

Total	$51,608	$22,977	$242,949	$317,534

The following table sets forth the dollar amount as of December 31, 2010 of selected categories of the Company’s loans due more than one year after December 31, 2010, which are based upon fixed interest rates or floating or adjustable interest rates.

(In thousands)	Fixed Rates	Variable Rates	Total

Commercial & agricultural real estate	$5,508	$226,143	$231,651
Commercial & industrial, and agricultural	14,297	12,587	26,884
Construction and development	3,095	4,296	7,391

Total	$22,900	$243,026	$265,926

Construction and Development Loans. The Bank’s construction lending has primarily involved lending for commercial construction projects and for single-family residences. All loans for the construction of speculative sale homes have a loan to value ratio of not more than 80%. For both commercial and single-family projects loan proceeds are disbursed during the construction phase according to a draw schedule based on the stage of completion. Construction projects are inspected by contracted inspectors. Construction loans are underwritten on the basis of the appraised value of the property as completed. For commercial projects, the Bank typically provides the permanent financing after the construction period, as a commercial mortgage.

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

Commercial Real Estate and Farmland Loans. The commercial real estate loan portfolio consists of loans secured primarily by children’s recreational summer camps, retail stores, restaurants, resorts, investment real estate, stone quarries and manufacturing facilities. The Bank also makes loans secured by farmland. Loans secured by commercial property or farmland may be originated in amounts up to 80% of the lower of the appraised value or purchase price, for a maximum term of 20 years. The Bank has a concentration of commercial real estate loans that are secured by summer camps and recreational facilities for children in the northeastern United States; these loans are generally adjustable-rate loans, with terms of up to 20 years, with the rate tied to the prime interest rate. Floor interest rates were included in most loans originations in 2009 and 2010 but were not before that time. At December 31, 2010, $107 million of the loan portfolio consisted of loans to these summer camps and recreational facilities for children.

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

Residential Real Estate Loans. The residential real estate portfolio consists of owner-occupied 1-4 family residential mortgage loans. The Bank generally originates 1-4 family residential mortgage loans in amounts of up to 80% of the appraised value of the mortgaged property without requiring mortgage insurance. The Bank will originate residential mortgage loans in amounts up to 95% of the appraised value of a mortgaged property; however, mortgage insurance is required for any loan amount in excess of 80% of appraised value. In addition, the Bank participates in special residential loan programs through various state and federal agencies which provide first-time home buyers the ability to finance up to 100% of the property value; these loans are guaranteed by those various federal and state agencies. The Bank offers residential fixed-rate loans and adjustable-rate loans with a 15 to 30 year amortization period. Interest rates for adjustable-rate loans for residences adjust every 1 to 3 years based upon rates on U.S. Treasury bills and notes. Interest rate adjustments on such loans are generally limited to two percentage points during any adjustment period and six percentage points over the life of the loan. These loans are originated for retention in the portfolio. The Bank does not use introductory “teaser” rates on adjustable-rate mortgages nor has it originated “interest-only” mortgages.

Fixed-rate loans are generally underwritten in accordance with Freddie Mac guidelines. Currently, loans underwritten in accordance with Freddie Mac guidelines are generally sold in the secondary market. However, the number of saleable loans could vary materially as a result of market conditions. Fixed-rate loans which are held in portfolio are underwritten in accordance with Freddie Mac credit guidelines but occasionally may not conform in relation to loan amount or property guidelines. Since we are located in a rural area, many homes are on properties with more acreage then permitted by Freddie Mac underwriting guidelines. At December 31, 2010, $66 million of the Bank’s residential real estate loan portfolio consisted of long-term, fixed-rate first mortgage loans.

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

Home equity term loans are written for terms of 1 to 15 years with fixed rates of interest. The Bank also offers revolving home equity lines of credit with variable interest rates tied to the New York prime rate. Interest rate floors were added to these loan originations in 2010. These lines allow for a 10-year draw period followed by a 10-

year repayment period. Both types of home equity loans are typically based upon the lower of 80% of the collateral value or $150,000.

Commercial and Industrial Loans. Commercial and industrial loans consist of equipment, accounts receivable, inventory, lines of credit, and other business purpose loans. Such loans are generally originated in amounts up to 75% of the appraised value of the business asset and are secured by either the underlying collateral and/or by the personal guarantees of the principal(s) of the borrower. Commercial and industrial loans are generally originated at rates above the prime interest rate and periodically adjust with changes to prime. Loan interest rate floors were included in the majority of loans originated since 2009. These loans generally mature in 5 to 10 years.

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

Installment Loans. The installment loan portfolio includes various types of secured and unsecured consumer loans including automobile, education, and recreational vehicle loans. The Bank originates loans directly and indirectly through local automobile and recreational vehicle dealerships. These loans generally have terms of 1 to 5 years, generally at fixed rates of interest. The interest rates range between 2% for loans that are secured by deposits to 15% for loans that are unsecured, with an average interest rate of approximately 9%. The installment loan portfolio includes approximately $6 million of new and used automobile and recreational vehicle loans. These loans are originated in amounts up to 90% of the purchase price of the vehicle.

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

Loans Held For Sale. The Bank holds as available for sale certain residential mortgage loans. These loans conform to Freddie Mac guidelines and are readily saleable in the secondary market. The Bank services such loans and is generally not liable for these loans, since they are sold on a non-recourse basis. At December 31, 2010, we had no loans classified as held for sale.

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

Loan Commitments. The Bank generally grants commitments to fund fixed-rate and adjustable-rate, single-family mortgage loans for periods of 30 days at a specified term and interest rate. The total amount of its commitments to extend credit as of December 31, 2010, was $3 million.

Nonperforming Assets

The following table identifies nonperforming loans including nonaccrual loans and past due loans which were accruing but contractually past due 90 days or more and restructured loans. Restructured loans are those which terms have been renegotiated to provide a reduction or deferral of principal or interest as a result of the deteriorating position of the borrower and constitute troubled debt restructurings under ASC Topic 310, Receivables. At December 31, 2010, the Bank had $15,529 thousand of impaired loans within the definition of ASC Topic 310.

	At December 31,
(in thousands)	2010	2009	2008	2007	2006
Loans accounted for on a non-accrual basis:
Real estate-construction loans	$—	$—	$—	$—	$—
Real estate-mortgage loans	15,661	5,966	341	443	366
Commercial and industrial loans	—	1,524	23	116	—
Installment loans to individuals	15	32	25	13	45
Other loans	—	—	—	—	15

Total	$15,676	$7,522	$389	$572	$426

Accruing loans which are contractually past due 90 days or more:
Real estate-construction loans	$—	$6	$6	$—	$—
Real estate-mortgage loans	1,464	1,988	5,823	509	184
Commercial and industrial loans	541	67	11	50	99
Installment loans to individuals	44	61	20	1	7
Other loans	39	30	4	—	—

Total	$2,088	$2,152	$5,864	$560	$290

Restructured loans	43	46	48	83	—

Total nonperforming loans	17,807	9,720	6,301	1,215	716
Other real estate owned	960	389	1,955	—	—
Repossessed assets	27	6	164	4	7

Total non-performing assets	$18,794	$10,115	$8,420	$1,219	$723

Interest income of $472 thousand would have been recognized on nonaccrual loans during 2010 if they had been performing in accordance with their original terms. We recognized no income on such loans during 2010. No interest was foregone on restructured loans in 2010.

Balances of nonperforming loans increased $8 million during the year ended December 31, 2010 due primarily to an increase of $8 million in loans in impaired status. Commercial real estate loans accounted for nearly all of the total non-accrual loans. Included in nonperforming loans were $2 million categorized as 90 days past due and accruing at December 31, 2010. These loans are well secured by real estate, with loan to value ratios below our required standards and we are pursuing collection efforts. Management does not believe that we have any one loan that would require a material charge to the allowance for loan losses. The long term national economic downturn has caused our nonperforming loans to increase to current levels. There is a detailed explanation of loans in this category included in Management’s Discussion and Analysis of Financial Condition, included by reference in this document.

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

The following table sets forth the Bank’s classified assets in accordance with its classification system:

	At December 31,
(In thousands)	2010	2009	2008	2007	2006

Special mention	$11,698	$12,029	$18,281	$11,990	$8,955
Substandard	41,937	23,308	18,359	7,889	6,964
Doubtful	1	1,774	2,032	2,561	965
Loss	—	—	—	—	—

Total	$53,636	$37,111	$38,672	$22,440	$16,884

Potential Problem Loans. As of December 31, 2010, there were no loans other than those disclosed as non-performing or classified assets, where known information about possible credit problems of borrowers caused management to have serious doubts as to the ability of such borrowers to comply with the present loan repayment terms.

Allowance for Loan Losses

For a description of the Company’s methodology for determining the allowance for loan losses, see Note 1 of the Notes to Consolidated Financial Statements. For information on charge-off and recovery activity in the Allowance for Loan Losses, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Allowance for Loan Losses” in the Annual Report to Shareholders for the year ended December 31, 2010 which is filed as Exhibit 13 to this Annual Report on Form 10-K and incorporated herein by reference.

The allowance for loan losses increased 24% from December 31, 2009 to December 31, 2010 with several factors contributing to the change. The allowance for loan losses is made up of various components including:

historical loss ratios for rated loans (loans subject to individual evaluations), historical loss ratios for homogeneous loans, and external environmental factors such as trends in volume, trends in delinquencies, classified loans and charge-offs, local and national economic factors, changes in management and loan policies, loan concentrations, etc. Contributing to increases in our allowance for loan losses was deteriorating external economic factors.

Over the past few years, management has taken a very conservative approach to evaluating loans subject to individual reviews in light of current economic conditions within the banking industry. Impaired loans, which are identified independently of the above categories, increased by $8 million from approximately $7 million. While management has been diligent in its underwriting of loans and generally requires real estate collateral on these risk rated loans, we believe it was appropriate to review these loans on a conservative basis. The increase in the allowance for loan losses relating to impaired loans amounted to $445 thousand. Other factors considered in the analysis to determine the appropriate amount for the allowance for loan loss includes an evaluation of external economic factors along with a review of historical losses that includes analysis of all losses incurred over the past three years, tracking the rating of each in order to determine the percentage of loans in each loan review rating that have resulted in a loss to the Company, and weighting the most recent years heavier than the oldest year in the calculation.

The allowance for loan losses is based on significant estimates and management evaluates the allowance for loan losses based on an appropriate range as opposed to an absolute amount. Management believes the allowance for loan losses is in an acceptable range at December 31, 2010 and will continue to actively monitor current events and trends in their analysis.

The following table presents a breakdown by loan category of the allowance for loan losses:

	At December 31,

	2010		2009		2008		2007		2006

(Dollars in thousands)	Amount	Percent of Loans to Total Loans	Amount	Percent of Loans to Total Loans	Amount	Percent of Loans to Total Loans	Amount	Percent of Loans to Total Loans	Amount	Percent of Loans to Total Loans

Commercial and industrial, and agricultural	$634	12.2%	$626	12.5%	$1,263	13.4%	$1,916	13.5%	$798	14.5%
Construction and Development	223	2.9%	—	4.0%	—	3.5%	—	2.4%	—	1.2%
Mortgage	6,690	82.4%	5,456	80.4%	3.980	79.2%	3,270	79.6%	3,433	79.0%
Installment	194	2.5%	171	3.1%	173	3.9%	206	4.5%	238	5.3%

Total	$7,741	100.0%	$6,253	100.0%	$5,416	100.0%	$5,392	100.0%	$4,469	100.0%

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

Current regulatory and accounting guidelines regarding investment securities (including mortgage-backed securities) require the Bank to categorize securities as held to maturity, available for sale or trading. As of December 31, 2010, the Bank had no securities classified as held to maturity and had securities in the amount of $80 million classified as available for sale with no securities classified as trading. Securities classified as available for sale are reported for financial reporting purposes at fair value with net changes in the fair value from period to period included as a separate component of stockholders’ equity, net of income taxes. At December 31, 2010, the Bank securities available for sale had an amortized cost of $79 million and a fair value of $80 million. Changes in market value in the Bank’s available for sale portfolio reflect normal market conditions and vary, either positively or negatively, based primarily on changes in general levels of market interest rates relative to the yields of the portfolio. Changes in the fair value of securities available for sale do not affect the Company’s income. In addition, changes in the fair value of securities available for sale do not affect the Bank’s regulatory capital requirements or its loan-to-one borrower limit.

At December 31, 2010, the Company’s investment portfolio policy allowed investments in instruments such as: (i) U.S. Treasury obligations; (ii) U.S. federal agency or federally sponsored agency obligations; (iii) obligations of state and political subdivisions; (iv) mortgage-backed securities; (v) banker’s acceptances; (vi) certificates of deposit; (vii) equity securities and (viii) investment grade corporate bonds and commercial paper. The Board of Directors may authorize additional investments. The Company does not have any investments in subprime mortgage-backed securities or collateralized debt obligations.

Management evaluates securities in the investment portfolio for other than temporary impairment in accordance with ASC Topic 320, Investments, Debt and Equity Securities. Securities are periodically reviewed for other-than-temporary impairment based upon a number of factors, including, but not limited to, the length of time and extent to which the market value has been less than cost, the financial condition of the underlying issuer, the ability of the issuer to meet contractual obligations, the likelihood of the security’s ability to recover any decline in its market value, and management’s intent and ability to hold the security for a period of time sufficient to allow for a recovery in market value. Among the factors that are considered in determining management’s intent and ability is a review of the Company’s capital adequacy, interest rate risk position, and liquidity, the assessment of a security’s ability to recover any decline in market value, the ability of the issuer to meet contractual obligations, and management’s intent and ability requires considerable judgment. A decline in value that is considered to be other than temporary is recorded as a loss within noninterest income in the Consolidated Statement of Income.

Investment Portfolio. The following table sets forth the carrying value of the investment securities portfolio at the dates indicated.

	At December 31,
(In thousands)	2010	2009	2008

Available-for-Sale:
U.S. Government agency securities	$12,774	$22,120	$10,552
Mortgage-backed securities	24,274	4,305	3,743
Obligations of state and political subdivisions	29,178	27,088	22,392
Corporate securities	4,730	6,636	8,034
Commercial paper	8,099	13,045	20,463
Equity securities	600	434	416

Total	$79,655	$73,628	$65,600

Investment Portfolio Maturities. The following table sets forth certain information regarding the carrying values, weighted average yields and maturities of the Registrant’s investment and mortgage-backed securities portfolio at December 31, 2010. The following table does not take into consideration the effects of scheduled repayments of mortgage-backed securities or the effects of possible prepayments. Securities held in the available for sale category are carried at their market value.

	At December 31, 2010

	One Year or Less		One to Five Years		Five to Ten Years		More Than Ten Years		Total Investment Securities

(Dollars in thousands)	Carrying Value	Average Yield(1)	Carrying Value	Average Yield(1)	Carrying Value	Average Yield(1)	Carrying Value	Average Yield(1)	Carrying Value	Average Yield(1)	Fair Value

Available for Sale:
U.S. Government agencies	$2,361	1.77%	$6,677	1.92%	$2,211	1.41%	$1,525	1.49%	$12,774	1.75%	$12,774
Mortgage-backed securities	5,982	2.82%	11,458	2.83%	4,024	2.93%	2,810	3.32%	24,274	2.90%	24,274
Obligations of state and political subdivisions	1,197	2.83%	4,951	3.63%	8,507	3.69%	14,523	4.47%	29,178	4.03%	29,178
Corporate securities	1,249	1.62%	2,340	6.94%	1,141	8.51%	—	—%	4,730	5.73%	4,730
Commercial paper	8,099	.52%	—	—%	—	—%	—	—%	8,099	.52%	8,099
Equity securities	—	—%	—	—%	—	—%	600	1.48%	600	1.48%	600

Total	$18,888	1.62%	$25,426	3.09%	$15,883	3.46%	$19,458	3.98%	$79,655	3.03%	$79,655

(1)	Weighted average yields have been computed on a taxable equivalent basis assuming a federal income tax rate of 34%.

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

Deposits. The Bank offers a variety of deposit accounts, although a majority of deposits are in fixed-term, market-rate certificate of deposit accounts. Deposit account terms vary, primarily as to the required minimum balance amount, the amount of time that the funds must remain on deposit and the applicable interest rate. To attract deposits, the Bank offers a variety of customer convenience services, such as telephone, online and mobile banking. The Bank also offers multiple tiered checking accounts pursuant to which higher balance customers receive higher rates and free services. In 2004, the Bank joined the Promontory Interfinancial Network, gaining the ability to offer customers certificates of deposit with FDIC insurance coverage up to $50 million through its Certificate of Deposit Account Registry Service (“CDARS”). Our customers’ funds are reciprocated in the network with funds from other banks, with no bank having total customer deposits at the current maximum FDIC coverage limit of $250,000. The Bank is the only point of contact for the customer. In addition, to assist with liquidity, the Bank originated non-reciprocal deposits in 2010 with a balance of $20 million at December 31, 2010. For their services, CDARS charges a fee of between 2.25 and 30 basis points depending on the size/term of the deposit. Any deposits placed through this network are classified as brokered certificates of deposit. The Bank had $23 million of total deposits in the program at December 31, 2010.

Jumbo Certificates of Deposit. The following table shows the amount (in thousands) of the Bank’s certificates of deposit of $100,000 or more by time remaining until maturity as of December 31, 2010:

Maturity Period	Certificates of Deposit
Three months or less	$35,754
Four through six months	40,559
Seven through twelve months	47,844
Over twelve months	18,013

Total	$142,170

Borrowings. The Bank may obtain advances from the Federal Home Loan Bank (“FHLB”) of Pittsburgh to supplement its supply of lendable funds. Advances from FHLB are typically secured by a pledge of the Bank’s stock in FHLB and a portion of the Bank’s first mortgage loans and certain other assets. Each FHLB credit program has its own interest rate, which may be fixed or variable, and range of maturities. The Bank also has established an unsecured line of credit with Atlantic Central Bankers Bank in the amount of $5 million. The Bank, if the need arises, may also access the Federal Reserve Bank discount window to supplement its supply of lendable funds and to meet deposit withdrawal requirements. The Bank has offered securities sold with agreements to repurchase to larger commercial customers and had balances of $13 million at December 31, 2010. These arrangements are not deposits within the definition of the FDIC and therefore do not qualify for FDIC insurance. To collateralize these liabilities, the Bank has pledged securities with amortized cost and fair value of $16 million at December 31, 2010.

The following table sets forth information concerning short-term borrowings, which consist primarily of securities sold under agreements to repurchase during the periods indicated.

	At or For the Years Ended December 31,
(Dollars in thousands)	2010	2009	2008

Average outstanding	$17,423	$15,488	$15,626
Maximum amount outstanding at any month-end during the year	23,371	21,003	19,454
Weighted average interest rate during the year	0.82%	0.79%	1.51%
Total short-term borrowings at year end	$13,006	$10,974	$16,671
Weighted average interest rate at year end	0.66%	0.65%	0.83%

Trust and Financial Services Activities

The Bank operates a Trust Department and an Investment Department. These departments provide estate planning, investment management and financial planning to customers. At December 31, 2010, the Bank had $101 million of assets under management, of which all but $327 thousand is non-discretionary with no investment authority.

Personnel

As of December 31, 2010, the Company had 113 full-time employees and 17 part-time employees. The employees are not represented by a collective bargaining unit. The Company believes its relationship with its employees to be satisfactory.

SUPERVISION AND REGULATION

Set forth below is a brief description of certain laws which relate to the regulation and supervision of the Company and the Bank. The description does not purport to be complete and is qualified in its entirety by reference to applicable laws and regulations.

Dodd-Frank Wall Street Reform and Consumer Protection Act

On July 21, 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) was signed into law. The Dodd-Frank Act is intended to effect a fundamental restructuring of federal banking regulation. Among other things, the Dodd-Frank Act creates a new Financial Stability Oversight Council to identify systemic risks in the financial system and gives federal regulators new authority to take control of and liquidate financial firms. The Dodd-Frank Act additionally creates a new independent federal regulator to administer federal consumer protection laws. The Dodd-Frank Act is expected to have a significant impact on our business operations as its provisions take effect. Among the provisions that may affect us are the following:

Holding Company Capital Requirements. The Dodd-Frank Act requires the Federal Reserve to apply consolidated capital requirements to depository institution holding companies that are no less stringent than those currently applied to depository institutions. Under these standards, trust preferred securities will be excluded from Tier 1 capital unless such securities were issued prior to May 19, 2010 by a bank holding company with less than $15 billion in assets. The Dodd-Frank Act additionally requires capital requirements to be countercyclical so that the required amount of capital increases in times of economic expansion and decreases in times of economic contraction, consistent with safety and soundness.

Deposit Insurance. The Dodd-Frank Act permanently increases the maximum deposit insurance amount for banks, savings institutions and credit unions to $250,000 per depositor, and extends unlimited deposit insurance to non-interest bearing transaction accounts through December 31, 2012. The Dodd-Frank Act also broadens the base for FDIC insurance assessments. Assessments will now be based on the average consolidated total assets less tangible equity capital of a financial institution rather than on insured deposits. The Dodd-Frank Act requires the FDIC to increase the reserve ratio of the Deposit Insurance Fund from 1.15% to 1.35% of insured deposits by 2020 and eliminates the requirement that the FDIC pay dividends to insured depository institutions when the reserve ratio exceeds certain thresholds. Effective one year from the date of enactment, the Dodd-Frank Act eliminates the federal statutory prohibition against the payment of interest on business checking accounts.

Corporate Governance. The Dodd-Frank Act will require publicly traded companies to give stockholders a non-binding vote on executive compensation at their first annual meeting taking place six months after the date of enactment and at least every three years thereafter and on so-called “golden parachute” payments in connection with approvals of mergers and acquisitions unless previously voted on by shareholders. The new legislation also authorizes the SEC to promulgate rules that would allow stockholders to nominate their own candidates using a company’s proxy materials. Additionally, the Dodd-Frank Act directs the federal banking regulators to promulgate rules prohibiting excessive compensation paid to executives of depository institutions and their holding companies with assets in excess of $1.0 billion, regardless of whether the company is publicly traded or not. The Dodd-Frank Act gives the SEC authority to prohibit broker discretionary voting on elections of directors and executive compensation matters.

Prohibition Against Charter Conversions of Troubled Institutions. Effective one year after enactment, the Dodd-Frank Act prohibits a depository institution from converting from a state to federal charter or vice versa while it is the subject of a cease and desist order or other formal enforcement action or a memorandum of understanding with respect to a significant supervisory matter unless the appropriate federal banking agency gives notice of the conversion to the federal or state authority that issued the enforcement action and that agency does not object within 30 days. The notice must include a plan to address the significant supervisory matter. The converting institution must also file a copy of the conversion application with its current federal regulator which must notify the resulting federal regulator of any ongoing supervisory or investigative proceedings that are likely to result in an enforcement action and provide access to all supervisory and investigative information relating hereto.

Interstate Branching. The Dodd-Frank Act authorizes national and state banks to establish branches in other states to the same extent as a bank chartered by that state would be permitted to branch. Previously, banks could only establish branches in other states if the host state expressly permitted out-of-state banks to establish branches in that state. Accordingly, banks will be able to enter new markets more freely.

Limits on Derivatives. Effective 18 months after enactment, the Dodd-Frank Act prohibits state-chartered banks from engaging in derivatives transactions unless the loans to one borrower limits of the state in which the bank is chartered takes into consideration credit exposure to derivatives transactions. For this purpose, derivative transaction includes any contract, agreement, swap, warrant, note or option that is based in whole or in part on the value of, any interest in, or any quantitative measure or the occurrence of any event relating to, one or more commodities securities, currencies, interest or other rates, indices or other assets.

Transactions with Affiliates and Insiders. Effective one year from the date of enactment, the Dodd-Frank Act expands the definition of affiliate for purposes of quantitative and qualitative limitations of Section 23A of the Federal Reserve Act to include mutual funds advised by a depository institution or its affiliates. The Dodd-Frank Act will apply Section 23A and Section 22(h) of the Federal Reserve Act (governing transactions with insiders) to derivative transactions, repurchase agreements and securities lending and borrowing transaction that create credit exposure to an affiliate or an insider. Any such transactions with affiliates must be fully secured. The current exemption from Section 23A for transactions with financial subsidiaries will be eliminated. The Dodd-Frank Act will additionally prohibit an insured depository institution from purchasing an asset from or selling an asset to an insider unless the transaction is on market terms and, if representing more than 10% of capital, is approved in advance by the disinterested directors.

Debit Card Interchange Fees. Effective July 21, 2011, the Dodd-Frank Act requires that the amount of any interchange fee charged by a debit card issuer with respect to a debit card transaction must be reasonable and proportional to the cost incurred by the issuer. Within nine months of enactment, the Federal Reserve Board is required to establish standards for reasonable and proportional fees which may take into account the costs of preventing fraud. The restrictions on interchange fees, however, do not apply to banks that, together with their affiliates, have assets of less than $10 billion.

Consumer Financial Protection Bureau. The Dodd-Frank Act creates a new, independent federal agency called the Consumer Financial Protection Bureau (“CFPB”), which is granted broad rulemaking, supervisory and enforcement powers under various federal consumer financial protection laws, including the Equal Credit Opportunity Act, Truth in Lending Act, Real Estate Settlement Procedures Act, Fair Credit Reporting Act, Fair Debt Collection Act, the Consumer Financial Privacy provisions of the Gramm-Leach-Bliley Act and certain other statutes. The CFPB will have examination and primary enforcement authority with respect to depository institutions with $10 billion or more in assets. Smaller institutions will be subject to rules promulgated by the CFPB but will continue to be examined and supervised by federal banking regulators for consumer compliance purposes. The CFPB will have authority to prevent unfair, deceptive or abusive practices in connection with the offering of consumer financial products. The Dodd-Frank Act authorizes the CFPB to establish certain minimum standards for the origination of residential mortgages including a determination of the borrower’s ability to repay. In addition, the Dodd-Frank Act will allow borrowers to raise certain defenses to foreclosure if they receive any loan other than a “qualified mortgage” as defined by the CFPB. The Dodd-Frank Act permits states to adopt consumer protection laws and standards that are more stringent than those adopted at the federal level and, in certain circumstances, permits state attorneys general to enforce compliance with both the state and federal laws and regulations.

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

Federal Deposit Insurance. The Bank’s deposits are insured to applicable limits by the FDIC. Under the Dodd-Frank Wall Street Reform and Consumer Protection Act, the maximum deposit insurance amount has been permanently increased from $100,000 to $250,000 and unlimited deposit insurance has been extended to non-interest-bearing transaction accounts until December 31, 2012. Prior to the Dodd-Frank Act, the FDIC had established a Temporary Liquidity Guarantee Program under which, for the payment of an additional assessment by insured banks that did not opt out, the FDIC fully guaranteed all non-interest-bearing transaction accounts until June 30, 2010 (the “Transaction Account Guarantee Program”) and all senior unsecured debt of insured depository institutions or their qualified holding companies issued between October 14, 2008 and October 31, 2009, with the FDIC’s guarantee expiring by December 31, 2012 (the “Debt Guarantee Program”). The Company and the Bank opted out of the Debt Guarantee Program. The Bank did not opt out of the Transaction Account Guarantee Program.

The FDIC has adopted a risk-based premium system that provides for quarterly assessments based on an insured institution’s ranking in one of four risk categories based on their examination ratings and capital ratios. Well-capitalized institutions with the CAMELS ratings of 1 or 2 are grouped in Risk Category I and, until 2009, were assessed for deposit insurance at an annual rate of between five and seven basis points of insured deposits with the assessment rate for an individual institution determined according to a formula based on a weighted average of the institution’s individual CAMELS component ratings plus either five financial ratios or the average ratings of its long-term debt. Institutions in Risk Categories II, III and IV were assessed at annual rates of 10, 28 and 43 basis points, respectively.

Starting in 2009, the FDIC significantly raised the assessment rate in order to restore the reserve ratio of the Deposit Insurance Fund to the statutory minimum of 1.15%. For the quarter beginning January 1, 2009, the FDIC raised the base annual assessment rate for institutions in Risk Category I to between 12 and 14 basis points while the base annual assessment rates for institutions in Risk Categories II, III and IV were increased to 17, 35 and 50 basis points, respectively. For the quarter beginning April 1, 2009 the FDIC set the base annual assessment rate for institutions in Risk Category I to between 12 and 16 basis points and the base annual assessment rates for institutions in Risk Categories II, III and IV at 22, 32 and 45 basis points, respectively. An institution’s assessment rate could be lowered by as much as five basis points based on the ratio of its long-term unsecured debt to deposits or, for smaller institutions based on the ratio of certain amounts of Tier 1 capital to adjusted assets. The assessment rate may be adjusted for Risk Category I institutions that have a high level of brokered deposits and have experienced higher levels of asset growth (other than through acquisitions) and could be increased by as much as ten basis points for institutions in Risk Categories II, III and IV whose ratio of brokered deposits to deposits exceeds 10%. Reciprocal deposit arrangements like CDARS® were treated as brokered deposits for Risk Category II, III and IV institutions but not for institutions in Risk Category I. An institution’s base assessment rate would also be increased if an institution’s ratio of secured liabilities (including FHLB advances and repurchase agreements) to deposits exceeds 25%. The maximum adjustment for secured liabilities for institutions in Risk Categories I, II, III and IV would be 8, 11, 16 and 22.5 basis points, respectively, provided that the adjustment may not increase an institution’s base assessment rate by more than 50%.

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

The Dodd-Frank Act requires the FDIC to take such steps as necessary to increase the reserve ratio of the Deposit Insurance Fund from 1.15% to 1.35% of insured deposits by 2020. In setting the assessments, the FDIC is required to offset the effect of the higher reserve ratio against insured depository institutions with total consolidated assets of less than $10 billion. The Dodd-Frank Act also broadens the base for FDIC insurance assessments so that assessments will be based on the average consolidated total assets less average tangible equity capital of a financial institution rather than on its insured deposits. The FDIC has adopted a new restoration plan to increase the reserve ratio to 1.15% by September 30, 2020 with additional rulemaking scheduled for 2011 regarding the method to be used to achieve a 1.35% reserve ratio by that date and offset the effect on institutions with assets less than $10 billion in assets. Pursuant to the new restoration plan, the FDIC will forgo the 3 basis point increase in assessments scheduled to take effect on January 1, 2011. The FDIC has proposed new assessment regulations that would redefine the assessment base as average consolidated assets less average tangible equity. The proposed regulations would use the current assessment rate schedule with modifications to the unsecured debt and brokered deposit adjustments and the elimination of the secured liability adjustment.

In addition, all FDIC-insured institutions are required to pay assessments to the FDIC to fund interest payments on bonds issued by the Financing Corporation (“FICO”), an agency of the Federal government established to recapitalize the Federal Savings and Loan Insurance Corporation. The FICO assessment rates, which are determined quarterly, averaged ..0104% of insured deposits on an annualized basis in fiscal year 2009. These assessments will continue until the FICO bonds mature in 2017.

Regulatory Capital Requirements. The FDIC has promulgated capital adequacy requirements for state-chartered banks that, like the Bank, are not members of the Federal Reserve System. At December 31, 2010, the Bank exceeded all regulatory capital requirements and was classified as “well capitalized.”

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

The Bank is also subject to minimum capital requirements imposed by the Pennsylvania Department of Banking on Pennsylvania-chartered depository institutions. Under the Pennsylvania Department of Banking’s capital regulations, a Pennsylvania bank or savings bank must maintain a minimum leverage ratio of Tier 1 capital (as defined under the FDIC’s capital regulations) to total assets of 4%. In addition, the Pennsylvania Department of Banking has the supervisory discretion to require a higher leverage ratio for any institutions based on the institution’s substandard performance in any of a number of areas. The Bank was in compliance with both the FDIC and the Pennsylvania Department of Banking capital requirements as of December 31, 2010.

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

Federal Home Loan Bank System. The Bank is a member of FHLB of Pittsburgh, which is one of 12 regional Federal Home Loan Banks. Each Federal Home Loan Bank serves as a reserve or central bank for its members within its assigned region. It is funded primarily from funds deposited by member institutions and proceeds from the sale of consolidated obligations of the Federal Home Loan Bank system. It makes loans to members (i.e., advances) in accordance with policies and procedures established by the board of trustees of the Federal Home Loan Bank.

As a member, it is required to purchase and maintain stock in FHLB in an amount equal to 4% of its aggregate unpaid residential mortgage loans, home purchase contracts or similar obligations at the beginning of each year and 4.75% of its outstanding advances from the Federal Home Loan Bank. At December 31, 2010, the Bank was in compliance with this requirement.

Federal Reserve System. The Federal Reserve requires all depository institutions to maintain non-interest bearing reserves at specified levels against their transaction accounts (primarily checking and NOW accounts) and non-personal time deposits. The balances maintained to meet the reserve requirements imposed by the Federal Reserve may be used to satisfy the liquidity requirements. At December 31, 2010, the Bank met its reserve requirements.

Loans to One Borrower. Under Pennsylvania law, commercial banks have, subject to certain exemptions, lending limits to one borrower in an amount equal to 15% of the institution’s capital accounts. Pursuant to the national bank parity provisions of the Pennsylvania Banking Code, the Bank may also lend up to the maximum amounts permissible for national banks, which are allowed to make loans to one borrower of up to 25% of capital and surplus in certain circumstances. An institution’s capital account includes the aggregate of all capital, surplus, undivided profits, capital securities and general reserves for loan losses. As of December 31, 2010, the Bank’s loans to one borrower limitation was $8 million and the Bank was in compliance with such limitation.

Item 1A. Risk Factors

Not applicable.

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2. Properties

The Company operates from its main office, an operations center, and six branch offices, as described in “Item 1. Business.” All offices are owned except for two branch offices and the Operations Center. The leases have initial terms of between 5-20 years, with renewal options for additional years. The following table sets forth certain information regarding our offices:

	Year Opened	Owned or Leased		Book Value at 12/31/10 (in thousands)
Main Office
820 Church Street Honesdale, PA	1985	Owned		$2,281

Branch Offices
309 Main Avenue Hawley, PA	1988	Owned		$804

Route 371 Damascus, PA	1995	Leased	(1)	$85

Route 507 Greentown, PA	1997	Leased	(2)	$389

Route 739 Dingmans Ferry, PA	2004	Owned		$1,211

99 Welwood Avenue (Route 6) Hawley, PA	2008	Owned		$5,205

Operations Center
120 Sunrise Avenue Honesdale, PA	1998	Leased	(3)	$597
(1)	Lease expires 2015 with 15 year renewal option.
(2)	Lease expires 2012 with 10 year renewal option.
(3)	Lease expires 2013 with a 5 year renewal option.

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

Item 4. [Reserved]

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

(a) Market for Common Equity. The Information relating to the market for Registrant’s common equity and related stockholder matters appears under “Market Prices of Stock/Dividends Paid” in the Registrant’s Annual Report to Shareholders for the fiscal year ended December 31, 2010 (“Annual Report”) which is filed as Exhibit 13 hereto and is incorporated herein by reference. During the period covered by this report, the Company did not sell any equity securities that were not registered under the Securities Act of 1933.

(b)	Use of Proceeds. Not applicable.

(c) Issuer Purchases of Equity Securities. During the quarter ended December 31, 2010, the Registrant made no common stock repurchases.

Item 6. Selected Financial Data

The information contained in the table captioned “Summary of Selected Financial Data” in the Annual Report is incorporated herein by reference.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

(a) Disclosure Controls and Procedures. Dimeco, Inc.’s management is responsible for establishing and maintaining effective disclosure controls and procedures, as defined under Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934. As of December 31, 2010, an evaluation was performed under the supervision and with the participation of management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Registrant’s disclosure controls and procedures. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Registrant’s disclosure controls and procedures were effective as of that date in ensuring material information required to be disclosed in this Annual Report on 10-K was recorded, processed, summarized, and reported on a timely basis.

(b) Internal Control Over Financial Reporting. Management’s Report on Internal Control Over Financial Reporting is furnished herein by reference from the Annual Report. Such report is not deemed to be filed for purposes of Section 18 of the Securities Exchange Act of 1934 or otherwise subject to the liabilities of that section. There were no changes in the Registrant’s internal control over financial reporting that occurred during the quarter ended December 31, 2010 that have materially affected, or are reasonably likely to materially affect, the Registrant’s internal control over financial reporting.

Item 9B. Other Information

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Other information required under this item is incorporated herein by reference to the Proxy Statement for the 2011 Annual Meeting of Shareholders (the “Proxy Statement”) contained under the sections captioned “Section 16(a) Beneficial Ownership Reporting Compliance,” “Proposal I – Election of Directors,” and “Corporate Governance.”

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

(d)	Securities Authorized for Issuance Under Equity Compensation Plans

Set forth below is information as of December 31, 2010, with respect to compensation plans under which equity securities of the Registrant are authorized for issuance.

	Equity Compensation Plan Information

	(A)	(B)	(C)
	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (A))

Equity compensation plans approved by shareholders:
2000 Independent Directors Stock Option Plan	5,712	$34.00	—
2000 Stock Incentive Plan	22,630	35.48	—
2010 Equity Incentive Plan	—		125,000
Equity compensation plans not approved by shareholders:	—

Total	28,342	$35.18	125,000

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

(1) The consolidated balance sheet of Dimeco, Inc. as of December 31, 2010 and 2009 and the related consolidated statements of income, changes in stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2010, together with the related notes and the independent auditors’ report of S.R. Snodgrass, A.C., independent registered public accountants for the three years ended December 31, 2010.

(2) Schedules omitted as they are not applicable.

(3) The following exhibits are included in this Report or incorporated herein by reference:

3(i)	Articles of Incorporation of Dimeco, Inc., as amended (1)
3(ii)	Amended Bylaws of Dimeco, Inc. (2)
10.1†	2000 Independent Directors Stock Option Plan (3)
10.2†	2000 Stock Incentive Plan (4)
10.3†	Form of Salary Continuation Plan for Executive Officers, as amended and restated (5)
10.4†	Change in Control Severance Agreement with Gary C. Beilman (6)
10.5†	Change in Control Severance Agreement with Maureen H. Beilman (6)
10.6†	Change in Control Severance Agreement with Peter Bochnovich (6)
10.7†	2010 Equity Incentive Plan (7)
13	Annual Report to Shareholders for the fiscal year ended December 31, 2010
14	Code of Ethics for Principal Executive Officers and Senior Financial Officers (8)
21	Subsidiaries of the Registrant
23	Consent of S.R. Snodgrass, A.C.
31.1	Rule 13a-14(a)/15d-14(a) Certification
31.2	Rule 13a-14(a)/15d-14(a) Certification
32	Section 1350 Certification

†	Management contract or compensatory plan or arrangement.
(1)	Incorporated by reference to the identically numbered exhibit to the Registrant’s Form 10-K for the fiscal year ended December 31, 2004.
(2)	Incorporated by reference to the identically numbered exhibit to the Registrant’s Form 10-K for the fiscal year ended December 31, 2009.
(3)	Incorporated by reference to Exhibit 99.1 to the Registration Statement on Form S-8 (File No. 333-69416) filed with the Commission on September 14, 2002.
(4)	Incorporated by reference to Exhibit 99.1 to the Registration Statement on Form S-8 (File No. 333-69420) filed with the Commission on September 14, 2002.
(5)	Incorporated by reference to identically numbered exhibit to the Registrant’s Form 8-K filed July 2, 2007.
(6)	Incorporated by reference to identically numbered exhibit to the Registrant’s Form 10-K for the fiscal year ended December 31, 2006.
(7)	Incorporated by reference to Exhibit 10.1 to the Registration Statement on Form S-8 (File No. 333-169454) filed with the Commission on September 17, 2010.
(8)	Incorporated by reference to the identically numbered exhibit to the Registrant’s Form 10-KSB for the fiscal year ended December 31, 2003.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

DIMECO, INC.

Dated: March 25, 2011	By:	/s/ Gary C. Beilman
Gary C. Beilman President and Chief Executive Officer (Duly Authorized Representative)

Pursuant to the requirement of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on March 25, 2011 on behalf of the Registrant and in the capacities indicated.

/s/ William E. Schwarz William E. Schwarz Chairman of the Board and Director	/s/ Gary C. Beilman Gary C. Beilman President, Chief Executive Officer and Director (Principal Executive Officer)

/s/ Maureen H. Beilman Maureen H. Beilman Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)	/s/ Robert E. Genirs Robert E. Genirs Director

/s/ Barbara Jean Genzlinger Barbara Jean Genzlinger Director	/s/ John S. Kiesendahl John S. Kiesendahl Vice Chairman of the Board of Directors

/s/ Thomas A. Peifer Thomas A. Peifer Director	/s/ Henry M. Skier Henry M. Skier Director

/s/ John F. Spall John F. Spall Director	/s/ Todd J. Stephens Todd J. Stephens Director