Form 10-Q
period 2011-03-31
DIMECO INC
filed 2011-05-16
CIK 898037

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549

Form 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OF 15(D) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

or

☐ TRANSITION REPORT UNDER SECTION 13 OF 15(d) OF THE EXCHANGE ACT

Or the transition period from ________ to ________

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

As of May 1, 2011 the registrant had outstanding 1,598,218 shares of its common stock, par value $.50 share.

Dimeco, Inc.
INDEX

PART I – FINANCIAL INFORMATION		Page

Item 1.	Financial Statements

	Consolidated Balance Sheet (unaudited) as of March 31, 2011
	and December 31, 2010	3

	Consolidated Statement of Income (unaudited) for the three
	months ended March 31, 2011 and 2010	4

	Consolidated Statement of Comprehensive Income (unaudited) for the three
	months ended March 31, 2011 and 2010	5

	Consolidated Statement of Changes in Stockholders' Equity (unaudited)
	for the three months ended March 31, 2011 and 2010	6

	Consolidated Statement of Cash Flows (unaudited) for the
	three months ended March 31, 2011 and 2010	7

	Notes to Consolidated Financial Statements (unaudited)	8 - 20

Item 2.	Management’s Discussion and Analysis of Financial
	Condition and Results of Operations	21 - 24

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	24 - 26

Item 4.	Controls and Procedures	26

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings	27

Item 1a.	Risk Factors	27

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	27

Item 3.	Defaults Upon Senior Securities	27

Item 4.	Reserved	27

Item 5.	Other Information	27

Item 6.	Exhibits	27

SIGNATURES		28

Dimeco, Inc.
CONSOLIDATED BALANCE SHEET (unaudited)

(in thousands)	March 31, 2011	December 31, 2010
Assets
Cash and due from banks	$4,680	$5,831
Interest-bearing deposits in other banks	2,660	4,821
Total cash and cash equivalents	7,340	10,652

Mortgage loans held for sale	92	-
Investment securities available for sale	82,977	79,655

Loans (net of unearned income of $16 and $25)	422,468	425,069
Less allowance for loan losses	7,115	7,741
Net loans	415,353	417,328

Premises and equipment	10,403	10,572
Accrued interest receivable	1,940	1,888
Bank-owned life insurance	9,778	9,545
Other real estate owned	3,995	960
Prepaid FDIC insurance	1,438	1,615
Other assets	10,015	9,999
TOTAL ASSETS	$543,331	$542,214

Liabilities
Deposits :
Noninterest-bearing	$50,126	$43,067
Interest-bearing	400,441	411,667
Total deposits	450,567	454,734

Short-term borrowings	17,908	13,006
Other borrowed funds	19,077	19,552
Accrued interest payable	698	679
Other liabilities	3,589	3,564
TOTAL LIABILITIES	491,839	491,535

Stockholders' Equity
Common stock, $.50 par value; 5,000,000 shares authorized;
1,652,318 shares issued	826	826
Capital surplus	6,273	6,273
Retained earnings	45,872	45,177
Accumulated other comprehensive income	588	470
Treasury stock, at cost (54,100 shares)	(2,067)	(2,067)
TOTAL STOCKHOLDERS' EQUITY	51,492	50,679
TOTAL LIABILITES AND STOCKHOLDERS' EQUITY	$543,331	$542,214

See accompanying notes to the unaudited consolidated financial statements.

Dimeco, Inc.
CONSOLIDATED STATEMENT OF INCOME (unaudited)

(in thousands, except per share)	For the three months ended March 31,
	2011	2010
Interest Income
Interest and fees on loans	$5,445	$5,481
Investment securities:
Taxable	290	296
Exempt from federal income tax	290	256
Other	15	12
Total interest income	6,040	6,045

Interest Expense
Deposits	1,139	1,796
Short-term borrowings	23	25
Other borrowed funds	219	257
Total interest expense	1,381	2,078

Net Interest Income	4,659	3,967
Provision for loan losses	425	250
Net Interest Income After Provision for
Loan Losses	4,234	3,717

Noninterest Income
Service charges on deposit accounts	271	343
Mortgage loans held for sale gains, net	82	50
Investment securities losses	(2)	-
Brokerage commissions	181	138
Earnings on bank-owned life insurance	108	106
Other income	303	324
Total noninterest income	943	961

Noninterest Expense
Salaries and employee benefits	1,777	1,674
Occupancy expense, net	306	305
Furniture and equipment expense	105	118
Professional fees	310	152
Data processing expense	179	187
FDIC insurance	189	177
Other expense	731	587
Total noninterest expense	3,597	3,200

Income before income taxes	1,580	1,478
Income taxes	310	376

NET INCOME	$1,270	$1,102

Earnings per Share - basic	$0.79	$0.70
Earnings per Share - diluted	$0.79	$0.70

Average shares outstanding - basic	1,598,218	1,575,103
Average shares outstanding - diluted	1,600,252	1,575,150

See accompanying notes to the unaudited consolidated financial statements.

Dimeco, Inc.
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (unaudited)

	For the three months ended March 31,
	2011	2010
Net income	$1,270	$1,102
Other comprehensive income:
Unrealized gain on available for sale securities	181	255
Reclassification adjustment for loss included in net income	2	-
Other comprehensive income before tax	179	255
Income tax expense related to other comprehensive income	61	87
Other comprehensive income, net of tax	118	168
Comprehensive income	$1,388	$1,270

See accompanying notes to the unaudited consolidated financial statements.

Dimeco, Inc.
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (unaudited)

(in thousands)	Common Stock	Capital Surplus	Retained Earnings	Accumulated Other Comprehensive Income	Treasury Stock	Total Stockholders' Equity
Balance, December 31, 2010	$826	$6,273	$45,177	$470	$(2,067)	$50,679

Net income			1,270			1,270
Unrealized gain on available for sale securities, net of tax expense of $61				118		118
Cash dividends ($.36 per share)			(575)			(575)

Balance, March 31, 2011	$826	$6,273	$45,872	$588	$(2,067)	$51,492

See accompanying notes to the unaudited consolidated financial statements.

Dimeco, Inc.
CONSOLIDATED STATEMENT OF CASH FLOWS (unaudited)

	For the three months ended March 31,
(in thousands)	2011	2010
Operating Activities
Net income	$1,270	$1,102
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	425	250
Depreciation and amortization	261	250
Amortization of premium and discount on investment securities, net	149	-
Amortization of net deferred loan origination fees	(45)	(27)
Investment securities losses	2	-
Origination of loans held for sale	(3,788)	(1,722)
Proceeds from sale of loans	3,778	1,772
Mortgage loans held for sale gains, net	(82)	(50)
Decrease (increase) in accrued interest receivable	(52)	36
Increase (decrease) in accrued interest payable	19	(49)
Deferred federal income taxes	164	(156)
Earnings on bank owned life insurance	(108)	(106)
Decrease in prepaid FDIC insurance	177	165
Other, net	(783)	(179)
Net cash provided by operating activities	1,387	1,286
Investing Activities
Investment securities available for sale:
Proceeds from sales or mergers	22	-
Proceeds from maturities or paydowns	35,327	52,685
Purchases	(38,142)	(71,344)
Redemption of Federal Home Loan Bank stock	16	-
Net (decrease) increase in loans	(1,442)	1,649
Purchase of fixed annuity	-	(1,500)
Purchase of bank-owned life insurance	(141)	-
Purchase of premises and equipment	(24)	(15)
Net cash used for investing activities	(4,384)	(18,525)

Financing Activities
Net (decrease) increase in deposits	(4,167)	14,246
Increase in short-term borrowings	4,902	6,610
Repayment of other borrowed funds	(475)	(2,455)
Proceeds from exercise of stock options	-	600
Cash dividends paid	(575)	(575)
Net cash provided by (used for) financing activities	(315)	18,426
Increase (decrease) in cash and cash equivalents	(3,312)	1,187

Cash and cash equivalents at beginning of period	10,652	21,287
Cash and cash equivalents at end of period	$7,340	$22,474

Amount paid for interest	$1,362	$2,128
Amount paid for income taxes	$-	$-

Noncash investing activities:
Transfer of loans to other real estate	$3,035	$684
Changes in the unrealized holding gains and losses on available-for- sale securities	$181	$255
Investment purchases not settled	$500	$3,826

See accompanying notes to the unaudited consolidated financial statements.

Dimeco, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The consolidated financial statements include the accounts of Dimeco, Inc. (the "Company") and its wholly-owned subsidiary, The Dime Bank (the "Bank").  The financial statements of The Dime Bank include the consolidated financial statements of the Bank’s wholly-owned subsidiary, TDB Insurance Services, LLC.  All significant intercompany balances and transactions have been eliminated in the consolidation.

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

In July 2010, FASB issued ASU No. 2010-20, Receivables (Topic 310): Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses.  ASU 2010-20 is intended to provide additional information to assist financial statement users in assessing an entity’s credit risk exposures and evaluating the adequacy of its allowance for credit losses. The disclosures as of the end of a reporting period are effective for interim and annual reporting periods ending on or after December 15, 2010. The disclosures about activity that occurs during a reporting period are effective for interim and annual reporting periods beginning on or after December 15, 2010.  The amendments in ASU 2010-20 encourage, but do not require, comparative disclosures for earlier reporting periods that ended before initial adoption. However, an entity should provide comparative disclosures for those reporting periods ending after initial adoption.  See Note 5 for the necessary disclosure.

In September, 2010, the FASB issued ASU 2010-25, Plan Accounting – Defined Contribution Pension Plans.  The amendments in this ASU require that participant loans be classified as notes receivable from participants, which are segregated from plan investments and measured at their unpaid principal balance plus any accrued but unpaid interest.  The amendments in this update are effective for fiscal years ending after December 15, 2010 and did not have a significant impact on the Company’s financial statements.

In October, 2010, the FASB issued ASU 2010-26, Accounting for Costs Associated with Acquiring or Renewing Insurance Contracts.  This ASU addresses the diversity in practice regarding the interpretation of which costs relating to the acquisition of new or renewal insurance contracts qualify for deferral.  The amendments are effective for fiscal years and interim periods within those fiscal years, beginning after December 15, 2011 and are not expected to have a significant impact on the Company’s financial statements.

In December 2010, the FASB issued ASU 2010-29, Disclosure of Supplementary Pro Forma Information for Business Combinations.  The amendments in this update specify that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only.  The amendments also expand the supplemental pro forma disclosures under Topic 805 to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings.   The amendments in this Update are effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. Early adoption is permitted.  This ASU did not have a significant impact on the Company’s financial statements.

In January 2011, the FASB issued ASU 2011-01, Receivables (Topic 310):  Deferral of the Effective Date of Disclosures about Troubled Debt Restructurings in Update No. 2010-20.  The amendments in this Update temporarily delay the effective date of the disclosures about troubled debt restructurings in Update 2010-20, enabling public-entity creditors to provide those disclosures after the FASB clarifies the guidance for determining what constitutes a troubled debt restructuring.  The deferral in this Update will result in more consistent disclosures about troubled debt restructurings.  This amendment does not defer the effective date of the other disclosure requirements in Update 2010-20.  In the proposed Update for determining what constitutes a troubled debt restructuring, the FASB proposed that the clarifications would be effective for interim and annual periods ending after June 15, 2011.  For the new disclosures about troubled debt restructurings in Update 2010-20, those clarifications would be applied retrospectively to the beginning of the fiscal year in which the proposal is adopted.  The adoption of this guidance is not expected to have a significant impact on the Company’s financial statements.

In April 2011, the FASB issued ASU 2011-02, Receivables (Topic 310):  A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring.  The amendments in this Update provide additional guidance or clarification to help creditors in determining whether a creditor has granted a concession and whether a debtor is experiencing financial difficulties for purposes of determining whether a restructuring constitutes a troubled debt restructuring.  The amendments in this Update are effective for the first interim or annual reporting period beginning on or after June 15, 2011, and should be applied retrospectively to the beginning annual period of adoption.  As a result of applying these amendments, an entity may identify receivables that are newly considered impaired.  For purposes of measuring impairment of those receivables, an entity should apply the amendments prospectively for the first interim or annual period beginning on or after June 15, 2011.  This ASU is not expected to have a significant impact on the Company’s financial statements.

Stock Options

The Company maintains a stock option plan for key officers and non-employee directors.  There were no options granted in 2011 or 2010.

On April 22, 2010 the Company adopted the 2010 Equity Incentive Plan in order to issue options in future periods.  No options have been granted under that plan at this time.

As of March 31, 2011 and 2010, there was no unrecognized compensation cost to unvested share-based compensation awards granted.

NOTE 2 – EARNINGS PER SHARE

There are no convertible securities which would affect the numerator in calculating basic and diluted earnings per share; therefore, net income as presented on the Consolidated Statement of Income (unaudited) will be used as the numerator.  The following table sets forth the composition of the weighted-average common shares (denominator) used in the basic and diluted earnings per share computation:

	Three months ended March 31,
	2011	2010
Weighted average common stock outstanding	1,652,318	1,629,203
Average treasury stock	(54,100)	(54,100)
Weighted average common stock and common stock equivalents used to calculate basic earnings per share	1,598,218	1,575,103
Additional common stock equivalents (stock options) used to calculate diluted earnings per share	2,034	47
Weighted average common stock and common stock equivalents used to calculate diluted earnings per share	1,600,252	1,575,150

NOTE 3 – INVESTMENTS

The amortized cost and estimated market value of investment securities are summarized as follows (in thousands):

	March 31, 2011
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
AVAILABLE FOR SALE
U.S. government agencies	$12,649	$88	$(19)	$12,718
Mortgage-backed securities of government-sponsored entities	24,816	247	(63)	25,000
Obligations of states and political subdivisions:
Taxable	1,195	39	(1)	1,233
Tax-exempt	31,125	410	(278)	31,257
Corporate securities	3,255	423	-	3,678
Commercial paper	8,497	-	-	8,497
Total debt securities	81,537	1,207	(361)	82,383

Equity securities of financial institutions	549	113	(68)	594
Total	$82,086	$1,320	$(429)	$82,977

	December 31, 2010
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
AVAILABLE FOR SALE
U.S. government agencies	$12,696	$107	$(29)	$12,774
Mortgage-backed securities of government-sponsored entities	24,104	218	(48)	24,274
Obligations of states and political subdivisions:
Taxable	1,197	13	(11)	1,199
Tax-exempt	28,026	361	(408)	27,979
Corporate securities	4,265	466	(1)	4,730
Commercial paper	8,099	-	-	8,099
Total debt securities	78,387	1,165	(497)	79,055

Equity securities of financial institutions	557	114	(71)	600
Total	$78,944	$1,279	$(568)	$79,655

The following table shows the Company’s fair value and gross unrealized losses, aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position (in thousands):

	March 31, 2011
	Less than Twelve Months		Twelve Months or Greater		Total
	Estimated Market Value	Gross Unrealized Losses	Estimated Market Value	Gross Unrealized Losses	Estimated Market Value	Gross Unrealized Losses
U.S. Government agencies	$1,959	$18	$470	$1	$2,429	$19
Mortgage-backed securities of government-sponsored entities	6,766	63	-	-	6,766	63
Obligations of states and political subdivisions	8,062	255	223	24	8,285	279
Corporate securities	-	-	-	-	-	-
Total debt securities	16,787	336	693	25	17,480	361

Equity securities of financial
institutions	13	1	133	67	146	68
Total	$16,800	$337	$826	$92	$17,626	$429

	December 31, 2010
	Less than Twelve Months		Twelve Months or Greater		Total
	Estimated Market Value	Gross Unrealized Losses	Estimated Market Value	Gross Unrealized Losses	Estimated Market Value	Gross Unrealized Losses
U.S. Government agencies	$2,892	$28	$474	$1	$3,366	$29
Mortgage-backed securities of government-sponsored entities	7,446	48	-	-	7,446	48
Obligations of states and political subdivisions	10,864	395	223	24	11,087	419
Corporate securities	999	1	-	-	999	1
Total debt securities	22,201	472	697	25	22,898	497

Equity securities of financial institutions	22	1	138	70	160	71
Total	$22,223	$473	$835	$95	$23,058	$568

The Company reviews its position quarterly and has asserted that at March 31, 2011, the declines outlined in the above tables represent temporary declines and the Company does not intend to sell and does not believe they will be required to sell these securities before recovery of their cost basis, which may be at maturity. There were 46 and 55 positions that were temporarily impaired at March 31, 2011 and December 31, 2010, respectively. The Company has concluded that the unrealized losses disclosed above are not other than temporary, but are the result of interest rate changes, sector credit ratings changes or company-specific ratings changes that are not expected to result in the non-collection of principal and interest during the period in consideration for debt securities.  Determination of other than temporary losses in the financial services equity portfolio includes consideration of the length of time in a loss position, analysis of the capital structure of the entity and review of publicly available regulatory actions and published financial reports.

The Company received proceeds of $17 and recorded a gain of $1 in 2011 from the sales of securities.  In addition, the Company received proceeds of $5 and recorded a loss of $3 on a merger transaction.  The Company had no security sales or merger activity in the first quarter of 2010.

The amortized cost and estimated market value of debt securities at March 31, 2011, by contractual maturity, are shown below.  Expected maturities of mortgage-backed securities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepay penalties (in thousands):

	Available for Sale
	Amortized	Fair
	Cost	Value
Due in one year or less	$17,286	$17,380
Due after one year through five years	25,407	25,768
Due after five years through ten years	17,452	17,603
Due after ten years	21,392	21,632
Total debt securities	$81,537	$82,383

NOTE 4 – LOANS

Major classifications of loans at March 31, 2011 and December 31, 2010 are as follows (in thousands):

	March 31, 2011	December 31, 2010
Loans secured by real estate:
Construction and development	$12,885	$12,472
Secured by farmland	3,453	2,590
Secured by 1-4 family residential properties:
Revolving, open-end loans	9,670	9,935
All other 1-4 family	81,449	81,665
Secured by non-farm, non-residential properties	252,434	255,851

Commercial and industrial loans	45,417	44,850

Loans to individuals for household, family and other personal expenditures:
Ready credit loans	580	582
Other consumer loans	9,944	10,190

Other loans:
Agricultural loans	1,429	1,771
All other loans	5,207	5,163
Total loans	$422,468	$425,069

NOTE 5 – ALLOWANCE FOR LOAN LOSSES

The total allowance reflects management's estimate of loan losses inherent in the loan portfolio at the balance sheet date. The Company considers the allowance for loan losses of $7,115 adequate to cover loan losses inherent in the loan portfolio.  The following table presents by portfolio segment, the allowance for loan losses as of March 31, 2011 and December 31, 2010 (in thousands):

	March 31, 2011
Allowance for loan losses:	Commercial	Construction & Development	Commercial Real Estate	Consumer	Residential Real Estate	Total
Beginning balance	$634	$223	$5,719	$194	$971	$7,741
Charge-offs	(250)	-	(746)	(70)	-	(1,066)
Recoveries	-	-	-	14	1	15
Provision	230	-	(73)	63	205	425
Ending Balance	$614	$223	$4,900	$201	$1,177	$7,115

Ending allowance balance:
Loans individually evaluated for impairment	$-	$-	$1,122	$-	$-	$1,122

Loans collectively evaluated for impairment	614	223	3,778	201	1,177	5,993
Total Balance	$614	$223	$4,900	$201	$1,177	$7,115

Ending loan balance:
Loans individually evaluated for impairment	$-	$-	$12,375	$-	$-	$12,375
Loans collectively evaluated for impairment	52,053	12,885	243,512	10,524	91,119	410,093
Total	$52,053	$12,885	$255,887	$10,524	$91,119	$422,468

	December 31, 2010
Allowance for loan losses:	Commercial	Construction & Development	Commercial Real Estate	Consumer	Residential Real Estate	Total
Allowance for loan losses:
Beginning balance	$626	$-	$4,548	$171	$908	$6,253
Charge-offs	(35)	-	-	(144)	(138)	(317)
Recoveries	10	-	-	45	-	55
Provision	33	223	1,171	122	201	1,750
Ending Balance	$634	$223	$5,719	$194	$971	$7,741

Ending allowance balance:
Loans individually evaluated for impairment	$-	$-	$1,774	$-	$-	$1,774
Loans collectively evaluated for impairment	634	223	3,945	194	971	$5,967
Total Balance	$634	$223	$5,719	$194	$971	$7,741

Ending loan balance:
Loans individually evaluated for impairment	$-	$-	$15,529	$-	$-	$15,529

Loans collectively evaluated for impairment	51,784	12,472	242,912	10,772	91,600	409,540
Total	$51,784	$12,472	$258,441	$10,772	$91,600	$425,069

Credit Quality Information

The following tables represent credit exposures by assigned grades as of March 31, 2011 and December 31, 2010. The grading analysis estimates the capability of the borrower to repay the contractual obligations of the loan agreements as scheduled or at all. The Company's internal credit risk grading system is based on experiences with similarly graded loans.

The Company's internally assigned grades are as follows:

Pass – loans which are protected by the current net worth and paying capacity of the obligor or by the value of the underlying collateral.

Special Mention – loans where a potential weakness or risk exists, which could cause a more serious problem if not corrected.

Substandard – loans that have a well-defined weakness based on objective evidence and are characterized by the distinct possibility that the Bank will sustain some loss if the deficiencies are not corrected.

Doubtful – loans classified as doubtful have all the weaknesses inherent in a substandard asset.  In addition, these weaknesses make collection or liquidation in full highly questionable and improbable, based on existing circumstances.

Loss – loans classified as a loss are considered uncollectable, or of such value that continuance as an asset is not warranted.

Loans are graded by either independent loan review or internal review.  Internally reviewed loans were assigned a risk weighting by the loan officer and approved by the loan committee, but have not undergone a formal loan review by an independent party.  These loans are typically smaller dollar balances that have not experienced delinquency issues. Balances include gross loan value before unearned income and excluding overdrafts as of March 31, 2011 and December 31, 2010 (in thousands):

	March 31, 2011
	Commercial	Construction & Development	Commercial Real Estate	Consumer	Residential Real Estate	Total
Loans Independently Reviewed:
Pass	$18,415	$2,324	$123,546	$72	$6,715	$151,072
Special Mention	645	138	9,667	34	545	11,029
Substandard	2,755	3,271	35,252	25	2,072	43,375
Doubtful	-	-	-	-	-	-
Loss	-	-	-	-	-	-
Ending Balance	$21,815	$5,733	$168,465	$131	$9,332	$205,476

Loans Internally Reviewed:
Pass	$30,227	$7,164	$88,327	$10,368	$81,838	$217,924
Special Mention	-	-	-	37	173	210
Substandard	-	-	-	-	-	-
Doubtful	-	-	-	-	-	-
Loss	-	-	-	-	-	-
Ending Balance	$30,227	$7,164	$88,327	$10,405	$82,011	$218,134

	December 31, 2010
	Commercial	Construction & Development	Commercial Real Estate	Consumer	Residential Real Estate	Total
Loans Independently Reviewed:
Pass	$17,454	$3,034	$128,114	$54	$6,457	$155,113
Special Mention	307	-	10,806	31	333	11,477
Substandard	2,370	1,774	35,715	8	2,057	41,924
Doubtful	-	-	-	1	-	1
Loss	-	-	-	-	-	-
Ending Balance	$20,131	$4,808	$174,635	$94	$8,847	$208,515

Loans Internally Reviewed:
Pass	$31,496	$7,693	$84,709	$10,634	$82,798	$217,330
Special Mention	-	-	-	45	176	221
Substandard	-	-	-	13	-	13
Doubtful	-	-	-	-	-	-
Loss	-	-	-	-	-	-
Ending Balance	$31,496	$7,693	$84,709	$10,692	$82,974	$217,564

Age Analysis of Past Due Loans by Class

The following is a table which includes an aging analysis of the recorded investment of past due loans as of March 31, 2011 and December 31, 2010 including loans which are in nonaccrual status (in thousands):

	March 31, 2011
	30-59 Days Past Due	60-89 Days Past Due	90 Days Or Greater	Total Past Due	Current	Total Loans	Recorded Investment >90 Days and Accruing
Commercial	$531	$44	$101	$676	$51,377	$52,053	$99
Construction &development	1,177	-	-	1,177	11,708	12,885	-
Commercial real estate	7,358	322	1,734	9,414	246,473	255,887	375
Consumer	136	12	34	182	10,342	10,524	14
Residential real estate	511	566	366	1,443	89,676	91,119	321
Total	$9,713	$944	$2,235	$12,892	$409,576	$422,468	$809

	December 31, 2010
	30-59 Days Past Due	60-89 Days Past Due	90 Days Or Greater	Total Past Due	Current	Total Loans	Recorded Investment >90 Days and Accruing
Commercial	$487	$139	$580	$1,206	$50,578	$51,784	$580

Construction & development	-	-	-	-	12,472	12,472	-
Commercial real estate	55	2,712	16,044	18,811	239,630	258,441	952
Consumer	128	30	59	217	10,555	10,772	44
Residential real estate	221	241	547	1,009	90,591	91,600	512
Total	$891	$3,122	$17,230	$21,243	$403,826	$425,069	$2,088

Impaired Loans

Management considers commercial loans and commercial real estate loans which are 90 days or more past due as impaired, and if warranted, includes the entire customer relationship in that status.  These loans are analyzed to determine if it is probable that all amounts will not be collected according to the contractual terms of the loan agreement.  If management determines that the value of the impaired loan is less than the recorded investment in the loan (net of previous charge-offs, deferred loan fees or costs and unamortized premium or discount), impairment is recognized through an allowance estimate or a charge-off to the allowance.

The following tables include the recorded investment and unpaid principal balances for impaired loans with the associated allowance amount, if applicable, as of March 31, 2011 and December 31, 2010 (in thousands):

	March 31, 2011
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Commercial real estate	$7,056	$7,056	$-	$7,189	$78
With an allowance recorded:
Commercial real estate	5,319	5,319	1,122	4,646	-
Total:
Commercial real estate	$12,375	$12,375	$1,122	$11,835	$78

	December 31, 2010
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Commercial real estate	$5,775	$5,775	$-	$444	$-
With an allowance recorded:
Commercial real estate	9,754	9,754	1,774	9,822	-
Total:
Commercial real estate	$15,529	$15,529	$1,774	$10,266	$-

Nonaccrual Loans

Loans are considered nonaccrual upon reaching 90 days delinquency, although he Company may be receiving partial payments if interest and partial repayments of principal on such loans.  Loans that are well secured and in the process of collection may not be placed on nonaccrual status based on management’s review of the specific loan.  When a loan is placed in nonaccrual status, previously accrued but unpaid interest is deducted from interest income.

In the following table are loans, presented by class, on nonaccrual status as of March 31, 2011 and December 31, 2010 (in thousands):

	03/31/11	12/31/10
Commercial	$2	$-
Commercial real estate	12,472	15,626
Consumer	19	15
Residential real estate	45	35
Total	$12,538	$15,676

NOTE 6 – FAIR VALUE MEASUREMENTS

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

The following is a description of the valuation methodologies the Company uses for financial instruments recorded at fair value on either a recurring or nonrecurring basis:

Securities Available for Sale

Securities available for sale consists of both debt and equity securities.  These securities are recorded at fair value on a recurring basis.  At March 31, 2011 and December 31, 2010, all of these securities used valuation methodologies involving market based or market derived information, collectively Level I and Level II measurements, to measure fair value.

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

The following tables present the assets reported on the consolidated statements of financial condition at their fair value as of March 31, 2011 and December 31, 2010 by level within the fair value hierarchy.  As required by ASC 820, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement (in thousands).

	March 31, 2011
	Level I	Level II	Level III	Total
Assets:
U.S. government agencies	$-	$12,718	$-	$12,718
Mortgage-backed securities of government-sponsored entities	-	25,000	-	25,000
Obligations of states and political subdivisions:
Taxable	-	1,233	-	1,233
Tax-exempt	-	31,257	-	31,257
Corporate securities	-	3,678	-	3,678
Commercial paper	8,497	-	-	8,497
Total debt securities	8,497	73,886	-	82,383
Equity securities of financial institutions	594	-	-	594
Total	$9,091	$73,886	$-	$82,977

	December 31, 2010
	Level I	Level II	Level III	Total
Assets:
U.S. government agencies	$-	$12,774		$12,774
Mortgage-backed securities of government-sponsored entities	-	24,274	-	24,274
Obligations of states and political subdivisions:
Taxable	-	1,199		1,199
Tax-exempt	-	27,979		27,979
Corporate securities	-	4,730		4,730
Commercial paper	8,099	-		8,099
Total debt securities	8,099	70,956		79,055
Equity securities of financial institutions	600	-		600
Total	$8,699	$70,956	$-	$79,655

The following table presents the assets measured on a nonrecurring basis on the consolidated statements of financial condition at their fair value as of March 31, 2011 and December 31, 2010, by level within the fair value hierarchy.  Impaired loans that are collateral dependent are written down to fair value through the establishment of specific reserves. Techniques used to value the collateral that secure the impaired loan include: quoted market prices for identical assets classified as Level I inputs; observable inputs, employed by certified appraisers, for similar assets classified as Level II inputs.  In cases where valuation techniques included inputs that are unobservable and are based on estimates and assumptions developed by management based on the best information available under each circumstance, the asset valuation is classified as Level III inputs (in thousands).

	March 31, 2011
	Level I	Level II	Level III	Total
Assets measured on a nonrecurring basis:
Impaired loans	$-	$-	$11,253	$11,253
Other real estate owned	$-	$-	$3,995	$3,995
Mortgage servicing rights	$-	$-	$536	$536

	December 31, 2010
	Level I	Level II	Level III	Total
Assets measured on a nonrecurring basis:
Impaired loans	$-	$13,756	$-	$13,756
Other real estate owned	$-	$960	$-	$960
Mortgage servicing rights	$-	$-	$549	$549

NOTE 7 – FAIR VALUE DISCLOSURE

The estimated fair values of the Company’s financial instruments are as follows (in thousands):

	March 31, 2011		December 31, 2010
	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial Assets:
Cash and cash equivalents	$7,340	$7,340	$10,652	$10,652
Mortgage loans held for sale	$92	$92	$-	$-
Investment securities	$82,977	$82,977	$79,655	$79,655
Fixed annuity	$1,534	$1,534	$1,500	$1,500
Net loans	$415,353	$428,603	$417,328	$434,472
Accrued interest receivable	$1,940	$1,940	$1,888	$1,888
Regulatory stock	$1,709	$1,709	$1,725	$1,725
Bank-owned life insurance	$9,778	$9,778	$9,545	$9,545
Mortgage servicing rights	$536	$536	$549	$549

Financial liabilities:
Deposits	$450,567	$452,412	$454,734	$456,991
Short-term borrowings	$17,908	$17,907	$13,006	$13,006
Other borrowed funds	$19,077	$20,262	$19,552	$20,923
Accrued interest payable	$698	$698	$679	$679

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

Fixed Annuity

The fair value is equal to the current carrying value.

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

Financial Condition

Total assets at March 31, 2011 increased slightly from balances at December 31, 2010, ending the period at $543,331,000 or .2% greater. As deposit balances declined during the quarter, asset growth came from retained earnings and short-term borrowings in the form of securities sold under agreement to repurchase.

Total cash and cash equivalents declined $3,312,000 or 31.1% due to a decline of $1,081,000 or 25.9% in balances needed for check clearing at the Federal Reserve Bank of Philadelphia (the “Fed”) and the transfer of $2,161,000 or 44.8% from interest-bearing balances due from other banks to higher yielding assets.   We are required to maintain noninterest-bearing balances at the Fed based upon the dollar amount of checks that are processed on a daily basis.

Investment securities available for sale increased $3,322,000 or 4.2 % from balances at December 31, 2010.  During the first quarter of 2011 we purchased $3,278,000 in tax-exempt municipal bonds as opportunities arose to increase the yield in this type of security.  Smaller variances in other types of investments were responsible for the remaining change.

Total loans decreased $2,601,000 or .6% during the first quarter of 2011 as compared to balances at December 31, 2010.  We completed foreclosure action in relation to a $3,746,000 commercial real estate loan relationship in the first quarter of 2011.  Although we continued to receive loan requests, many of those requests did not meet our underwriting standards and were denied.  We have not changed our underwriting standards but economic conditions are having a negative impact on many of the requests received.

The addition of the commercial real estate property noted above increased the balance of other real estate owned by $3,000,000 along with foreclosure of a residential property in the amount of $35,000.  Management is actively negotiating with potential buyers for the sale of these properties.  We have entered into an agreement for sale of a commercial restaurant property which is valued at $683,000. We expect that sale to be closed by the end of the second quarter 2011.

Total deposits declined $4,167,000 or .9% during the first quarter of 2011.   Noninterest-bearing deposits increased $7,059,000 or 16.4%. This growth included temporary seasonal increases for several commercial customers which we acknowledge will be drawn down as the year progresses.  At the same time, interest-bearing deposits decreased $11,226,000 or 2.7%.   Certificates of deposit decreased $17,269,000 or 6.6% from year end balances with $9,475,000 in municipal tax deposits that matured in conjunction with the customer’s cash flow requirements.   Balance draw downs are consistent with our experience in previous years.  As an additional source of liquidity, the Bank participates in the Certificate of Deposit Account Registry Service.  During the first quarter of 2011, we allowed $4,945,000 of these balances to mature as we did not have need for the additional cash during the quarter.  Customers are more apt to return funds to the stock and bond markets and several customers with certificates of deposit moved their funds to our wealth management division during the quarter.  Simultaneously, we are seeing an increase in balances of interest-bearing checking accounts of $4,618,000 or 10.2% with attraction of new commercial relationships along with development of new retail customers.

Short-term borrowings consist of securities sold under agreement to repurchase.  These balances at March 31, 2011 increased $4,902,000 or 37.7% from balances at year end 2010.   Commercial customers maintain a balance of $30,000 in a noninterest-bearing deposit account and all amounts greater than that are swept into repurchase accounts.  Many of these deposit customers businesses are in the summer camping industry and accept deposits in advance for the upcoming camping season, serving to temporarily increase these balances at the end of the first quarter.

Stockholders’ equity increased $813,000 or 1.6% during the first quarter of 2011.  Net income of $1,270,000 was offset by dividends declared of $575,000.   In addition, we recognized an increase in the market value of our investment portfolio of $118,000 net of income taxes in the first three months of 2011, serving to increase the balance of accumulated other comprehensive income.  Regulatory capital ratios remain strong with 12.4% total risk-based capital, 11.1% Tier I capital and a Tier I leverage ratio of 9.4%.  The regulatory minimums to be well capitalized for these ratios are 10.0%, 6.0% and 5.0%, respectively.

Results of Operations

Comparison of the three months ended March 31, 2011 and 2010

The Company reported net income of $1,270,000 for the quarter ended March 31, 2011, representing an increase of $168,000 or 15.2% over the first quarter of 2010.

Net interest income, the largest portion of income, was $4,659,000 for the first quarter of 2011, an increase of $692,000 or 17.4% greater than recorded for the first quarter of 2010.

Total interest income remained stable in 2011 as compared to 2010, showing a decrease of $5,000 or .1%.  Interest and fees earned on loans declined $36,000 or .7% in 2011 over 2010 although the average balance of the loan portfolio increased by $12,462,000 or 3.0%.  At the same time, the average interest rate of the portfolio declined by .2%, resulting in the average rate earned of 5.2% during the first quarter of 2011.  Interest rate declines on variable interest rate loans have slowed significantly as compared to previous periods although we will continue to see a small amount of loans repricing to lower rates as long as market rates remain at current levels.   We have implemented interest rate floors on new financing and on renewal of any lines of credit as they mature.  Compounding the decline in interest earned were $12,538,000 of loans in nonaccrual status at March 31, 2011.  We were able to recognize income of $78,000 of interest income on $5,661,000 of nonaccrual loans for which payments were current while we did not recognize income on $6,877,000 of those loans which would have earned an additional $76,000 of income if they were performing.  At March 31, 2010, the balance of nonaccrual loans was $7,701,000 which would have earned $104,000 of additional interest income if performing.

Interest earned on tax exempt investments increased $34,000 or 13.3% in 2011 as compared to a year earlier.   The average balance of these investments increased $2,849,000 or 10.7% in the first quarter of 2011 as compared to the same period last year while the average tax equivalent interest rate earned on the portfolio in 2011 was 6.1% as compared to 5.9% in 2010.  We continued to invest in tax exempt bonds during the past year because we believed they were the most appropriate investment for our portfolio.  We understand that these investments have extended the duration of our investment portfolio but are comfortable with the choices made since we have found additional liquidity sources and don’t necessarily need quicker maturity schedules.

Interest expense declined $697,000 or 33.5% in the first quarter of 2011 as compared to the same period of 2010.  Interest paid on deposits declined $657,000 or 36.6% as balances of higher costing certificates of deposit declined $38,386,000 or 13.2% on average from the first quarter of 2010 to the same period in 2011.  Simultaneously, the average interest rate paid on those deposits decreased by .7% over the period.  This decline in both the interest rate paid and balances invested in certificates of deposit came as the successful result of the strategy implemented in 2010 to decrease our cost of funds.   The deposit mix shifted from these highest-costing accounts to money market and interest-bearing checking accounts.  Balances of money market accounts increased $23,343,000 or 55.6% and interest-bearing checking balances increased $8,763,000 or 22.3% in 2011 as compared to 2010.  The average interest rate paid on money market accounts declined .4% while the average interest rate paid on interest-bearing checking accounts increased 3 basis points due to having greater balances in the higher tiered accounts.    Interest paid on other borrowed funds declined $38,000 or 14.8% as FHLB borrowings were repaid over the past year through both regularly scheduled payments on amortizing borrowings and the maturity of $1,000,000 during the past twelve months resulting in a decrease in the average balance of $3,785,000 or 16.4%.

The provision for loan losses is charged to operations to bring the total allowance for loan losses to a level that represents management’s best estimates of the losses inherent in the portfolio, based on:

●	historical experience;

●	volume;

●	type of lending conducted by the Bank;

●	industry standards;

●	the level and status of past due and non-performing loans;

●	the general economic conditions in the Bank’s lending area along with national trends; and

●	other factors affecting the collectability of the loans in its portfolio.

Provision for loan loss expense was $175,000 or 70.0% greater in the first quarter of 2011 than the same quarter of 2010.  Growth in the loan portfolio, negative changes in loan quality based on our loan rating system and stagnating economic indicators resulted in our analysis indicating higher provision expense in 2011 as compared to 2010.  We continue to monitor the allowance for loan loss based on our analysis and believe that the allowance for loan loss balance is adequate.

Total noninterest income declined slightly in the first quarter of 2011 as compared to the same quarter of 2010.  Variations were realized in all types of noninterest income.  Service charges on deposit accounts declined $72,000 or 21.0% from income a year earlier due to both regulatory changes that affected our ability to levy service charges on checking accounts and a general increase in our customer’s diligence in monitoring their balances to avoid service charges on their accounts.  We were able to increase gains on the sale of residential loans sold in the secondary market by $32,000 or 64.0% over income earned during the same quarter a year earlier due to a greater number of loan originations in 2011 as compared to 2010.  Brokerage commissions increased $43,000 or 31.2% over the same period last year.   The wealth management department is seeing more customers as a result of our referral program, the public’s increasing trust in financial markets and by market value increases in customers’ investment portfolios upon which we receive asset-based percentage fees.  Other noninterest income combines many other sources of revenue for the Company.  There were no significant changes in these types of income other than recognition of a $30,000 estimated loss on the limited partnership which we invested in to obtain federal low-income housing tax credits which was not operational in the first quarter of 2010.

Salaries and employee benefits increased $103,000 or 6.2% in the first quarter of 2011 as compared to 2010.   Wages increased $36,000 or 3.1% in 2011 as compared to 2010 due primarily to annual salary increases.  Employee benefits increased $47,000 or 15.4% as costs of medical insurance increased due to higher claims incurred in our Pennsylvania Bankers Association consortium self-funded health insurance plan.   Employees are given specific areas for profit improvement each year upon which incentives are based.  In 2011 these incentives were accrued at a greater percentage rate than in 2010 based on better performance compared to the goals, requiring $12,000 or 51.4% greater accrual than in 2010.  Other miscellaneous employment expenses account for the remaining changes.

Professional fees increased $158,000 or 103.9% during the first quarter of 2011 as compared to the same period in 2010.  Legal fees were $93,000 or 416.7% greater in 2011 than the same quarter in 2010 due to the need to use out of state counsel in relation to collection activity on one loan relationship.  Fees paid for professional consultation in connection with the collection activity for that same out of state borrower were $49,000 in 2011 for which we had no similar expense in 2010.  In addition, we are encountering greater fees for appraisal services necessary for collection actions in the current year as we aggressively pursue the appropriate recourses available to us.

Other expense increased $144,000 or 24.5% due primarily to costs associated with other real estate owned including payment of past due real estate taxes at foreclosure which was $125,000 in 2011 and unmatched in 2010.   Smaller variances in other expense items were responsible for the remaining differences.

Liquidity and Cash Flows

To ensure that the Company can satisfy customer credit needs for current and future commitments and deposit withdrawal requirements, we manage the liquidity position by ensuring that there are adequate short-term funding sources available for those needs.  Liquid assets consist of cash and due from banks, federal funds sold, interest-bearing deposits with other banks and investment securities maturing in one year or less.  The following table shows these liquidity sources, minus short-term borrowings, as of March 31, 2011 compared to December 31, 2010:

	March 31, 2011	December 31, 2010
( in thousands)
Cash and due from banks	$4,680	$5,831
Interest-bearing deposits with other banks	2,660	4,821
Federal funds sold	-	-
Mortgage loans held for sale	92	-
Investment securities maturing in one year or less,
including scheduled principal reductions	21,526	18,888
	28,958	29,540
Less short-term borrowings	17,908	15,506
Net liquidity position	$11,050	$14,034

As a percent of total assets	2.0%	2.6%

The Bank has the ability to borrow from the Federal Home Loan Bank of Pittsburgh with the maximum borrowing capacity at March 31, 2011 of $195 million with an available balance of $170 million.  Other sources of liquidity are cash flows from regularly scheduled payments and prepayments of loans, sales or maturities in the investment portfolio, sales of residential mortgages in the secondary market, operating income, deposit growth and access to lines of credit with correspondent banks.  The Consolidated Statement of Cash Flows specifically details the contribution of each source.

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

Risk Elements

The table below presents information concerning nonperforming assets including nonaccrual loans and loans 90 days or more past due at March 31, 2011 and December 31, 2010.  A loan is classified as nonaccrual when, in the opinion of management, there are doubts about collectability of interest and principal.  At the time the accrual of interest is discontinued, future income is recognized only when cash is received.

	March 31, 2011
(In thousands)	Past due 90 days or more	Nonaccrual
Real estate-mortgage loans	$696	$12,517
Commercial and industrial loans	99	2
Installment loans to individuals	14	19
Other loans	-	-
Total	$809	$12,538

	December 31, 2010
	Past due 90 days or more	Nonaccrual
Real estate-mortgage loans	$1,464	$15,661
Commercial and industrial loans	541	-
Installment loans to individuals	44	15
Other loans	39	-
Total	$2,088	$15,676

Interest income of $76,000 in the first quarter of 2011 and $104,000 in the same period of 2010 would have been recognized on nonaccrual loans if they had been performing in accordance with their original terms.  The Company did recognize $78,000 of interest income on one relationship that has been making timely payments enabling recognition of interest income on the cash basis in the first quarter of 2011.

Management believes the level of the allowance for loan losses at March 31, 2011 is adequate to cover probable losses inherent in the loan portfolio. The relationship between the allowance for loan losses and outstanding loans is a function of the credit quality and known risk attributed to the loan portfolio.  The on-going loan review program, along with management analysis, is used to determine the adequacy of the allowance for loan losses.

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

Statement of Interest Sensitivity Gap
March 31, 2011

	90 days or less	>90 days but < 1 year	1 - 5 years	>5 years	Total
Assets:
Interest-bearing deposits in other banks and federal funds sold	$2,660	$-	$-	$-	$2,660
Mortgage loans held for sale	92	-	-	-	92
Investment securities available for sale(5)	20,866	4,307	25,896	31,908	82,977
Fixed annuity investment	-	-	1,534	-	1,534
Loans (1) (4)	94,030	114,994	88,778	113,255	411,057

Rate sensitive assets	$117,648	$119,301	$116,208	$145,163	$498,320

Liabilities:
Interest-bearing deposits:
Interest-bearing demand (2)	$3,987	$12,460	$33,394	$-	$49,841
Money market(3)	11,172	32,861	21,688	-	65,721
Savings (2)	3,374	10,544	28,259	-	42,177
Time deposits	69,325	130,426	42,951	-	242,702
Short-term borrowings	17,908	-	-	-	17,908
Other borrowings (6)	481	3,971	8,304	6,321	19,077

Rate sensitive liabilities	$106,247	$190,262	$134,596	$6,321	$437,426

Interest sensitivity gap	$11,401	$(70,961)	$(18,388)	$138,842	$60,894
Cumulative gap	$11,401	$(59,560)	$(77,948)	$60,894
Cumulative gap to total assets	2.10%	(10.96%)	(14.35%)	11.21%

(1)
Loans are included in the earlier period in which interest rates are next scheduled to adjust or in which they are due. No adjustment has been made for scheduled repayments or for anticipated prepayments.

(2)	Interest-bearing demand deposits and savings are segmented based on the percentage of decay method. The decay rates used include "90 days or less" 8%, " >90 days but <1 year" 25% and "1-5 years" 67%.

(3)	Money market deposits are segmented based on the percentage of decay method.The decay rates used include "90 days or less" 17%, ">90 days but < 1 year" 50% and "1-5 years" 33%.

(4)	Does not include loans in nonaccrual status, deposit overdrafts, unposted items or deferred fees on loans.

(5)
Variable interest rate investments are included in the period in which interest rates are next scheduled to adjust, while fixed interest rate investments are included in each period according to the contractual repayment schedule.

(6)	Borrowings are included in each period according to the contractual repayment schedule.

As this report shows, the Company was liability sensitive in the one year period at March 31, 2011 with many of the higher costing liabilities maturing or repricing before assets in this timeframe.  We expect that interest rates will increase at some point; and as that occurs, the variable interest rate loans will reprice upward.  We anticipate that higher interest rate certificate of deposits will reprice to new, lower rates because we do not expect to offer any certificate of deposit special products; therefore interest margins should continue to improve.

The second report used to monitor interest rate risk is the Analysis of Sensitivity to Changes in Market Interest Rates.  This tool attempts to determine the affect on income of various shifts in the interest rate environment.  We have presented this analysis for three different scenarios, a change in rates of 100, 200 or 300 basis points in order to offer a more in-depth analysis.  A shift of 200 basis points, or 2% in interest rates, is the industry standard.  Given an immediate parallel upward shift of 200 basis points, net interest income would decrease by $831,000 or 4.10% while net income would decrease $538,000 or 8.45%.  This analysis makes the shift automatic and equal for both assets and liabilities and does not take into consideration management’s ability to change the rates for deposits in a different fashion.  We would not expect to make this parallel shift in deposit interest rates.  Even given that this analysis does not actually assimilate the reality of our actions when rates do increase, the results of a potential shift of 200 basis points in either direction are within internal policy guidelines.  If the results were not tolerable, our policy would determine that management should reallocate the balance sheet in order to maintain compliance with the policy.   If interest rates were to immediately increase by 200 basis points, the economic value of equity (EVE) would decrease by $5,961,000 or 9.93%, which is within our policy guidelines. The economic value of equity is sometimes referred to as the present value of equity and is presented as one more statistic to monitor in managing interest rate risk.

ANALYSIS OF SENSITIVITY TO CHANGES IN MARKET INTEREST RATES

	100 basis points
	Up		Down
	Amount	%	Amount	%
Net interest income	$(554)	-2.73%	$860	4.24%
Net income	$(360)	-5.65%	$567	8.92%
EVE	$(3,487)	-5.81%	$6,397	10.66%

	200 basis points
	Up		Down
	Amount	%	Amount	%
Net interest income	$(831)	-4.10%	$44	0.21%
Net income	$(538)	-8.45%	$20	0.32%
EVE	$(5,961)	-9.93%	$13,288	22.14%

	300 basis points
	Up		Down
	Amount	%	Amount	%
Net interest income	$(1,159)	-5.72%	$(805)	-3.97%
Net income	$(746)	-11.73%	$(548)	-8.61%
EVE	$(10,877)	-18.12%	$18,965	31.60%

CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

As of March 31, 2011 an evaluation was performed under the supervision and with the participation of the Company’s management, including the CEO and CFO, on the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the Company’s management, including the CEO and CFO, concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2011. There have been no significant changes in the Company’s internal controls over financial reporting or in other factors that could significantly affect internal controls during the quarter.

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

PART II - OTHER INFORMATION

Item 1	-	Legal Proceedings
NONE

Item 1a.	-	Risk Factors
There were no material changes to the risk factors described in Item 1a. of Dimeco’s Annual Report on Form 10K for the period ended December 31, 2010.

Item 2	-	Unregistered Sales of Equity Securities and Use of Proceeds

Item 3	-	Defaults upon Senior Securities
NONE

Item 4	-	Reserved

Item 5	-	Other Information
NONE

Item 6 -	Exhibits

Form 8K – Report on April 25, 2011 – News Release of Registrant
Form 8K – Report on May 3, 2011 – News Release of Registrant

Exhibit Number:

31.1	Certification Pursuant to 15 U.S.C. Section 10A, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2003
31.2	Certification Pursuant to 15 U.S.C. Section 10A, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2003
32	Certification Pursuant to 18 U.S.C. Section 1350
99	Report of Independent Registered Public Accounting Firm

The following exhibits are included in this Report or incorporated herein by reference:

3(i)	Articles of Incorporation of Dimeco, Inc.*
3(ii)	Amended Bylaws of Dimeco, Inc.****
10.1	2000 Independent Directors Stock Option Plan**
10.2	2000 Stock Incentive Plan***
10.3	Form of Salary Continuation Plan for Executive Officers****
10.4	2010 Equity Incentive Plan *****

*	Incorporated by reference to the Exhibit 3A to the Form S-4 (File No. 333-58936) filed with the Commission on February 26, 1993.

**	Incorporated by reference to Exhibit 99.1 to the Form S-8 (File No. 333-69420) filed with the Commission on September 14, 2002.

***	Incorporated by reference to Exhibit 99.1 to the Form S-8 (File No. 333-69416) filed with the Commission on September 14, 2002.

****	Incorporated by reference to identically numbered exhibit to the Registrant’s Form 8-K filed July 2, 2007.

*****	Incorporated by reference to Exhibit 10.1 to Form S -8 (File No. 333-169454) filed with the Commission on September 17, 2010.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused the report to be signed on its behalf by the undersigned, thereunto duly authorized.

DIMECO, INC.

Date: May 16, 2011	By:	/s/ Gary C. Beilman
Gary C. Beilman
President and Chief Executive Officer

Date: May 16, 2011	By:	/s/ Maureen H. Beilman
Maureen H. Beilman
Chief Financial Officer