Form 10-Q
period 2011-06-30
DIMECO INC
filed 2011-08-15
CIK 898037

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549

Form 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OF 15(D) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2011

or

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

As of August 1, 2011 the registrant had outstanding 1,599,646 shares of its common stock, par value $.50 share.

Dimeco, Inc.
INDEX

		Page
PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

	Consolidated Balance Sheet (unaudited) as of June 30, 2011 and December 31, 2010	3

	Consolidated Statement of Income (unaudited) for the three and six months ended June 30, 2011 and 2010	4

	Consolidated Statement of Comprehensive Income (unaudited) for the three and six months ended June 30, 2011 and 2010	5

	Consolidated Statement of Changes in Stockholders' Equity (unaudited) for the six months ended June, 2011	6

	Consolidated Statement of Cash Flows (unaudited) for the six months ended June 30, 2011 and 2010	7

	Notes to Consolidated Financial Statements (unaudited)	8 – 21

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	22 – 27

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	27 - 29

Item 4.	Controls and Procedures	29

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings	30

Item 1a.	Risk Factors	30

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	30

Item 3.	Defaults Upon Senior Securities	30

Item 4.	Reserved	30

Item 5.	Other Information	30

Item 6.	Exhibits	30

SIGNATURES		31

Dimeco, Inc.
CONSOLIDATED BALANCE SHEET (unaudited)

(in thousands)	June 30, 2011	December 31, 2010
Assets
Cash and due from banks	$7,240	$5,831
Interest-bearing deposits in other banks	2,157	4,821
Total cash and cash equivalents	9,397	10,652

Mortgage loans held for sale	80	-
Investment securities available for sale	87,272	79,655

Loans (net of unearned income of $10 and $25)	432,961	425,069
Less allowance for loan losses	7,343	7,741
Net loans	425,618	417,328

Premises and equipment	10,239	10,572
Accrued interest receivable	1,927	1,888
Bank-owned life insurance	9,871	9,545
Other real estate owned	4,192	960
Prepaid FDIC insurance	1,313	1,615
Other assets	10,587	9,999
TOTAL ASSETS	$560,496	$542,214
Liabilities
Deposits :
Noninterest-bearing	$53,947	$43,067
Interest-bearing	397,748	411,667
Total deposits	451,695	454,734

Short-term borrowings	33,157	13,006
Other borrowed funds	18,596	19,552
Accrued interest payable	614	679
Other liabilities	3,270	3,564
TOTAL LIABILITIES	507,332	491,535

Stockholders' Equity
Common stock, $.50 par value; 5,000,000 shares authorized; 1,652,318 shares issued	826	826
Capital surplus	6,273	6,273
Retained earnings	46,962	45,177
Accumulated other comprehensive income	1,170	470
Treasury stock, at cost (54,100 shares)	(2,067)	(2,067)
TOTAL STOCKHOLDERS' EQUITY	53,164	50,679
TOTAL LIABILITES AND STOCKHOLDERS' EQUITY	$560,496	$542,214

See accompanying notes to the unaudited consolidated financial statements.

Dimeco, Inc.
CONSOLIDATED STATEMENT OF INCOME (unaudited)

	For the three months ended June 30,		For the six months ended June 30,
(in thousands, except per share)	2011	2010	2011	2010
Interest Income
Interest and fees on loans	$5,515	$5,450	$10,960	$10,931
Investment securities:
Taxable	320	376	610	672
Exempt from federal income tax	303	258	593	514
Other	3	13	7	24
Total interest income	6,141	6,097	12,170	12,141

Interest Expense
Deposits	1,066	1,707	2,205	3,503
Short-term borrowings	38	51	61	76
Other borrowed funds	214	243	433	500
Total interest expense	1,318	2,001	2,699	4,079

Net Interest Income	4,823	4,096	9,471	8,062

Provision for loan losses	275	330	700	580

Net Interest Income After Provision for Loan Losses	4,548	3,766	8,771	7,482

Noninterest Income
Service charges on deposit accounts	257	349	528	692
Mortgage loans held for sale gains, net	66	45	148	95
Investment securities losses	(26)	(6)	(28)	(6)
Brokerage commissions	157	253	338	391
Earnings on bank-owned life insurance	109	104	217	210
ATM and debit card fees	154	134	291	210
Other income	272	225	449	474
Total noninterest income	989	1,104	1,943	2,066

Noninterest Expense
Salaries and employee benefits	1,843	1,720	3,620	3,394
Occupancy expense, net	265	272	571	577
Furniture and equipment expense	113	121	218	239
Professional fees	183	201	493	353
Data processing expense	178	168	357	355
FDIC insurance	122	184	311	361
Other expense	658	593	1,389	1,180
Total noninterest expense	3,362	3,259	6,959	6,459

Income before income taxes	2,175	1,611	3,755	3,089
Income taxes	509	426	819	802

NET INCOME	$1,666	$1,185	$2,936	$2,287

Earnings per Share - basic	$1.04	$0.74	$1.84	$1.44
Earnings per Share - diluted	$1.04	$0.74	$1.84	$1.44
Dividends per share	$0.36	$0.36	$0.72	$0.72

Average shares outstanding - basic	1,598,218	1,596,768	1,598,218	1,585,996
Average shares outstanding - diluted	1,599,205	1,598,818	1,599,739	1,586,468

See accompanying notes to the unaudited consolidated financial statements.

Dimeco, Inc.
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (unaudited)

	For the three months ended June 30,		For the six months ended June 30,
	2011	2010	2011	2010
Net income	$1,666	$1,185	$2,936	$2,287
Other comprehensive income:
Unrealized gain on available for sale securities	879	347	1,060	602
Reclassification adjustment for loss included in net income	26	6	28	6
Other comprehensive income before tax	905	353	1,088	608
Income tax expense related to other comprehensive income	308	120	370	207
Other comprehensive income, net of tax	597	233	718	401
Comprehensive income	$2,263	$1,418	$3,654	$2,688

See accompanying notes to the unaudited consolidated financial statements.

Dimeco, Inc.
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (unaudited)

				Accumulated
				Other		Total
	Common	Capital	Retained	Comprehensive	Treasury	Stockholders'
(in thousands)	Stock	Surplus	Earnings	Income	Stock	Equity
Balance, December 31, 2010	$826	$6,273	$45,177	$470	$(2,067)	$50,679

Net income			2,936			2,936
Unrealized gain on available for sale securities, net of tax expense of $360				700		700
Cash dividends ($.72 per share)			(1,151)			(1,151)
Balance, June 30, 2011	$826	$6,273	$46,962	$1,170	$(2,067)	$53,164

See accompanying notes to the unaudited consolidated financial statements.

Dimeco, Inc.
CONSOLIDATED STATEMENT OF CASH FLOWS (unaudited)

	For the six months ended June 30,
(in thousands)	2011	2010
Operating Activities
Net income	$2,936	$2,287
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	700	580
Depreciation and amortization	449	506
Amortization of premium and discount on investment securities, net	285	92
Amortization of net deferred loan origination fees	(81)	(80)
Investment securities losses	28	6
Origination of loans held for sale	(6,077)	(2,974)
Proceeds from sale of loans	6,145	3,069
Mortgage loans held for sale gains, net	(148)	(95)
Increase in accrued interest receivable	(39)	(67)
Decrease in accrued interest payable	(65)	(120)
Deferred federal income taxes	20	(221)
Earnings on bank owned life insurance	(217)	(210)
Decrease in prepaid FDIC insurance	302	337
Other, net	(469)	(282)
Net cash provided by operating activities	3,769	2,828

Investing Activities
Investment securities available for sale:
Proceeds from sales or mergers	66	-
Proceeds from maturities or paydowns	61,653	133,356
Purchases	(68,589)	(164,074)
Redemption of Federal Home Loan Bank stock	18	-
Purchase of Federal Home Loan Bank stock	(526)	-
Net decrease (increase) in loans	(12,227)	1,217
Investment in limited partnership	(262)	-
Purchase of fixed annuity	-	(1,500)
Purchase of bank-owned life insurance	(141)	-
Proceeds from the sale of other real estate owned	34	170
Purchase of premises and equipment	(55)	(69)
Net cash used for investing activities	(20,029)	(30,900)

Financing Activities
Net increase (decrease) in deposits	(3,039)	19,691
Increase in short-term borrowings	20,151	11,876
Repayment of other borrowed funds	(956)	(2,915)
Proceeds from exercise of stock options	-	600
Cash dividends paid	(1,151)	(1,163)
Net cash provided by financing activities	15,005	28,089
Increase (decrease) in cash and cash equivalents	(1,255)	17

Cash and cash equivalents at beginning of period	10,652	21,287
Cash and cash equivalents at end of period	$9,397	$21,304

Amount paid for interest	$2,764	$4,200
Amount paid for income taxes	$642	$980

Noncash investing activities:
Transfer of other real estate owned	$3,267	$849
Changes in the unrealized holding gains and losses on available-for- sale securities	$1,060	$602

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

Recent Accounting Pronouncements

In October, 2010, the FASB issued ASU 2010-26, Accounting for Costs Associated with Acquiring or Renewing Insurance Contracts.  This ASU addresses the diversity in practice regarding the interpretation of which costs relating to the acquisition of new or renewal insurance contracts qualify for deferral, The amendments are effective for fiscal years and interim periods within those fiscal years, beginning after December 15, 2011 and are not expected to have a significant impact on the Company’s financial statements.

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

In April 2011, the FASB issued ASU 2011-03, Reconsideration of Effective Control for Repurchase Agreements.  The main objective in developing this Update is to improve the accounting for repurchase agreements (repos) and other agreements that both entitle and obligate a transferor to repurchase or redeem financial assets before their maturity.  The amendments in this Update remove from the assessment of effective control (1) the criterion requiring the transferor to have the ability to repurchase or redeem the financial assets on substantially the agreed terms, even in the event of default by the transferee, and (2) the collateral maintenance implementation guidance related to that criterion.  The amendments in this Update apply to all entities, both public and nonpublic.  The amendments affect all entities that enter into agreements to transfer financial assets that both entitle and obligate the transferor to repurchase or redeem the financial assets before their maturity.  The guidance in this Update is effective for the first interim or annual period beginning on or after December 15, 2011 and should be applied prospectively to transactions or modifications of existing transactions that occur on or after the effective date.  Early adoption is not permitted.  This ASU is not expected to have a significant impact on the Company’s financial statements.

In May 2011, the FASB issued ASU 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs.  The amendments in this Update result in common fair value measurement and disclosure requirements in U.S. GAAP and IFRSs.  Consequently, the amendments change the wording used to describe many of the requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements.  The amendments in this Update are to be applied prospectively.  For public entities, the amendments are effective during interim and annual periods beginning after December 15, 2011.  For nonpublic entities, the amendments are effective for annual periods beginning after December 15, 2011.  Early application by public entities is not permitted. The Company is currently evaluating the impact the adoption of the standard will have on the Company’s financial position or results of operations.

In June 2011, the FASB issued ASU 2011-05, Presentation of Comprehensive Income.  The amendments in this Update improve the comparability, clarity, consistency, and transparency of financial reporting and increase the prominence of items reported in other comprehensive income.  To increase the prominence of items reported in other comprehensive income and to facilitate convergence of U.S. GAAP and IFRS, the option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity was eliminated.  The amendments require that all non-owner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements.  In the two-statement approach, the first statement should present total net income and its components followed consecutively by a second statement that should present total other comprehensive income, the components of other comprehensive income, and the total of comprehensive income.  All entities that report items of comprehensive income, in any period presented, will be affected by the changes in this Update.  For public entities, the amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011.  For nonpublic entities, the amendments are effective for fiscal years ending after December 15, 2012, and interim and annual periods thereafter.  The amendments in this Update should be applied retrospectively, and early adoption is permitted. This ASU is not expected to have a significant impact on the Company’s financial statements.

Stock Options

The Company maintains a stock option plan for key officers and non-employee directors.  There were no options granted in 2011 or 2010.

On April 22, 2010 the Company adopted the 2010 Equity Incentive Plan in order to issue options in future periods.  No options have been granted under that plan at this time.

As of June 30, 2011 and 2010, there was no unrecognized compensation cost to unvested share-based compensation awards granted.

NOTE 2 – EARNINGS PER SHARE

There are no convertible securities which would affect the numerator in calculating basic and diluted earnings per share; therefore, net income as presented on the Consolidated Statement of Income (unaudited) will be used as the numerator.  The following table sets forth the composition of the weighted-average common shares (denominator) used in the basic and diluted earnings per share computation:

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
Weighted average common stock outstanding	1,652,318	1,650,868	1,652,318	1,640,096
Average treasury stock	(54,100)	(54,100)	(54,100)	(54,100)
Weighted average common stock and common stock equivalents used to calculate basic earnings per share	1,598,218	1,596,768	1,598,218	1,585,996
Additional common stock equivalents (stock options) used to calculate diluted earnings per share	987	2,050	1,521	472
Weighted average common stock and common stock equivalents used to calculate diluted earnings per share	1,599,205	1,598,818	1,599,739	1,586,468

NOTE 3 – INVESTMENTS

The amortized cost and estimated fair value of investment securities are summarized as follows (in thousands):

	June 30, 2011
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
AVAILABLE FOR SALE
U.S. government agencies	$12,244	$136	$(3)	$12,377
Mortgage-backed securities of government- sponsored entities	25,723	414	(16)	26,121
Collateralized mortgage oblications of government-sponsored entities	2,703	11	-	2,714
Obligations of states and political subdivisions:
Taxable	1,193	96	-	1,289
Tax-exempt	32,499	717	(81)	33,135
Corporate securities	3,221	448	-	3,669
Commercial paper	7,399	-	-	7,399
Total debt securities	84,982	1,822	(100)	86,704

Equity securities	89	47	-	136
Equity securities of financial institutions	430	56	(54)	432
Total	$85,501	$1,925	$(154)	$87,272

	December 31, 2010
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
AVAILABLE FOR SALE
U.S. government agencies	$12,696	$107	$(29)	$12,774
Mortgage-backed securities of government- sponsored entities	24,104	218	(48)	24,274
Obligations of states and political subdivisions:
Taxable	1,197	13	(11)	1,199
Tax-exempt	28,026	361	(408)	27,979
Corporate securities	4,265	466	(1)	4,730
Commercial paper	8,099	-	-	8,099
Total debt securities	78,387	1,165	(497)	79,055

Equity securities	89	56	-	145
Equity securities of financial institutions	468	58	(71)	455
Total	$78,944	$1,279	$(568)	$79,655

The following table shows the Company’s fair value and gross unrealized losses, aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position (in thousands):

	June 30, 2011
	Less than Twelve Months		Twelve Months or Greater		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses

U.S. government agencies	$355	$2	$465	$1	$820	$3
Mortgage-backed securities of government- sponsored entities	2,662	16	-	-	2,662	16
Obligations of states and political subdivisions	4,457	68	234	13	4,691	81
Total debt securities	7,474	86	699	14	8,173	100

Equity securities of financial institutions	54	2	117	52	171	54
Total	$7,528	$88	$816	$66	$8,344	$154

	December 31, 2010
	Less than Twelve Months		Twelve Months or Greater		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses

U.S. government agencies	$2,892	$28	$474	$1	$3,366	$29
Mortgage-backed securities of government- sponsored entities	7,446	48	-	-	7,446	48
Obligations of states and political subdivisions	10,864	395	223	24	11,087	419
Corporate securities	999	1	-	-	999	1
Total debt securities	22,201	472	697	25	22,898	497

Equity securities of financial institutions	22	1	138	70	160	71
Total	$22,223	$473	$835	$95	$23,058	$568

The Company reviews its position quarterly and has asserted that at June 30, 2011, the declines outlined in the above tables represent temporary declines and the Company does not intend to sell and does not believe it will be required to sell these securities before recovery of its cost basis, which may be at maturity. There were 30 and 55 positions that were temporarily impaired at June 30, 2011 and December 31, 2010, respectively. The Company has concluded that the unrealized losses disclosed above are not other than temporary, but are the result of interest rate changes, sector credit ratings changes or company-specific ratings changes that are not expected to result in the non-collection of principal and interest during the period in consideration for debt securities.  Determination of other than temporary losses in the financial services equity portfolio includes consideration of the length of time in a loss position, analysis of the capital structure of the entity and review of publicly available regulatory actions and published financial reports.

The Company received proceeds of $61 and recorded a gain of $5 in 2011 from the sales of securities.  In addition, the Company received proceeds of $5 and recorded a loss of $3 on a merger transaction in 2011.  In the first half of 2010 the Company had no sales of securities but did record a loss of $6 in connection with a merger transaction on an equity security owned.  The Company recognized other than temporary impairment expense of $30 during the first six months of 2011 and $31 in 2010.

The amortized cost and estimated fair value of debt securities at June 30, 2011, by contractual maturity, are shown below.  Expected maturities of mortgage-backed securities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepay penalties (in thousands):

	Available for Sale
	Amortized	Fair
	Cost	Value
Due in one year or less	$14,809	$14,905
Due after one year through five years	26,151	26,720
Due after five years through ten years	22,452	22,969
Due after ten years	21,570	22,110
Total debt securities	$84,982	$86,704

NOTE 4 – LOANS

Major classifications of loans at June 30, 2011 and December 31, 2010 are as follows (in thousands):

	June 30, 2011	December 31, 2010
Loans secured by real estate:
Construction and development	$13,027	$12,472
Secured by farmland	3,408	2,590
Secured by 1-4 family residential properties:
Revolving, open-end loans	10,291	9,935
All other 1-4 family	83,715	81,665
Secured by non-farm, non-residential properties	259,255	255,851

Commercial and industrial loans	45,407	44,850

Loans to individuals for household, family and other personal expenditures:
Ready credit loans	610	582
Other consumer loans	10,052	10,190

Other loans:
Agricultural loans	1,452	1,771
All other loans	5,744	5,163
Total loans	$432,961	$425,069

NOTE 5 – ALLOWANCE FOR LOAN LOSSES

The total allowance reflects management's estimate of loan losses inherent in the loan portfolio at the balance sheet date. The Company considers the allowance for loan losses of $7,343adequate to cover loan losses inherent in the loan portfolio.  The following table presents by portfolio segment, the allowance for loan losses as of June 30, 2011 and December 31, 2010 (in thousands):

	June 30, 2011
		Construction &	Commercial		Residential
	Commercial	Development	Real Estate	Consumer	Real Estate	Total
Allowance for loan losses:
Beginning balance	$634	$223	$5,719	$194	$971	$7,741
Charge-offs	(262)	-	(747)	(118)	-	(1,127)
Recoveries	-	-	-	23	6	29
Provision	237	105	140	107	111	700
Ending Balance	$609	$328	$5,112	$206	$1,088	$7,343

Ending allowance balance:
Loans individually evaluated for impairment	$-	$-	$1,312	$-	$-	$1,312

Loans collectively evaluated for impairment	609	328	3,800	206	1,088	6,031
Total Balance	$609	$328	$5,112	$206	$1,088	$7,343

Ending loan balance:
Loans individually evaluated for impairment	$-	$-	$12,466	$-	$-	$12,466

Loans collectively evaluated for impairment	52,603	13,027	250,197	10,662	94,006	420,495
Total	$52,603	$13,027	$262,663	$10,662	$94,006	$432,961

	December 31, 2010
		Construction &	Commercial		Residential
	Commercial	Development	Real Estate	Consumer	Real Estate	Total
Allowance for loan losses:
Beginning balance	$626	$-	$4,548	$171	$908	$6,253
Charge-offs	(35)	-	-	(144)	(138)	(317)
Recoveries	10	-	-	45	-	55
Provision	33	223	1,171	122	201	1,750
Ending Balance	$634	$223	$5,719	$194	$971	$7,741

Ending allowance balance:
Loans individually evaluated for impairment	$-	$-	$1,774	$-	$-	$1,774

Loans collectively evaluated for impairment	634	223	3,945	194	971	$5,967
Total Balance	$634	$223	$5,719	$194	$971	$7,741

Ending loan balance:
Loans individually evaluated for impairment	$-	$-	$15,529	$-	$-	$15,529

Loans collectively evaluated for impairment	51,784	12,472	242,912	10,772	91,600	409,540
Total	$51,784	$12,472	$258,441	$10,772	$91,600	$425,069

Changes in the allowance for loan losses are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Balance, beginning of period	$7,115	$6,467	$7,741	$6,253
Provision charged to operations	275	330	700	580
Recoveries credited to allowance	14	23	29	37
Losses charged to allowance	(61)	(185)	(1,127)	(235)

Balance, end of period	$7,343	$6,635	$7,343	$6,635

Credit Quality Information

The following tables represent credit exposures by assigned grades as of June 30, 2011 and December 31, 2010. The grading analysis estimates the capability of the borrower to repay the contractual obligations of the loan agreements as scheduled or at all. The Company's internal credit risk grading system is based on experiences with similarly graded loans.

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

Loans are graded by either independent loan review or internal review.  Internally reviewed loans were assigned a risk weighting by the loan officer and approved by the loan committee, but have not undergone a formal loan review by an independent party.  These loans are typically smaller dollar balances that have not experienced delinquency issues. Balances include gross loan value before unearned income and excluding overdrafts as of June 30, 2011 and December 31, 2010 (in thousands):

	June 30, 2011
		Construction &	Commercial		Residential
	Commercial	Development	Real Estate	Consumer	Real Estate	Total
Loans Independently Reviewed:
Pass	$14,870	$2,344	$120,729	$71	$7,245	$145,259
Special Mention	481	138	9,336	32	537	10,524
Substandard	2,627	3,267	34,400	9	2,673	42,976
Doubtful	-	-	-	-	-	-
Loss	-	-	-	4	-	4
Ending Balance	$17,978	$5,749	$164,465	$116	$10,455	$198,763

Loans Internally Reviewed:
Pass	$34,556	$7,288	$95,575	$10,520	$87,084	$235,023
Special Mention	-	-	-	35	171	206
Substandard	-	-	191	-	-	191
Doubtful	-	-	-	-	-	-
Loss	-	-	-	-	-	-
Ending Balance	$34,556	$7,288	$95,766	$10,555	$87,255	$235,420

	December 31, 2010
		Construction &	Commercial		Residential
	Commercial	Development	Real Estate	Consumer	Real Estate	Total
Loans Independently Reviewed:
Pass	$17,454	$3,034	$128,114	$54	$6,457	$155,113
Special Mention	307	-	10,806	31	333	11,477
Substandard	2,370	1,774	35,715	8	2,057	41,924
Doubtful	-	-	-	1	-	1
Loss	-	-	-	-	-	-
Ending Balance	$20,131	$4,808	$174,635	$94	$8,847	$208,515

Loans Internally Reviewed:
Pass	$31,496	$7,693	$84,709	$10,634	$82,798	$217,330
Special Mention	-	-	-	45	176	221
Substandard	-	-	-	13	-	13
Doubtful	-	-	-	-	-	-
Loss	-	-	-	-	-	-
Ending Balance	$31,496	$7,693	$84,709	$10,692	$82,974	$217,564

Age Analysis of Past Due Loans by Class

The following is a table which includes an aging analysis of the recorded investment of past due loans as of June 30, 2011 and December 31, 2010 including loans which are in nonaccrual status (in thousands):

(In thousands)
	June 30, 2011
							Recorded
							Investment >
	30-59 Days	60-89 Days	90 Days	Total Past		Total	90 Days and
	Past Due	Past Due	Or Greater	Due	Current	Loans	Accruing

Commercial	$99	$31	$228	$358	$52,245	$52,603	$226
Construction & development	-	760	414	1,174	11,853	13,027	414
Commercial real estate	990	1,814	4,805	7,609	255,054	262,663	3,184
Consumer	139	44	12	195	10,467	10,662	8
Residential real estate	309	322	791	1,422	92,584	94,006	746
Total	$1,537	$2,971	$6,250	$10,758	$422,203	$432,961	$4,578

	December 31, 2010
							Recorded
							Investment >
	30-59 Days	60-89 Days	90 Days	Total Past		Total	90 Days and
	Past Due	Past Due	Or Greater	Due	Current	Loans	Accruing

Commercial	$487	$139	$580	$1,206	$50,578	$51,784	$580
Construction & development	-	-	-	-	12,472	12,472	-
Commercial real estate	55	2,712	16,044	18,811	239,630	258,441	952
Consumer	128	30	59	217	10,555	10,772	44
Residential real estate	221	241	547	1,009	90,591	91,600	512
Total	$891	$3,122	$17,230	$21,243	$403,826	$425,069	$2,088

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

The following tables include the recorded investment and unpaid principal balances for impaired loans with the associated allowance amount, if applicable, as of June 30, 2011 and December 31, 2010 (in thousands):

	June 30, 2011
		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
	Investment	Balance	Allowance	Investment	Recognized
With no related allowance recorded:
Commercial real estate	$7,860	$7,860	$-	$7,633	$107

With an allowance recorded:
Commercial real estate	4,606	4,606	1,312	4,499	-
Total:
Commercial real estate	$12,466	$12,466	$1,312	$12,132	$107

	December 31, 2010
		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
	Investment	Balance	Allowance	Investment	Recognized
With no related allowance recorded:
Commercial real estate	$5,775	$5,775	$-	$444	$-

With an allowance recorded:
Commercial real estate	9,754	9,754	1,774	9,822	-
Total:
Commercial real estate	$15,529	$15,529	$1,774	$10,266	$-

Nonaccrual Loans

Loans are considered nonaccrual upon reach 90 days delinquency, although the Company may be receiving partial payments of interest and partial repayments of principal on such loans.  Loans that are well secured and in the process of collection may not be placed on nonaccrual status based on management’s review of the specific loan.  When a loan is placed in nonaccrual status, previously accrued but unpaid interest is deducted from interest income.

In the following table are loans, presented by class, on nonaccrual status as of June 30, 2011 and December 31, 2010 (in thousands):

	June 30, 2011	December 31, 2010

Commercial	$2	$-
Commercial real estate	12,598	15,626
Consumer	8	15
Residential real estate	45	35
Total	$12,653	$15,676

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

The following is a description of the valuation methodologies the Company uses for financial instruments recorded at fair value on either a recurring or nonrecurring basis:

Securities Available for Sale

Securities available for sale consists of both debt and equity securities.  These securities are recorded at fair value on a recurring basis.  At June 30, 2011 and December 31, 2010, all of these securities used valuation methodologies involving market based or market derived information, collectively Level I and Level II measurements, to measure fair value.

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

The following tables present the assets reported on the consolidated statements of financial condition at their fair value as of June 30, 2011 and December 31, 2010 by level within the fair value hierarchy.  As required by ASC 820, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement (in thousands).

	June 30, 2011
	Level I	Level II	Level III	Total
Assets:
U.S. government agencies	$-	$12,377	$-	$12,377
Mortgage-backed securities of government- sponsored entities	-	26,121	-	26,121
Collateralized mortgage obligations of government-sponsored entities	-	2,714	-	2,714
Obligations of states and political subdivisions:
Taxable	-	1,289	-	1,289
Tax-exempt	-	33,135	-	33,135
Corporate securities	-	3,669	-	3,669
Commercial paper	7,399	-	-	7,399
Total debt securities	7,399	79,305	-	86,704

Equity securities	136	-	-	136
Equity securities of financial institutions	432	-	-	432
Total	$7,967	$79,305	$-	$87,272

	December 31, 2010
	Level I	Level II	Level III	Total
Assets:
U.S. government agencies	$-	$12,774	$-	$12,774
Mortgage-backed securities of government-	-	24,274	-	24,274
Obligations of states and political subdivisions:
Taxable	-	1,199	-	1,199
Tax-exempt	-	27,979	-	27,979
Corporate securities	-	4,730	-	4,730
Commercial paper	8,099	-	-	8,099
Total debt securities	8,099	70,956	-	79,055

Equity securities	145			145
Equity securities of financial institutions	455	-	-	455
Total	$8,699	$70,956	$-	$79,655

The following table presents the assets measured on a nonrecurring basis on the consolidated statements of financial condition at their fair value as of June 30, 2011 and December 31, 2010, by level within the fair value hierarchy.  Impaired loans that are collateral dependent are written down to fair value through the establishment of specific reserves. Techniques used to value the collateral that secure the impaired loan include: quoted market prices for identical assets classified as Level I inputs; observable inputs, employed by certified appraisers, for similar assets classified as Level II inputs.  In cases where valuation techniques included inputs that are unobservable and are based on estimates and assumptions developed by management based on the best information available under each circumstance, the asset valuation is classified as Level III inputs (in thousands).

	June 30, 2011
	Level I	Level II	Level III	Total
Assets measured on a nonrecurring basis:
Impaired loans	$-	$-	$11,154	$11,154
Other real estate owned	$-	$-	$4,192	$4,192
Mortgage servicing rights	$-	$-	$580	$580

	December 31, 2010
	Level I	Level II	Level III	Total
Assets measured on a nonrecurring basis:
Impaired loans	$-	$13,755	$-	$13,755
Other real estate owned	$-	$960	$-	$960
Mortgage servicing rights	$-	$-	$549	$549

NOTE 7 – FAIR VALUE DISCLOSURE

The estimated fair values of the Company’s financial instruments are as follows (in thousands):

	June 30, 2011		December 31, 2010
	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial Assets:
Cash and cash equivalents	$9,397	$9,397	$10,652	$10,652
Mortgage loans held for sale	$80	$80	$-	$-
Investment securities	$87,272	$87,272	$79,655	$79,655
Fixed annuity	$1,546	$1,546	$1,500	$1,500
Net loans	$425,618	$443,201	$417,328	$434,472
Accrued interest receivable	$1,927	$1,927	$1,888	$1,888
Regulatory stock	$2,233	$2,233	$1,725	$1,725
Bank-owned life insurance	$9,871	$9,871	$9,545	$9,545
Mortgage servicing rights	$580	$580	$549	$549

Financial liabilities:
Deposits	$451,695	$453,318	$454,734	$456,991
Short-term borrowings	$33,157	$33,155	$13,006	$13,006
Other borrowed funds	$18,596	$19,865	$19,552	$20,923
Accrued interest payable	$614	$614	$679	$679

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

Financial Condition

Total assets at June 30, 2011 were $560,496,000, an increase of $18,282,000 or 3.4% greater than at December 31, 2010.

Total cash and cash equivalents declined $1,255,000 or 11.8%, primarily related to an increase of $1,256,000 or 30.1% in balances needed for check clearing at the Federal Reserve Bank of Philadelphia (the “Fed”) offset by the transfer of $2,663,000 or 55.3% from interest-bearing balances due from other banks into higher yielding assets.   Noninterest-bearing balances reflect checks in the process of collection at the Fed which will be cleared the next day.  Cash in the branches increased slightly during the period in the ordinary course of business.

Investment securities available for sale increased $7,617,000 or 9.6 % from balances at December 31, 2010.  We continued to purchase tax-exempt municipal bonds throughout the first half of 2011, increasing balances of these securities by $5,156,000 or 18.4%.  These investments were more appropriate than other offerings for our investment plan at the time of purchase.  In addition, we purchased $2,714,000 of government-sponsored collateralized mortgage obligations in the second quarter of 2011.  We continue to look for value in investment purchases that offer opportunities for liquidity through scheduled principal payments and these bonds fulfilled that need.     Smaller variances in other types of investments were responsible for the remaining change.

Total loans increased $7,892,000 or 1.9% during the first half of 2011.  This increase is after the transfer of $3,267,000 to other real estate owned and charge-off of $746,000 as a result of foreclosure action on commercial real estate loans.  The largest increase was in commercial real estate balances where we recognized greater balances of $3,404,000 or 1.3%.  Loans were granted to borrowers in various business segments including children’s summer camps, grocery stores, and hotel/restaurants among others.  Balances of residential real estate loans increased $2,050,000 or 2.5% with commercial loans being collateralized by the borrower’s residential properties along with an increase in loans to borrowers investing in one to four family residential rental properties.

Other real estate owned increased by $3,232,000 or 336.7%, primarily due to the addition of the commercial real estate property noted above of $3,000,000 along with foreclosure of a bar/restaurant property with a real estate value of $232,000.  Management is currently negotiating with potential buyers to sell the $3,000,000 property and is actively working toward a sale in 2011.  We have entered into an agreement for sale of a commercial restaurant property which is valued at $683,000. We expected that sale to be closed by the end of the second quarter 2011 but legal timing issues held up the sale until the third quarter of 2011.  We are working diligently to sell a residential property and a residential lot that were obtained through foreclosure.

Total deposits declined $3,039,000 or .7% during the first half of 2011.   Noninterest-bearing deposits increased $10,880,000 or 25.3%. This growth included balances obtained from new commercial and retail relationships and included temporary seasonal increases for several commercial customers.  We acknowledge that the seasonal increases will be drawn down as the year progresses.  At the same time, interest-bearing deposits decreased $13,919,000 or 3.4%.   Certificates of deposit decreased $37,176,000 or 14.3% from year end balances with the primary decline related to $27,275,000 in school district certificates of deposits that matured during the period, as is consistent with our experience in previous years.  The Bank participates in the Certificate of Deposit Account Registry Service which offers our customers a product that grants full FDIC coverage of their deposits.  This program has been successful as another product offering to our customers and, in addition, we are able to utilize this partnership as a source of additional liquidity by purchasing non-reciprocated brokered funds.  During the first half of 2011, we allowed $4,590,000 of these balances to mature without replacement as we were able to obtain funds at a lower cost at maturity.  Customers are becoming more comfortable returning funds to the stock and bond markets and several customers with certificates of deposit moved their funds to our wealth management division during the quarter.  Simultaneously, balances of interest-bearing checking accounts increased $15,603,000 or 34.5% from the end of 2010.  One customer placed $7,000,000 of certificate of deposit maturities temporarily in their interest-bearing deposit account, re-investing $5,000,000 into certificates of deposit during July 2011.  In addition, it is typical for many commercial customers to have seasonal increases in their deposit accounts at this time of the year.  We have continued to attract new commercial relationships, which typically carry larger balances along with opening accounts for new retail customers during the first half of 2011.

At June 30, 2011, short-term borrowings increased $20,151,000 or 154.9% from balances at year end 2010.   At June 30, 2011 these borrowings included $10,467,000 of a one month borrowing from the Federal Home Loan Bank of Pittsburgh (“FHLB”) for which we had no corresponding balance at the end of 2010.  The remaining balance of $22,690,000 in short-term borrowings was securities sold under agreements to repurchase.  At June 30, 2011 these repurchase agreements were $9,685,000 or 74.5% greater than at December 31, 2010. Each June we recognize an increase in these balances as  many of these deposit customers are in the summer camping industry and have accepted deposits in advance for the upcoming camping season.  They will use the funds over the course of the next few months, lowering the balances at the end of the third quarter.

Stockholders’ equity increased $2,485,000 or 4.9% during the first half of 2011.  Net income of $2,936,000 was offset by dividends declared of $1,151,000.   In addition, we recognized an increase in the market value of our investment portfolio of $700,000 net of income taxes in the first half of 2011, serving to increase the balance of accumulated other comprehensive income.  Regulatory capital ratios remain strong with 12.4% total risk-based capital, 11.1% Tier I capital and a Tier I leverage ratio of 9.5%.  The regulatory minimums to be well capitalized for these ratios are 10.0%, 6.0% and 5.0%, respectively.

Results of Operations

Comparison of the three months ended June 30, 2011 and 2010

The Company reported net income of $1,666,000 for the quarter ended June 30, 2011, representing an increase of $481,000 or 40.6% greater than in the second quarter of 2010.

Net interest income, the largest portion of income, was $4,823,000 for the second quarter of 2011, an increase of $727,000 or 17.7% greater than recorded for the second quarter of 2010.

Total interest income was rather stable for the second quarter of 2011 as compared to the same quarter of 2010, showing an increase of $44,000 or .7%.  Interest and fees earned on loans increased $65,000 or 1.2% in 2011 over 2010 while the average balance of the loan portfolio increased by $17,073,000 or 4.2%.  At the same time, the average interest rate of the portfolio declined by .2%, resulting in the average rate earned of 5.2% during the second quarter of 2011.  Interest rate declines on variable interest rate loans have slowed significantly as compared to previous periods although we will continue to see a small number of loans repricing to lower rates as long as market rates remain at current levels.   We have implemented interest rate floors on new financings and on renewal of lines of credit.  Compounding the decline in interest earned were $12,653,000 of loans in nonaccrual status at June 30, 2011. Interest income of $128,000 would have been earned if these loans performed according to terms.  However, we were able to recognize interest income of $29,000 on nonaccrual loans for which payments were current.    This compares to the June 30, 2010 balance of nonaccrual loans at $11,531,000 which would have earned $160,000 of additional interest income if performing.

Interest earned on taxable investment securities decreased $56,000 or 14.9% for the second quarter of 2011 as compared to the same period in 2010.  The average balance of these investments declined $24,093,000 or 31.4% in this period  while the average yield increased .5% in 2011 as compared to 2010.  In an effort to provide greater yield, we have repositioned the remaining portfolio out of short-term commercial paper and callable government agency bonds into mortgage pass through bonds to provide liquidity and greater yield.   In addition, we increased the average balance of tax exempt investments by $5,392,000 or 20.1% in the second quarter of 2011 as compared to a year earlier.  The average tax equivalent interest rate earned on the portfolio declined slightly in 2011 at 5.7% compared to 5.8% in 2010.  We continued to invest in tax exempt bonds during the past year because we believed they were the most appropriate investment for our portfolio.  We understand that these investments have extended the duration of our investment portfolio but are comfortable with this choice as we have begun to utilize other liquidity sources.

Interest expense declined $683,000 or 34.1% in the second quarter of 2011 as compared to the same period of 2010.  Interest paid on deposits declined $641,000 or 37.6% as the average balance of total interest-costing liabilities declined $15,736,000 or 3.8%.  The average balances of certificates of deposit declined $40,466,000 or 14.7% in the second quarter of 2011 as compared to the same quarter of 2010.  Simultaneously, the average interest rate paid on those deposits decreased by .7% over the period.  This decline in both the interest rate paid and balances invested in certificates of deposit came as the successful result of the strategy implemented in 2010 to decrease our cost of funds. The deposit mix shifted from these highest-costing accounts to money market and interest-bearing checking accounts.  Average balances of money market accounts increased $13,379,000 or 25.1% and interest-bearing checking balances increased $8,205,000 or 19.2% in 2011 as compared to 2010.  The average interest rate paid on money market accounts declined .4% while the average interest rate paid on interest-bearing checking accounts was level at .2%.

The provision for loan losses is charged to operations to bring the total allowance for loan losses to a level that represents management’s best estimates of the losses inherent in the portfolio, based on:

·	historical experience;
·	volume;
·	type of lending conducted by the Bank;
·	industry standards;
·	the level and status of past due and non-performing loans;
·	the general economic conditions in the Bank’s lending area along with national trends; and
·	other factors affecting the collectability of the loans in its portfolio.

Provision for loan loss expense of $275,000 was $55,000 or 16.7% less in the second quarter of 2011 than the same quarter of 2010.  Each quarter we analyze the loan portfolio to determine the appropriate level for the allowance for loan losses, booking the necessary adjustment to provision expense.   We continue to monitor the allowance for loan losses and based on our analysis believe that the balance of the allowance for loan losses is adequate.

Total noninterest income declined $115,000 or 10.4% for the second quarter of 2011 as compared to the same quarter of 2010.  Service charges on deposit accounts declined $92,000 or 26.4% from income a year earlier due to both regulatory changes that affected our ability to levy service charges on checking accounts and a general increase in our customer’s diligence in monitoring their balances to avoid service charges on their accounts.  Gains on the sale of residential loans sold in the secondary market increased $21,000 or 46.7% over income earned during the same quarter a year earlier due to a greater number of loan originations in 2011 as compared to 2010.  Brokerage commissions declined $96,000 or 37.9% over the same period last year.   In 2010 the market for fixed annuities offered higher returns than certificates of deposit and we sold quite a few of these products, but the rate of return dropped in 2011 and we have not had comparable sales volume this year.  In addition, we have seen several customers utilize investment assets due to the current economy and their need for cash.  Other noninterest income combines many other sources of revenue for the Company and increased $47,000 or 20.9% for the second quarter of 2011 compared to the same quarter in 2010.  The market value of mortgage servicing rights increased $50,000 and was recognized in the second quarter of 2011; there was no similar item in 2010.  We recognized $50,000 greater fee income primarily due to a fee related to a large letter of credit earned in 2011 that was originated in 2010, therefore there was no similar income for that letter in the previous year.  Offsetting those increased items was the recognition of $30,000 estimated loss on a limited partnership which we invested in to obtain federal low-income housing tax credits which was not operational in the second quarter of 2010.  Smaller changes in the other components of other noninterest income were responsible for the remaining difference in income.

Salaries and employee benefits increased $123,000 or 7.2% in the second quarter of 2011 as compared to 2010.   Wages increased $24,000 or 2.0% in 2011 as compared to 2010 due primarily to annual salary increases.  Employee benefits increased $79,000 or 25.7% as costs of medical insurance increased due to higher claims incurred in our Pennsylvania Bankers Association consortium self-funded health insurance plan.   Employees are given specific areas for profit improvement each year upon which incentives are based.  In 2011 these incentives were accrued at a greater percentage rate than in 2010 based on better performance compared to the goals, requiring $10,000 or 26.1% greater accrual than in 2010.  Other miscellaneous employment expenses account for the remaining changes.

FDIC insurance expense declined $62,000 or 33.7% in the second quarter of 2011 as compared to the same quarter in 2010.  The FDIC has changed the methodology for calculating the assessment and the new method results in a lower expense than under the former method.

Other expense increased $65,000 or 11.0% with no significant change in most expense categories.  The primary increase in other noninterest expense was related to costs associated with other real estate owned which increased $24,000 or 103.4% in the second quarter of 2011 than in 2010.  Other real estate has increased over the past year and we have incurred more costs to maintain the properties than a year ago.  The cost of operating our automated teller machine network was $18,000 or 25.4% greater in the second quarter of 2011 than a year earlier as the number of transactions increased along with higher fees assessed for using the network.   Smaller variances in other expense items were responsible for the remaining differences.

Comparison of the six months ended June 30, 2011 and 2010

Net income increased $649,000 or 28.4% for the first half of 2011 compared to the same period in 2010.  The primary source of additional income was a decrease in interest expense which produced greater net interest income.

Interest income of $12,170,000 was just $29,000 or .2% greater than a year earlier.  Interest and fees on loans was $29,000 or .3% more in the first half of 2011 than the same period in 2010.  The average balance of loans increased $14,780,000 or 3.6% in the first half of 2011 while the average interest yield on those assets declined .2% over the same time frame.  Over 75% of our loan portfolio has a variable rate of interest and in previous periods we fixed the rate for up to three years with some of those loans reaching their repricing date in the current year, repricing to lower rates because they are tied to the prime rate of interest.   We experienced this decrease in interest rates since the beginning of the recession in 2008 with the majority of those loan interest rates already adjusted downward but will continue to experience further declines throughout 2011.  Currently, most loan originations include an interest rate floor which guarantees earnings against low interest rates.

Income on taxable investments declined $62,000 or 9.2% with the average balance $12,535,000 or 19.4% lower in 2011 than for the first six months of 2010 while the average interest rate earned on those investments increased by 27 basis points in 2011 as compared to a year earlier.  As noted above, we have repositioned the investment portfolio out of lower yielding commercial paper that we had maintained as a liquidity component into loan originations.  Interest earned on tax-exempt investments increased $79,000 or 15.4% for the first half of 2011 as compared to the same period in 2010.  The average balance of tax-exempt investments increased $4,128,000 or 15.5% while the average interest yield remained stable in each period.  This segment of the bond market fit in our investment profile best, offering greater interest rates than other offerings.

Interest expense declined $1,380,000 or 33.8% for the first six months of 2011 as compared to the same period in 2010.  Interest rates were lower in each interest-bearing deposit category with the largest component related to certificates of deposit.  The average balance of certificates of deposit declined $39,432,000 or 13.9% and the average interest rate paid for these funds decreased 67 basis points. We discontinued offering special high rate certificates of deposit in 2010, eliminating “rate shopping” customers who did not have a true relationship with the bank and we priced our relationship products more aggressively, but with lower rates than were paid on the specials.  In doing so, we lowered the cost of those funds.  Each of our other interest-bearing deposit products paid the same or lower rates of interest over the period, lowering the rate on savings accounts by 8 basis points, money market accounts by 4 basis points and maintained the rates on other interest-bearing accounts stable.  Each of those interest-bearing checking accounts had an increase in the average balance as we developed new relationships and customers invested some of the matured certificates of deposit in these liquid products.

The provision for loan loss was $120,000 or 20.7% greater in the first half of 2011 than a year earlier.  We have placed greater dollars of loans in nonaccrual status over balances a year earlier and the economy has not shown significant improvement to warrant a downward adjustment in the allowance for loan losses.  We use a complex analysis to determine the appropriate level for the allowance for loan losses and believe that the level of the allowance for loan losses is adequate.

Noninterest income declined $123,000 or 6.0% for the first half of 2011 compared to the same period in 2010.  Service charges on deposit accounts were $164,000 or 23.7% lower in the current year due to regulatory changes in the process to assess these fees along with our customers increased diligence in monitoring their checking accounts thereby utilizing overdraft protection less frequently.  We realized $53,000 or 55.8% greater gains on the sale of mortgage loans in 2011 than in 2010 as mortgage activity increased in the current historically low interest rate environment.  ATM and debit card fees increased $81,000 or 38.6% due to a combination of higher usage fees and a greater number of transactions processed.  Brokerage commissions declined $53,000 or 13.6% with one less investment officer in 2011 along with a decrease in annuity sales due to lower rates of return.

Noninterest expense increased $500,000 or 7.7% in the first six months of 2011 compared to the same period in 2010.  Salaries and employee benefits increased $226,000 or 6.7% with the primary reason for the increase attributable to $128,000 or 20.9% greater cost associated with health insurance benefits.  Wages paid to employees increased $60,000 or 2.5%, primarily associated with annual salary increases.  Employees are given an incentive program each year and in 2011 they had attained a greater percentage of the goals, resulting in an additional $22,000 or 35.6% more in the accrual for that benefit.  Professional fees were $140,000 greater in the first six months of 2011 compared to the same period in 2010 primarily due to costs associated with delinquent loans and foreclosure actions.  In the current economy, many borrowers are experiencing difficulty in making loan payments necessitating higher legal costs.  The category of other noninterest expense includes many smaller dollar amount expenses including advertising, bank supplies, telephone, and travel among others.  This expense increased $209,000 or 17.7% for the first half of 2011 versus the same period in 2010.  The largest increase in these expenses was in relation to other real estate owned, which accounted for $149,000 additional expense and was 482.8% greater than 2010.  When we take possession of a property, it is not uncommon to have outstanding real estate taxes that must be paid and the majority of that increase was to pay past due taxes on one property.  The second largest increase in other noninterest expense was for Pennsylvania shares tax.  This tax is assessed on bank capital and increased $23,000 or 11.0% for the 2011 period due to increases in our capital position over the assessment period.  Smaller changes in other expense accounts were responsible for the remaining increase in total other noninterest expense.

While net income before income taxes increased $666,000 or 21.6%, federal income tax expense increased $17,000 or 2.1% as a result of our ability to utilize low income tax credits upon the completion of a project in which we made an investment.  Our portion of these tax credits was $179,000 for the first half of 2011; we had no similar credit in 2010.

Liquidity and Cash Flows

To ensure that the Company can satisfy customer credit needs for current and future commitments and deposit withdrawal requirements, we manage the liquidity position by ensuring that there are adequate short-term funding sources available for those needs.  Liquid assets consist of cash and due from banks, federal funds sold, interest-bearing deposits with other banks and investment securities maturing in one year or less.  The following table shows these liquidity sources, minus short-term borrowings, as of June 30, 2011 compared to December 31, 2010:

	June 30,	December 31,
	2011	2010
(in thousands)
Cash and due from banks	$7,240	$5,831
Interest-bearing deposits with other banks	2,157	4,821
Mortgage loans held for sale	80	-
Investment securities maturing in one year or less, including scheduled principal reductions	20,298	18,888
	29,775	29,540
Less short-term borrowings	33,157	15,506
Net liquidity position	$(3,382)	$14,034

As a percent of total assets	-0.6%	2.6%

With liquidity of (.6%) at the end of the quarter, management acknowledges that we our assets are not as liquid as they have been in the past.  The table does not include additional possible sources of liquidity such as the balance of our available for sale securities that is not maturing in one year or less of $66,974,000 which could be sold to generate additional cash.  We would expect to gather additional deposits if we set the interest rate higher than the local competition and would consider this as opportunities arose for greater loan originations.   In addition, the Bank has the ability to borrow from the Federal Home Loan Bank of Pittsburgh with the maximum borrowing capacity at June 30, 2011 of $188 million with an available balance of $153 million.  Other sources of liquidity are cash flows from regularly scheduled payments and prepayments of loans, sales or maturities in the investment portfolio, sales of residential mortgages in the secondary market, operating income, deposit growth and access to lines of credit with correspondent banks.  The Consolidated Statement of Cash Flows specifically details the contribution of each source.

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

Risk Elements

The table below presents information concerning nonperforming assets including nonaccrual loans and loans 90 days or more past due at June 30, 2011 and December 31, 2010.  A loan is classified as nonaccrual when, in the opinion of management, there are doubts about collectability of interest and principal.  At the time the accrual of interest is discontinued, future income is recognized only when cash is received.

	June 30, 2011
	Past due 90
	Days or
(In thousands)	more	Nonaccrual
Real estate-construction loans	$414	$-
Real estate-mortgage loans	3,930	12,643
Commercial and industrial loans	226	2
Installment loans to individuals	8	8
Other loans	-	-
Total	$4,578	$12,653

	December 31, 2010
	Past due 90
	days or
	more	Nonaccrual
Real estate-mortgage loans	$1,464	$15,661
Commercial and industrial loans	541	-
Installment loans to individuals	44	15
Other loans	39	-
Total	$2,088	$15,676

At June 30, 2011, we continued to accrue interest on $3,930,000 of loans because all communications with the borrowers indicated that the delinquencies would be resolved in the near future.  We do expect to collect all interest accrued on these loans.

In reviewing delinquent loan information detailed in Footnote 5 to the financial statements, the total balance of delinquent loans, in particular those that were past due 90 days or greater, declined during the first six months of 2011.  Loan officers made a concentrated effort to improve collection on these loans during 2011.  Unfortunately, one loan relationship of $3,746,000 was eliminated from delinquency through foreclosure with $746,000 recorded as a loan charge off and the remaining $3,000,000 transferred to other real estate owned.  Over $4,000,000 of commercial loans that were more than 90 days past due at December 31, 2010 are now current.  One loan relationship in the amount of $5,775,000 was past due and in nonaccrual status at December 31, 2010 and remained in nonaccrual status at June 30, 2011 but has made all contractual payments and is in current status.   The remaining balances are the result of the common transition of loan balances in and out of delinquent status due to improvement or deterioration.

Interest income of $204,000 in the first half of 2011 and $264,000 in the same period of 2010 would have been recognized on nonaccrual loans if they had been performing in accordance with their original terms.  The Company did recognize $107,000 of interest income on a relationship that has been making timely payments enabling recognition of interest income on the cash basis in 2011.

Management believes the level of the allowance for loan losses at June 30, 2011 is adequate to cover probable losses inherent in the loan portfolio. The relationship between the allowance for loan losses and outstanding loans is a function of the credit quality and known risk attributed to the loan portfolio.  The on-going loan review program, along with management analysis, is used to determine the adequacy of the allowance for loan losses.

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

Statement of Interest Sensitivity Gap
June 30, 2011

	90 days	>90 days	1 - 5
	or less	but < 1 year	years	>5 years	Total
Assets:
Interest-bearing deposits in other banks and federal funds sold	$2,157	$-	$-	$-	$2,157
Mortgage loans held for sale	80	-	-	-	80
Investment securities available for sale (5)	19,848	3,114	27,684	36,626	87,272
Fixed annuity investment	-	-	1,546	-	1,546
Loans (1) (4)	96,484	110,504	95,235	119,217	421,440

Rate sensitive assets	$118,569	$113,618	$124,465	$155,843	$512,495

Liabilities:
Interest-bearing deposits:
Interest-bearing demand (2)	$4,866	$15,206	$40,754	$-	$60,826
Money market (3)	11,851	34,856	23,005	-	69,712
Savings (2)	3,553	11,104	29,758	-	44,415
Time deposits	87,980	91,651	43,164	-	222,795
Short-term borrowings	33,157	-	-	-	33,157
Other borrowings (6)	2,986	1,487	7,979	6,144	18,596

Rate sensitive liabilities	$144,393	$154,304	$144,660	$6,144	$449,501

Interest sensitivity gap	$(25,824)	$(40,686)	$(20,195)	$149,699	$62,994
Cumulative gap	$(25,824)	$(66,510)	$(86,705)	$62,994
Cumulative gap to total assets	(4.61% )	(11.87% )	(15.47% )	11.24%

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

As this report shows, the Company was liability sensitive in the one year period at June 30, 2011 with liabilities maturing or repricing before assets in this timeframe.  We expect that interest rates will increase at some point; and as that occurs, the variable interest rate loans will reprice upward.  We anticipate that higher interest rate certificate of deposits will reprice to new, lower rates because we do not expect to offer any certificate of deposit special products; therefore interest margins should continue to improve.

The second report used to monitor interest rate risk is the Analysis of Sensitivity to Changes in Market Interest Rates.  This tool attempts to determine the affect on income of various shifts in the interest rate environment.  We have presented this analysis for three different scenarios, a change in rates of 100, 200 or 300 basis points in order to offer a more in-depth analysis.  A shift of 200 basis points, or 2% in interest rates, is the industry standard.  Given an immediate parallel upward shift of 200 basis points, net interest income would decrease by $1,207,000 or 5.63% while net income would decrease $794,000 or 11.43%.  This analysis makes the shift automatic and equal for both assets and liabilities and does not take into consideration management’s ability to change the rates for deposits in a different fashion.  We would not expect to make this parallel shift in deposit interest rates.  Even given that this analysis does not actually assimilate the reality of our actions when rates do increase, the results of a potential shift of 200 basis points in either direction are within internal policy guidelines.  If the results were not tolerable, our policy would determine that management should reallocate the balance sheet in order to maintain compliance with the policy.   If interest rates were to immediately increase by 200 basis points, the economic value of equity (EVE) would decrease by $6,701,000 or 10.21%, which is within our policy guidelines. The EVE is sometimes referred to as the present value of equity and is presented as one more statistic to monitor in managing interest rate risk.

	100 basis points
	Up		Down
	Amount	%	Amount	%

Net interest income	$(747)	-3.49%	$763	3.56%
Net income	$(498)	-7.16%	$492	7.09%
EVE	$(4,073)	-6.20%	$8,005	12.19%

	200 basis points
	Up		Down
	Amount	%	Amount	%

Net interest income	$(1,207)	-5.63%	$(106)	-0.50%
Net income	$(794)	-11.43%	$(91)	-1.30%
EVE	$(6,701)	-10.21%	$15,587	23.75%

	300 basis points
	Up		Down
	Amount	%	Amount	%

Net interest income	$(1,693)	-7.91%	$(901)	-4.21%
Net income	$(1,107)	-15.94%	$(625)	-8.99%
EVE	$(11,905)	-18.14%	$21,091	32.13%

CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

As of June 30, 2011 an evaluation was performed under the supervision and with the participation of the Company’s management, including the CEO and CFO, on the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the Company’s management, including the CEO and CFO, concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2011. There have been no significant changes in the Company’s internal controls over financial reporting or in other factors that could significantly affect internal controls during the quarter.

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

Form 8K – Report on July 20, 2011 – News Release of Registrant

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

DIMECO, INC.

Date: August 15, 2011	By:	/s/ Gary C. Beilman

Gary C. Beilman
President and Chief Executive Officer

Date: August 15, 2011	By:	/s/ Maureen H. Beilman

Maureen H. Beilman
Chief Financial Officer