Form 10-Q/A
period 2011-06-30
DIMECO INC
filed 2011-09-14
CIK 898037

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549

Form 10-Q/A
 (Amendment No. 1)

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

Explanatory Note

The purpose of this amendment on Form 10-Q/A to Dimeco, Inc.’s quarterly report on Form 10-Q for the period ended June 30, 2011, filed with the Securities and Exchange Commission on August 15, 2011 (“Form 10-Q”), is solely to furnish Exhibit 101 to the Form 10-Q, as required by Rule 405 of Regulation S-T.

No other changes have been made to the Form 10-Q. This Form 10-Q/A speaks as of the original filing date of the Form 10-Q, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in Form 10-Q.

Pursuant to Rule 406T of Regulation S-T, the interactive data files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

ITEM 6 – Exhibits

Exhibit No.	Description

31.1*	Certification Pursuant to 15 U.S.C. Section 10A, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2003

31.2*	Certification Pursuant to 15 U.S.C. Section 10A, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2003

32*	Certification Pursuant to 18 U.S.C. Section 1350

99*	Report of Independent Registered Public Accounting Firm

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase

101.DEF**	XBRL Taxonomy Extension Definition Linkbase

101.LAB**	XBRL Taxonomy Extension Label Linkbase

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase

*	Filed with our Form 10-Q as filed on August 15, 2011

**	Furnished with this Form 10-Q/A

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused the report to be signed on its behalf by the undersigned, thereunto duly authorized.

DIMECO, INC.

Date: September 14, 2011	By:	/s/ Gary C. Beilman

Gary C. Beilman
President and Chief Executive Officer

Date: September 14, 2011	By:	/s/ Maureen H. Beilman

Maureen H. Beilman
Chief Financial Officer