Form 10-Q
period 2011-09-30
DIMECO INC
filed 2011-11-14
CIK 898037

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549

Form 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OF 15(D) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2011

or

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

As of November 1, 2011 the registrant had outstanding 1,599,646 shares of its common stock, par value $.50 share.

Dimeco, Inc.
INDEX

		Page
PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

	Consolidated Balance Sheet (unaudited) as of September 30, 2011 and December 31, 2010	3

	Consolidated Statement of Income (unaudited) for the three and nine months ended September 30, 2011 and 2010	4

	Consolidated Statement of Comprehensive Income (unaudited) for the three and nine months ended September 30, 2011 and 2010	5

	Consolidated Statement of Changes in Stockholders' Equity (unaudited) for the nine months ended September, 2011	6

	Consolidated Statement of Cash Flows (unaudited) for the nine months ended September 30, 2011 and 2010	7

	Notes to Consolidated Financial Statements (unaudited)	8 - 23

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	24 - 29

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	29 - 31

Item 4.	Controls and Procedures	31

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings	32

Item 1a.	Risk Factors	32

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	32

Item 3.	Defaults Upon Senior Securities	32

Item 4.	Reserved	32

Item 5.	Other Information	32

Item 6.	Exhibits	32

SIGNATURES		33

Dimeco, Inc.
CONSOLIDATED BALANCE SHEET (unaudited)

(in thousands)	September 30, 2011	December 31, 2010
Assets
Cash and due from banks	$7,762	$5,831
Interest-bearing deposits in other banks	2,583	4,821
Total cash and cash equivalents	10,345	10,652

Investment securities available for sale	85,863	79,655

Loans (net of unearned income of $6 and $25)	443,881	425,069
Less allowance for loan losses	8,444	7,741
Net loans	435,437	417,328

Premises and equipment	10,108	10,572
Accrued interest receivable	1,978	1,888
Bank-owned life insurance	9,965	9,545
Other real estate owned	4,192	960
Prepaid FDIC insurance	1,211	1,615
Other assets	10,857	9,999
TOTAL ASSETS	$569,956	$542,214
Liabilities
Deposits :
Noninterest-bearing	$52,988	$43,067
Interest-bearing	415,686	411,667
Total deposits	468,674	454,734

Short-term borrowings	24,733	13,006
Other borrowed funds	18,110	19,552
Accrued interest payable	510	679
Other liabilities	3,604	3,564
TOTAL LIABILITIES	515,631	491,535

Stockholders' Equity
Common stock, $.50 par value; 5,000,000 shares authorized; 1,653,746 and 1,652,318 shares issued	827	826
Capital surplus	6,347	6,273
Retained earnings	47,568	45,177
Accumulated other comprehensive income	1,650	470
Treasury stock, at cost (54,100 shares)	(2,067)	(2,067)
TOTAL STOCKHOLDERS' EQUITY	54,325	50,679
TOTAL LIABILITES AND STOCKHOLDERS' EQUITY	$569,956	$542,214

See accompanying notes to the unaudited consolidated financial statements.

Dimeco, Inc.
CONSOLIDATED STATEMENT OF INCOME (unaudited)

	For the three months ended September 30,		For the nine months ended September 30,
(in thousands, except per share)	2011	2010	2011	2010
Interest Income
Interest and fees on loans	$5,721	$5,593	$16,681	$16,524
Investment securities:
Taxable	327	370	937	1,042
Exempt from federal income tax	305	254	898	768
Other	1	5	8	29
Total interest income	6,354	6,222	18,524	18,363

Interest Expense
Deposits	1,016	1,463	3,221	4,966
Short-term borrowings	29	37	90	113
Other borrowed funds	206	237	639	737
Total interest expense	1,251	1,737	3,950	5,816

Net Interest Income	5,103	4,485	14,574	12,547

Provision for loan losses	1,300	520	2,000	1,100

Net Interest Income After Provision for Loan Losses	3,803	3,965	12,574	11,447
Noninterest Income
Service charges on deposit accounts	260	303	788	995
Mortgage loans held for sale gains, net	75	76	223	171
Investment securities gains (losses)	14	24	(14)	18
Brokerage commissions	156	187	494	578
Earnings on bank-owned life insurance	111	108	328	318
Debit card usage	160	137	451	384
Other income	156	194	605	631
Total noninterest income	932	1,029	2,875	3,095

Noninterest Expense
Salaries and employee benefits	1,752	1,653	5,372	5,047
Occupancy expense, net	282	265	853	842
Furniture and equipment expense	107	119	325	358
Professional fees	144	215	637	568
Data processing expense	173	172	530	527
FDIC insurance	127	204	438	565
Other expense	712	620	2,101	1,800
Total noninterest expense	3,297	3,248	10,256	9,707

Income before income taxes	1,438	1,746	5,193	4,835
Income taxes	256	471	1,075	1,273

NET INCOME	$1,182	$1,275	$4,118	$3,562

Earnings per Share - basic	$0.73	$0.80	$2.56	$2.24
Earnings per Share - diluted	$0.73	$0.80	$2.56	$2.24
Dividends per share	$0.36	$0.36	$1.08	$1.08

Average shares outstanding - basic	1,623,718	1,597,745	1,606,811	1,589,955
Average shares outstanding - diluted	1,625,183	1,599,302	1,608,112	1,590,703

See accompanying notes to the unaudited consolidated financial statements.

Dimeco, Inc.
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (unaudited)

	For the three months ended September 30,		For the nine months ended September 30,
	2011	2010	2011	2010
Net income	$1,182	$1,275	$4,118	$3,562
Other comprehensive income:
Unrealized gain on available for sale securities	742	431	1,774	1,033
Reclassification adjustment for loss (gain) included in net income	(14)	(24)	14	(18)
Other comprehensive income before tax	728	407	1,788	1,015
Income tax expense related to other comprehensive income	247	138	608	345
Other comprehensive income, net of tax	481	269	1,180	670
Comprehensive income	$1,663	$1,544	$5,298	$4,232

See accompanying notes to the unaudited consolidated financial statements.

Dimeco, Inc.
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (unaudited)

				Accumulated
				Other		Total
	Common	Capital	Retained	Comprehensive	Treasury	Stockholders'
(in thousands)	Stock	Surplus	Earnings	Income	Stock	Equity
Balance, December 31, 2010	$826	$6,273	$45,177	$470	$(2,067)	$50,679

Net income			4,118			4,118
Unrealized gain on available for sale securities, net of tax expense of $608				1,180		1,180
Stock options plan expense		26				26
Exercise of stock options (1,428 shares)	1	48				49
Cash dividends ($1.08 per share)			(1,727)			(1,727)

Balance, September 30, 2011	$827	$6,347	$47,568	$1,650	$(2,067)	$54,325

See accompanying notes to the unaudited consolidated financial statements.

Dimeco, Inc.
CONSOLIDATED STATEMENT OF CASH FLOWS (unaudited)
	For the nine months ended September 30,
(in thousands)	2011	2010
Operating Activities
Net income	$4,118	$3,562
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	2,000	1,100
Depreciation and amortization	669	771
Amortization of premium and discount on investment securities, net	429	207
Amortization of net deferred loan origination fees	(175)	(110)
Investment securities (gains) losses	14	(18)
Origination of loans held for sale	(9,066)	(5,220)
Proceeds from sale of loans	9,289	5,222
Mortgage loans held for sale gains, net	(223)	(171)
Loss on sale of other real estate owned	1	1
Increase in accrued interest receivable	(90)	(15)
Decrease in accrued interest payable	(169)	(323)
Deferred federal income taxes	(535)	(617)
Earnings on bank owned life insurance	(328)	(318)
Decrease in prepaid FDIC insurance	404	529
Other, net	(112)	373
Net cash provided by operating activities	6,226	4,973

Investing Activities
Investment securities available for sale:
Proceeds from sales or mergers	1,098	5,478
Proceeds from maturities or paydowns	85,631	192,536
Purchases	(91,593)	(205,549)
Redemption of Federal Home Loan Bank stock	47	-
Purchase of Federal Home Loan Bank stock	(526)	-
Net increase in loans	(23,254)	(13,094)
Investment in limited partnership	(262)	-
Purchase of fixed annuity	-	(1,500)
Purchase of bank-owned life insurance	(141)	-
Proceeds from the sale of other real estate owned	34	165
Purchase of premises and equipment	(115)	(85)
Net cash used for investing activities	(29,081)	(22,049)

Financing Activities
Net increase in deposits	13,940	16,557
Increase in short-term borrowings	11,727	2,562
Proceeds from other borrowed funds	2,500	-
Repayment of other borrowed funds	(3,942)	(4,380)
Proceeds from exercise of stock options	49	651
Cash dividends paid	(1,726)	(1,739)
Net cash provided by financing activities	22,548	13,651
Decrease in cash and cash equivalents	(307)	(3,425)

Cash and cash equivalents at beginning of period	10,652	21,287
Cash and cash equivalents at end of period	$10,345	$17,862

Amount paid for interest	$4,119	$6,140
Amount paid for income taxes	$1,192	$1,265

Noncash investing activities:
Transfer of loans to other real estate owned	$3,267	$849
Changes in the unrealized holding gains on available-for-sale securities	$1,788	$1,033

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

Recent Accounting Pronouncements
In April 2011, the FASB issued ASU 2011-02, Receivables (Topic 310):  A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring.  The amendments in this Update provide additional guidance or clarification to help creditors in determining whether a creditor has granted a concession and whether a debtor is experiencing financial difficulties for purposes of determining whether a restructuring constitutes a troubled debt restructuring.  The amendments in this Update are effective for the first interim or annual reporting period beginning on or after June 15, 2011, and should be applied retrospectively to the beginning annual period of adoption.  As a result of applying these amendments, an entity may identify receivables that are newly considered impaired.  For purposes of measuring impairment of those receivables, an entity should apply the amendments prospectively for the first interim or annual period beginning on or after June 15, 2011.  The Company has provided the necessary disclosures in Note 5.

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

In September 2011, the FASB issued ASU 2011-08, Intangibles – Goodwill and Other Topics (Topic 350), Testing Goodwill for Impairment.  The objective of this update is to simplify how entities, both public and nonpublic, test goodwill for impairment.  The amendments in the Update permit an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test described in Topic 350.  The more-likely-than-not threshold is defined as having a likelihood of more than 50 percent.  Under the amendments in this Update, an entity is not required to calculate the fair value of a reporting unit unless the entity determines that it is more likely than not that its fair value is less than its carrying amount.  The amendments in this Update apply to all entities, both public and nonpublic, that have goodwill reported in their financial statements and are effective for interim and annual goodwill impairment tests performed for fiscal years beginning after December 15, 2011.  Early adoption is permitted, including for annual and interim goodwill impairment tests performed as of a date before September 15, 2011, if an entity’s financial statements for the most recent annual or interim period have not yet been issued or, for nonpublic entities, have not yet been made available for issuance.  This ASU is not expected to have a significant impact on the Company’s financial statements.

In September 2011, the FASB issued ASU 2011-09, Compensation-Retirement Benefits-Multiemployer Plans (Subtopic 715-80).  The amendments in this Update will require additional disclosures about an employer’s participation in a multiemployer pension plan to enable users of financial statements to assess the potential cash flow implications relating to an employer’s participation in multiemployer pension plans.  The disclosures also will indicate the financial health of all of the significant plans in which the employer participates and assist a financial statement user to access additional information that is available outside the financial statements.  For public entities, the amendments in this Update are effective for annual periods for fiscal years ending after December 15, 2011, with early adoption permitted.  For nonpublic entities, the amendments are effective for annual periods of fiscal years ending after December 15, 2012, with early adoption permitted.  The amendments should be applied retrospectively for all prior periods presented. This ASU is not expected to have a significant impact on the Company’s financial statements

Stock Compensation Plans

The Company maintains two stock option plans for key officers and non-employee directors.

On April 22, 2010 the Company adopted the 2010 Equity Incentive Plan in order to issue options in future periods.  On September 21, 2011, the board of Directors granted options to officers and directors under this plan as follows:

	# of Options granted	Exercise Price
Stock options:
Incentive	52,900	$35.00
Non-qualified	21,600	$35.00
Restricted stock	24,460	$-

Remaining shares available in Plan	26,040

As of September 30, 2011 $26,000 was expensed as compensation cost relating to unvested share-based compensation while in 2010 there was no similar expense because no awards were granted at that time under this plan.  At September 30, 2011, approximately $211,000 in additional compensation expense for awarded options was unrecognized and $836,000 in additional compensation expense related to the restricted stock grants was unrecognized.  The weighted average period over which these expenses will be recognized is approximately four years.

Shares granted under the Plan vest at the rate of 50% per year for those given to directors and 20% per year for those given to employees.  The vesting period is the same for both stock options and restricted stock options granted.

A summary of the Company’s stock award activity for the nine months ended September 30, 2011 is as follows:

	Nine Months Ended
	September 30, 2011
	Number of Shares	Weighted Average Exercise Price
Stock options:
Outstanding at January 1, 2011	28,342	$35.18
Granted	74,500	35.00
Exercised	(1,428)	34.00
Forfeited	-	-
Outstanding at September 30, 2011	101,414	$35.06

Resticted stock awards:
Outstanding at January 1, 2011	-
Granted	24,460
Exercised	-
Forfeited	-
Outstanding at September 30, 2011	24,460

A summary of the status of the Company’s stock options under all stock option plans as of September 30, 2011 and changes during the nine month period ended September 30, 2011 are presented below:

		Outstanding			Exercisable
	Exercise Price	Shares	Average Remaining Life	Average Exercise Price	Shares	Average Exercise Price
	$32.55	2,000	2.11	$32.55	2,000	$32.55
	$34.00	6,284	4.21	$34.00	6,284	$34.00
	$35.00	74,500	9.98	$35.00	-	$-
	$35.95	18,630	3.98	$35.95	18,630	$35.95
Total		101,414			26,914

The estimated fair value of options granted in 2011 using the Black-Scholes pricing model was $2.91 per share using the following weighted average assumptions:

Dividend yield	4.110%
Expected volatility	17.436%
Interest rate	1.271%
Expected life of options	6.6 years

NOTE 2 – EARNINGS PER SHARE

There are no convertible securities which would affect the numerator in calculating basic and diluted earnings per share; therefore, net income as presented on the Consolidated Statement of Income (unaudited) will be used as the numerator.  The following table sets forth the composition of the weighted-average common shares (denominator) used in the basic and diluted earnings per share computation:

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
Weighted average common stock outstanding	1,653,358	1,651,845	1,652,668	1,644,055
Average treasury stock	(54,100)	(54,100)	(54,100)	(54,100)
Average unearned nonvested shares	24,460	-	8,243	-
Weighted average common stock and common stock equivalents used to calculate basic earnings per share	1,623,718	1,597,745	1,606,811	1,589,955
Additional common stock equivalents (nonvested stock) used to calculate diluted earnings per share	1,194	-	402	-
Additional common stock equivalents (stock options) used to calculate diluted earnings per share	271	1,557	899	748
Weighted average common stock and common stock equivalents used to calculate diluted earnings per share	1,625,183	1,599,302	1,608,112	1,590,703

Options to purchase 74,500 shares of common stock at a price greater than the current market value were outstanding at September 30, 2011 but were not included in the computation of diluted earnings per share because to do so would have been antidilutive.  There were no options outstanding at September 30, 2010 which would have an antidilutive effect on the earnings per share computation.

NOTE 3 – INVESTMENTS

The amortized cost and estimated fair value of investment securities are summarized as follows (in thousands):

	September 30, 2011
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
AVAILABLE FOR SALE
U.S. government agencies	$10,319	$156	$(9)	$10,466
Mortgage-backed securities of government-sponsored entities	26,385	646	(14)	27,017
Collateralized mortgage oblications of government-sponsored entities	3,836	3	(19)	3,820
Obligations of states and political subdivisions:
Taxable	1,192	148	-	1,340
Tax-exempt	30,419	1,240	(6)	31,653
Corporate securities	3,196	426	-	3,622
Commercial paper	7,498	-	-	7,498
Total debt securities	82,845	2,619	(48)	85,416

Equity securities	89	5	-	94
Equity securities of financial institutions	430	32	(109)	353
Total	$83,364	$2,656	$(157)	$85,863

	December 31, 2010
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
AVAILABLE FOR SALE
U.S. government agencies	$12,696	$107	$(29)	$12,774
Mortgage-backed securities of government-sponsored entities	24,104	218	(48)	24,274
Obligations of states and political subdivisions:
Taxable	1,197	13	(11)	1,199
Tax-exempt	28,026	361	(408)	27,979
Corporate securities	4,265	466	(1)	4,730
Commercial paper	8,099	-	-	8,099
Total debt securities	78,387	1,165	(497)	79,055

Equity securities	89	56	-	145
Equity securities of financial institutions	468	58	(71)	455
Total	$78,944	$1,279	$(568)	$79,655

The following table shows the Company’s fair value and gross unrealized losses, aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position (in thousands):

	September 30, 2011
	Less than Twelve Months		Twelve Months or Greater		Total
	Estimated	Gross	Estimated	Gross	Estimated	Gross
	Market	Unrealized	Market	Unrealized	Market	Unrealized
	Value	Losses	Value	Losses	Value	Losses

U.S. government agencies	$838	$8	$461	$1	$1,299	$9

Mortgage-backed securities of government-sponsored entities	451	1	990	13	1,441	14

Collateralized mortgage oblications of government-sponsored entities	2,104	19	-	-	2,104	19
Obligations of states and political subdivisions	294	5	231	1	525	6
Total debt securities	3,687	33	1,682	15	5,369	48

Equity securities of financial institutions	113	28	91	81	204	109
Total	$3,800	$61	$1,773	$96	$5,573	$157

	December 31, 2010
	Less than Twelve Months		Twelve Months or Greater		Total
	Estimated	Gross	Estimated	Gross	Estimated	Gross
	Market	Unrealized	Market	Unrealized	Market	Unrealized
	Value	Losses	Value	Losses	Value	Losses

U.S. government agencies	$2,892	$28	$474	$1	$3,366	$29

Mortgage-backed securities of government-sponsored entities	7,446	48	-	-	7,446	48

Collateralized mortgage oblications of government-sponsored entities
Obligations of states and political subdivisions	10,864	395	223	24	11,087	419
Corporate securities	999	1	-	-	999	1
Total debt securities	22,201	472	697	25	22,898	497

Equity securities of financial institutions	22	1	138	70	160	71
Total	$22,223	$473	$835	$95	$23,058	$568

The Company reviews its position quarterly and has asserted that at September 30, 2011, the declines outlined in the above tables represent temporary declines and the Company does not intend to sell and does not believe it will be required to sell these securities before recovery of its cost basis, which may be at maturity. There were 27 and 55 positions that were temporarily impaired at September 30, 2011 and December 31, 2010, respectively. The Company has concluded that the unrealized losses disclosed above are not other than temporary, but are the result of interest rate changes, sector credit ratings changes or company-specific ratings changes that are not expected to result in the non-collection of principal and interest during the period in consideration for debt securities.  Determination of other than temporary losses in the financial services equity portfolio includes consideration of the length of time in a loss position, analysis of the capital structure of the entity and review of publicly available regulatory actions and published financial reports.

The Company received proceeds of $1,032,000 and recorded a gain of $14,000 from sales of securities in the third quarter of 2011.  In the same quarter of 2010, we received proceeds of $5,478,000 and recorded a gain of $24,000 on sales of securities.  The Company received proceeds of $1,093,000 and recorded a gain of $18,000 in 2011 from the sales of securities and the Company received proceeds of $5,000 and recorded a loss of $3,000 on a merger transaction in 2011.  In addition, The Company recognized a charge of $29,000 in other than temporary impairment expense in 2011.  In the first three quarters of 2010 the Company received proceeds of $5,478,000 and recorded a gain of $24,000 from the sales of securities and recorded a loss of $6,000 in connection with a merger transaction on an equity security owned.

The amortized cost and estimated fair value of debt securities at September 30, 2011, by contractual maturity, are shown below.  Expected maturities of mortgage-backed securities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepay penalties (in thousands):

	Available for Sale
	Amortized	Fair
	Cost	Value
Due in one year or less	$15,767	$15,956
Due after one year through five years	24,117	24,760
Due after five years through ten years	19,799	20,730
Due after ten years	23,162	23,970
Total debt securities	$82,845	$85,416

NOTE 4 – LOANS

Major classifications of loans at September 30, 2011 and December 31, 2010 are as follows (in thousands):

	September 30, 2011	December 31, 2010
Loans secured by real estate:
Construction and development	$12,372	$12,472
Secured by farmland	3,321	2,590
Secured by 1-4 family residential properties:
Revolving, open-end loans	10,536	9,935
All other 1-4 family	85,834	81,665
Secured by non-farm, non-residential properties	268,367	255,851

Commercial and industrial loans	46,322	44,850

Loans to individuals for household, family and other personal expenditures:
Ready credit loans	573	582
Other consumer loans	9,850	10,190

Other loans:
Agricultural loans	904	1,771
All other loans	5,802	5,163
Total loans	$443,881	$425,069

NOTE 5 – ALLOWANCE FOR LOAN LOSSES

The total allowance reflects management's estimate of loan losses inherent in the loan portfolio at the balance sheet date. The Company considers the allowance for loan losses of $8,444 adequate to cover loan losses inherent in the loan portfolio.  The following table presents by portfolio segment, the allowance for loan losses as of September 30, 2011 and December 31, 2010 (in thousands):

	September 30, 2011
		Construction &	Commercial		Residential
	Commercial	Development	Real Estate	Consumer	Real Estate	Total
Allowance for loan losses:
Beginning balance	$634	$223	$5,719	$194	$971	$7,741
Charge-offs	(262)	-	(851)	(181)	(52)	(1,346)
Recoveries	2	-	-	40	7	49
Provision	157	9	1,668	120	46	2,000
Ending balance	$531	$232	$6,536	$173	$972	$8,444

Ending allowance balance:
Loans individually
evaluated for impairment	$-	$-	$3,344	$-	$-	$3,344

Loans collectively
evaluated for impairment	531	232	3,192	173	972	5,100
Total	$531	$232	$6,536	$173	$972	$8,444

Ending loan balance:
Loans individually
evaluated for impairment	$-	$1,174	$11,471	$-	$-	$12,645

Loans collectively
evaluated for impairment	53,028	11,198	260,217	10,423	96,370	431,236
Total	$53,028	$12,372	$271,688	$10,423	$96,370	$443,881

	December 31, 2010
		Construction &	Commercial		Residential
	Commercial	Development	Real Estate	Consumer	Real Estate	Total
Allowance for loan losses:
Beginning balance	$626	$-	$4,548	$171	$908	$6,253
Charge-offs	(35)	-	-	(144)	(138)	(317)
Recoveries	10	-	-	45	-	55
Provision	33	223	1,171	122	201	1,750
Ending balance	$634	$223	$5,719	$194	$971	$7,741

Ending allowance balance:
Loans individually	$-	$-	$1,774	$-	$-	$1,774
evaluated for impairment

Loans collectively	634	223	3,945	194	971	$5,967
evaluated for impairment
Total	$634	$223	$5,719	$194	$971	$7,741

Ending loan balance:
Loans individually
evaluated for impairment	$-	$-	$15,529	$-	$-	$15,529

Loans collectively
evaluated for impairment	51,784	12,472	242,912	10,772	91,600	409,540
Total	$51,784	$12,472	$258,441	$10,772	$91,600	$425,069

Changes in the allowance for loan losses are as follows (in thousands):

	Three Months Ended September, 30		Nine Months Ended September 30,
	2011	2010	2011	2010
Balance, beginning of period	$7,343	$6,635	$7,741	$6,253
Provision charged to operations	1,300	520	2,000	1,100
Recoveries charged to allowance	20	8	49	45
Losses charged to allowance	(219)	(11)	(1,346)	(246)

Balance, end of period	$8,444	$7,152	$8,444	$7,152

Credit Quality Information

The following tables represent credit exposures by assigned grades as of September 30, 2011 and December 31, 2010. The grading analysis estimates the capability of the borrower to repay the contractual obligations of the loan agreements as scheduled or at all. The Company's internal credit risk grading system is based on experiences with similarly graded loans.

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

Loans are graded by either independent loan review or internal review.  Internally reviewed loans were assigned a risk weighting by the loan officer and approved by the loan committee, but have not undergone a formal loan review by an independent party.  These loans are typically smaller dollar balances that have not experienced delinquency issues. Balances include gross loan value before unearned income and excluding overdrafts as of September 30, 2011 and December 31, 2010 (in thousands):

	September 30, 2011
		Construction &	Commercial		Residential
	Commercial	Development	Real Estate	Consumer	Real Estate	Total
Loans Independently Reviewed:
Pass	$14,814	$2,326	$120,810	$64	$5,725	$143,739
Special Mention	469	138	9,471	30	530	10,638
Substandard	2,556	3,599	35,048	7	2,017	43,227
Doubtful	-	-	-	-	-	-
Loss	-	-	-	-	-	-
Total	$17,839	$6,063	$165,329	$101	$8,272	$197,604

Loans Internally Reviewed:
Pass	$35,085	$6,319	$107,365	$10,291	$88,206	$247,266
Special Mention	-	-	-	32	103	135
Substandard	-	-	-	4	-	4
Doubtful	-	-	-	-	-	-
Loss	-	-	-	-	-	-
Total	$35,085	$6,319	$107,365	$10,327	$88,309	$247,405

	December 31, 2010
		Construction &	Commercial		Residential
	Commercial	Development	Real Estate	Consumer	Real Estate	Total
Loans Independently Reviewed:
Pass	$17,454	$3,034	$128,114	$54	$6,457	$155,113
Special Mention	307	-	10,806	31	333	11,477
Substandard	2,370	1,774	35,715	8	2,057	41,924
Doubtful	-	-	-	1	-	1
Loss	-	-	-	-	-	-
Total	$20,131	$4,808	$174,635	$94	$8,847	$208,515

Loans Internally Reviewed:
Pass	$31,496	$7,693	$84,709	$10,634	$82,798	$217,330
Special Mention	-	-	-	45	176	221
Substandard	-	-	-	13	-	13
Doubtful	-	-	-	-	-	-
Loss	-	-	-	-	-	-
Total	$31,496	$7,693	$84,709	$10,692	$82,974	$217,564

Age Analysis of Past Due Loans by Class

The following is a table which includes an aging analysis of the recorded investment of past due loans as of September 30, 2011 and December 31, 2010 including loans which are in nonaccrual status (in thousands):

	September 30, 2011
							Recorded
							Investment >
	30-59 Days	60-89 Days	90 Days	Total Past		Total	90 Days and
	Past Due	Past Due	Or Greater	Due	Current	Loans	Accruing

Commercial	$558	$801	$208	$1,567	$51,461	$53,028	$208
Construction & development	26	-	1,174	1,200	11,172	12,372	-
Commercial real estate	5,068	89	7,224	12,381	259,307	271,688	1,568
Consumer	131	49	28	208	10,215	10,423	23
Residential real estate	1,061	511	715	2,287	94,083	96,370	640

Total	$6,844	$1,450	$9,349	$17,643	$426,238	$443,881	$2,439

	December 31, 2010
							Recorded
							Investment >
	30-59 Days	60-89 Days	90 Days	Total Past		Total	90 Days and
	Past Due	Past Due	Or Greater	Due	Current	Loans	Accruing

Commercial	$487	$139	$580	$1,206	$50,578	$51,784	$580
Construction & development	-	-	-	-	12,472	12,472	-
Commercial real estate	55	2,712	16,044	18,811	239,630	258,441	952
Consumer	128	30	59	217	10,555	10,772	44
Residential real estate	221	241	547	1,009	90,591	91,600	512

Total	$891	$3,122	$17,230	$21,243	$403,826	$425,069	$2,088

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

The following tables include the recorded investment and unpaid principal balances for impaired loans with the associated allowance amount, if applicable, as of September 30, 2011 and December 31, 2010 (in thousands):

	September 30, 2011
		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
	Investment	Balance	Allowance	Investment	Recognized

With no related allowance recorded:
Construction & development	$1,174	$1,174	$-	$117	$-
Commercial real estate	2,636	2,636	-	826	$-

With an allowance recorded:
Commercial real estate	8,835	8,835	3,344	6,216	-
Total:
Commercial real estate	$12,645	$12,645	$3,344	$7,159	$-

	December 31, 2010
		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
	Investment	Balance	Allowance	Investment	Recognized

With no related allowance recorded:
Construction & development	$-	$-	$-	$-	$-
Commercial real estate	$5,775	$5,775	$-	$444	$-

With an allowance recorded:
Commercial real estate	9,754	9,754	1,774	9,822	-
Total:
Commercial real estate	$15,529	$15,529	$1,774	$10,266	$-

Nonaccrual Loans

Loans are considered nonaccrual upon reaching 90 days delinquency, although the Company may be receiving partial payments of interest and partial repayments of principal on such loans.  Loans that are well secured and in the process of collection may not be placed on nonaccrual status based on management’s review of the specific loan.  When a loan is placed in nonaccrual status, previously accrued but unpaid interest is deducted from interest income.

In the following table are loans, presented by class, on nonaccrual status as of September 30, 2011 and December 31, 2010 (in thousands):

	September 30, 2011	December 31, 2010

Construction & development	$1,174	$-
Commercial real estate	11,625	15,626
Consumer	8	15
Residential real estate	74	35
Total	$12,881	$15,676

Troubled Debt Restructurings

Loan modifications that are considered troubled debt restructurings completed during the quarter and nine months ended September 30, 2011 were as follows:

	For The Three Months Ended 9/30/2011			For The Nine Months Ended 9/30/2011
(Dollars in thousands)	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Commercial real estate	-	$-	$-	3	$4,202	$4,202
Consumer	-	$-	$-	-	$-	$-
Residential real estate	-	$-	$-	4	$421	$421

Total	-	$-	$-	7	$4,623	$4,623

The restructuring of the commercial real estate loans was the result of lowering the payment amount for a period of time and did not include any change in principal balance or interest rate.   The residential real estate loans were modified by lowering the stated interest rate on the original loans.  No principal reduction was made.   Additional interest income of $4,000 would have been recognized for the nine months ended September 30, 2011 at the original interest rate as compared to the adjusted interest rate on the residential real estate loans.

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

The following is a description of the valuation methodologies the Company uses for financial instruments recorded at fair value on either a recurring or nonrecurring basis:

Securities Available for Sale

Securities available for sale consists of both debt and equity securities.  These securities are recorded at fair value on a recurring basis.  At September 30, 2011 and December 31, 2010, all of these securities used valuation methodologies involving market based or market derived information, collectively Level I and Level II measurements, to measure fair value.

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

The following tables present the assets reported on the consolidated statements of financial condition at their fair value as of September 30, 2011 and December 31, 2010 by level within the fair value hierarchy.  As required by ASC 820, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement (in thousands).

	September 30, 2011
	Level I	Level II	Level III	Total
Assets:
U.S. government agencies	$-	$10,466	$-	$10,466
Mortgage-backed securities of government - sponsored entities	-	27,017	-	27,017
Collateralized mortgage obligations of government - sponsored entities	-	3,820	-	3,820
Obligations of states and political subdivisions:
Taxable	-	1,340	-	1,340
Tax-exempt	-	31,653	-	31,653
Corporate securities	-	3,622	-	3,622
Commercial paper	7,498	-	-	7,498
Total debt securities	7,498	77,918	-	85,416

Equity securities	94	-	-	94
Equity securities of financial institutions	353	-	-	353
Total	$7,945	$77,918	$-	$85,863

	December 31, 2010
	Level I	Level II	Level III	Total
Assets:
U.S. government agencies	$-	$12,774	$-	$12,774
Mortgage-backed securities of government-sponsored entities	-	24,274	-	24,274
Obligations of states and political subdivisions:
Taxable	-	1,199	-	1,199
Tax-exempt	-	27,979	-	27,979
Corporate securities	-	4,730	-	4,730
Commercial paper	8,099	-	-	8,099
Total debt securities	8,099	70,956	-	79,055

Equity securities	145			145
Equity securities of financial institutions	455	-	-	455
Total	$8,699	$70,956	$-	$79,655

The following table presents the assets measured on a nonrecurring basis on the consolidated statements of financial condition at their fair value as of September 30, 2011 and December 31, 2010, by level within the fair value hierarchy.  Impaired loans that are collateral dependent are written down to fair value through the establishment of specific reserves. Techniques used to value the collateral that secure the impaired loan include: quoted market prices for identical assets classified as Level I inputs; observable inputs, employed by certified appraisers, for similar assets classified as Level II inputs.  In cases where valuation techniques included inputs that are unobservable and are based on estimates and assumptions developed by management based on the best information available under each circumstance, the asset valuation is classified as Level III inputs (in thousands).

	September 30, 2011
	Level I	Level II	Level III	Total
Assets measured on a nonrecurring basis:
Impaired loans	$-	$-	$9,301	$9,301
Other real estate owned	$-	$-	$4,192	$4,192
Mortgage servicing rights	$-	$-	$552	$552

	December 31, 2010
	Level I	Level II	Level III	Total
Assets measured on a nonrecurring basis:
Impaired loans	$-	$13,755	$-	$13,755
Other real estate owned	$-	$960	$-	$960
Mortgage servicing rights	$-	$-	$549	$549

NOTE 7 – FAIR VALUE DISCLOSURE

The estimated fair values of the Company’s financial instruments are as follows (in thousands):

	September 30, 2011		December 31, 2010
	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial Assets:
Cash and cash equivalents	$10,345	$10,345	$10,652	$10,652
Investment securities	$85,863	$85,863	$79,655	$79,655
Fixed annuity	$1,569	$1,569	$1,500	$1,500
Net loans	$435,437	$460,713	$417,328	$434,472
Accrued interest receivable	$1,978	$1,978	$1,888	$1,888
Regulatory stock	$2,204	$2,204	$1,725	$1,725
Bank-owned life insurance	$9,965	$9,965	$9,545	$9,545
Mortgage servicing rights	$552	$552	$549	$549

Financial liabilities:
Deposits	$468,674	$471,294	$454,734	$456,991
Short-term borrowings	$24,733	$24,732	$13,006	$13,006
Other borrowed funds	$18,110	$19,624	$19,552	$20,923
Accrued interest payable	$510	$510	$679	$679

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

Financial Condition

Total assets at September 30, 2011 were $569,956,000, an increase of $27,742,000 or 5.1% greater than at December 31, 2010.

Investment securities available for sale increased $6,208,000 or 7.8 % from balances at December 31, 2010.  This increase is the result of additional purchases of tax-exempt municipal bonds, collateralized mortgage obligations and mortgage-backed securities, offset by calls of U.S. government agency bonds and maturities of corporate bonds during the period.  Tax-exempt municipal bonds have continued to offer more attractive yields than other investment opportunities of similar duration.  In addition, we have purchased collateralized mortgage obligations and mortgage-backed products for their ability to provide liquidity through scheduled principal payments.   U.S. government agencies and corporate bonds did not offer better yields and liquidity than these bonds at the time of purchase.

Total loans increased $18,812,000 or 4.4% during the first nine months of 2011.  This increase is after the transfer of $3,267,000 to other real estate owned and loan charge-offs of $1,346,000 during the first nine months of 2011.   Taking those changes into consideration, loans secured by non-farm, non-residential properties increased by $12,516,000 or 4.9%.  Children’s recreational camps represented approximately $4 million of this growth and the remaining portion was spread between varieties of commercial enterprises.  Loans secured by one-to-four family residences increased $4,770,000 or 5.8%.  Commercial loans secured by one-to-four family residences represent approximately $2,600,000 of the increase.  The remaining growth is the result of originations of non-conforming residential mortgages.  The credit quality of these non-conforming mortgages is within our policy guidelines for residential mortgages but the loans are non-conforming due to factors such as excess acreage, additional out-buildings or uniqueness of the structure, all of which are common to our rural market.

Other real estate owned increased by $3,232,000 or 336.7%, primarily due to the addition of the commercial real estate properties noted above.  Management is negotiating with potential buyers to sell a $3,000,000 property and is actively working toward liquidating this asset.  We have entered into an agreement for sale of a commercial restaurant property which is valued at $683,000. We expected that sale to be closed by the end of the second quarter 2011 but legal timing issues have continued to hold up the sale.   We expect to have the closing in November 2011.

Total deposits increased $13,940,000 or 3.1% at September 30, 2011 as compared to balances at the end of 2010.   Noninterest-bearing deposits increased $9,921,000 or 23.0%.   This growth included balances obtained from new commercial and retail relationships along with temporary seasonal increases for several commercial customers.    At the same time, interest-bearing deposits increased $4,019,000 or 1.0%.   Certificates of deposit decreased $14,521,000 or 5.6% from year end balances primarily related to a decline of $21,075,000 for local school districts, which is a normal variance based on the timing of their tax collections.  During 2009 and 2010, we originated certificates of deposit that offered a premium interest rate but discontinued the program later in the year.  As those deposits reached maturity, we experienced a combination of customers investing in our certificates of deposit at the lower rates offered or transferring funds to more liquid deposit accounts here or at other banks.  By eliminating the premium interest rate products, we expected the decline in balances at our institution.  Our research showed that the majority of those who moved funds elsewhere did not have any other accounts with the Bank.  The Bank participates in the Certificate of Deposit Account Registry Service (“CDARS”) which offers our customers a product that grants FDIC insurance up to $50 million.  This program has been successful as another product offering to our customers and, in addition, we are able to utilize this partnership as a source of additional liquidity by purchasing non-reciprocated brokered funds.  During 2011, we increased our balances of these certificates of deposit by $14,542,000 or 62.0% primarily due to the Bank’s increase of $14,080,000 in these one-way deposits.   As another source of liquidity, we have the ability to access other brokered deposits.  In the third quarter of 2011, we purchased $3,000,000 of brokered deposits through a long-time investment partner.  While balances of certificates of deposit declined, we experienced growth of $19,197,000 or 42.5% in interest-bearing checking products, $2,923,000 or 7.3% in savings account balances and a decline of $3,579,000 or 5.4% in money market accounts.  We believe that, in this low point of the interest rate cycle, customers would rather maintain liquid deposits than invest in longer term products and are positioning their funds in various deposit products to accomplish that goal.

 At September 30, 2011, short-term borrowings increased $11,727,000 or 90.2% from balances at year end 2010.   At September 30, 2011 these borrowings included $10,000,000 of short-term borrowings from the Federal Home Loan Bank of Pittsburgh (“FHLB”) for which we had no corresponding balance at the end of 2010.  These borrowings were at an average rate of 25 basis points, significantly less than deposit interest rates for similar durations.   In addition, securities sold under agreements to repurchase increased $1,727,000 as a result of opening additional accounts and the normal variances in customers’ balances.

Stockholders’ equity increased $3,646,000 or 7.2% during the first three quarters of 2011.  Net income of $4,118,000 was offset by dividends declared of $1,727,000.   In addition, we recognized an increase in the market value of our investment portfolio of $1,180,000 net of income taxes in the first three quarters of 2011, serving to increase the balance of accumulated other comprehensive income.  Regulatory capital ratios remain strong with 12.3% total risk-based capital, 11.1% Tier I capital and a Tier I leverage ratio of 9.4%.  The regulatory minimums to be well capitalized for these ratios are 10.0%, 6.0% and 5.0%, respectively.

Results of Operations

Comparison of the three months ended September 30, 2011 and 2010

The Company reported net income of $1,182,000 for the quarter ended September 30, 2011, representing a decrease of $93,000 or 7.3% as compared to the third quarter of 2010.

Net interest income, the largest portion of income, was $5,103,000 for the third quarter of 2011, an increase of $618,000 or 13.8% greater than recorded for the third quarter of 2010.

Total interest income increased slightly during the third quarter of 2011 as compared to the same quarter of 2010, showing an increase of $132,000 or 2.1%.  Interest and fees earned on loans increased $128,000 or 2.3% in 2011 over 2010 while the average balance of the loan portfolio increased by $22,834,000 or 5.5%.  At the same time, the average interest rate of the portfolio declined by .2%, resulting in the average rate earned of 5.2% during the third quarter of 2011.  Interest rate declines on variable interest rate loans have slowed significantly as compared to previous periods although we will continue to see a small number of loans repricing to lower rates as long as market rates remain at current levels.   Offsetting those declines are interest rate floors on new financings and on renewals of lines of credit.  Compounding the decline in interest earned were $12,881,000 of loans in nonaccrual status at September 30, 2011.  Interest income would have been $260,000 greater if these loans performed according to terms.  This compares to the September 30, 2010 balance of nonaccrual loans at $9,871,000 which would have earned $124,000 of additional interest income if performing.

Interest earned on taxable investment securities decreased $43,000 or 11.6% for the third quarter of 2011 as compared to the same period in 2010.  The average balance of these investments declined $12,224,000 or19.1% in this period while the average yield increased .2% in 2011 as compared to 2010.  With greater loan demand, we were able to transfer maturities of investments to higher yielding loans.  In an effort to provide greater yield within the investment portfolio, we have repositioned some of the portfolio from short-term commercial paper and callable government agency bonds into mortgage pass through bonds to provide liquidity while increasing the yield.

In addition, we increased the average balance of tax exempt investments by $6,079,000 or 23.5% for the third quarter of 2011 as compared to a year earlier.  The average tax equivalent interest rate earned on the portfolio declined slightly in 2011 at 5.7% compared to 5.9% in 2010.  We continued to invest in tax exempt bonds during the past year because we believed they were the most appropriate investment for our portfolio.  We understand that these investments have extended the duration of our investment portfolio but are comfortable with this choice as we have begun to utilize other liquidity sources.

Interest expense declined $486,000 or 28.0% in the third quarter of 2011 as compared to the same period of 2010.  Interest paid on deposits declined $447,000 or 30.6% as the average balance of total interest-bearing deposits declined $1,042,000 or .3%.  The average balance of certificates of deposit declined $16,396,000 or 6.5% in the third quarter of 2011 as compared to the same quarter of 2010.  Simultaneously, the average interest rate paid on those deposits decreased by .6% over the period.  This decline in both the interest rate paid and balances invested in certificates of deposit came as the successful result of the strategy implemented in 2010 to decrease our cost of funds. The deposit mix shifted from these highest-costing accounts to money market, savings and interest-bearing checking accounts.  Balances of these accounts increased an average of $15,354,000 or 10.3% for the third quarter of 2011 as compared to the same period in 2010.  Interest paid on these deposits declined $21,000 or 11.7% with the average cost of these funds declining 9 basis points for the third quarter of 2011 as compared to a year earlier.

The cost of other borrowed funds declined $31,000 or 13.3% due to the maturity of several higher-costing borrowings which served to decrease the average balance of these funds from $21,067,000 in 2010 to $18,261,000 in 2011.

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

Provision for loan loss expense of $1,300,000 was $780,000 or 150.0% greater in the third quarter of 2011 than the same quarter of 2010. During the third quarter we identified several loans secured by real estate as impaired and based on new appraised values of the collateral, determined that we needed to increase the allowance by this amount.   Each quarter we analyze the loan portfolio to determine the appropriate level for the allowance for loan losses, booking the necessary adjustment to provision expense.   We continue to monitor the allowance for loan losses and based on our analysis believe that the balance of the allowance for loan losses is adequate.

Total noninterest income declined $97,000 or 9.4% for the third quarter of 2011 as compared to the same quarter of 2010.  Service charges on deposit accounts declined $43,000 or 14.2% from income a year earlier primarily due to a general increase in our customer’s diligence in monitoring their balances to avoid service charges on their accounts.  Brokerage commissions declined $31,000 or 16.6% over the same period last year.   In 2010 the market for fixed annuities offered higher returns than certificates of deposit and we sold quite a few of these products, but the rate of return dropped in 2011 and we have not had comparable sales volume this year.  In addition, we have seen several customers utilize investment assets due to the current economy and their need for cash.   Smaller changes in the other components of other noninterest income were responsible for the remaining difference in income.

Salaries and employee benefits increased $99,000 or 6.0% in the third quarter of 2011 as compared to 2010.   Wages increased $69,000 or 5.7% in 2011 as compared to 2010 due to annual salary increases and the addition of an experienced lender in the first quarter of 2011.  Employee benefits decreased $20,000 or 5.4% primarily because of cost fluctuations relating to our self-funded medical insurance as stop loss insurance claims were paid on claims incurred in previous periods.   Employees are given specific areas for profit improvement each year upon which incentives are based.  In 2011 these incentives were accrued at a greater percentage rate than in 2010 based on better performance compared to the goals, requiring $37,000 or 523.5% greater accrual than in 2010.  With the granting of stock options in September 2011 to all officers of the Company, we have an accounting charge of $13,000 in 2011 that was not necessary in 2010.  Other miscellaneous employment expenses account for the remaining changes.

Professional fees decreased $71,000 or 33.0% primarily as a result of a decline of $117,000 in legal fees because in the third quarter of 2010 we incurred significant expense related to the use of out of state counsel which was not matched in 2011.  Offsetting that decline by $31,000, we have utilized the services of a third party compliance group in 2011 that was not included in 2010.  Smaller variances on other related expenses were responsible for the additional increase in this expense category.

FDIC insurance expense declined $77,000 or 37.7% in the third quarter of 2011 as compared to the same quarter in 2010.  The FDIC has changed the methodology for calculating the assessment and the new method results in a lower expense than under the former method.

Other expense increased $92,000 or 14.8% with no significant change in most expense categories.  The primary increase in other noninterest expense was related to costs associated with operation of our ATM network which increased $26,000 or 38.0% in the third quarter of 2011 than in 2010.  As customers utilize electronic methods more frequently, our costs associated with this delivery method have increased.  Smaller variances in other expense items were responsible for the remaining differences.

Comparison of the nine months ended September 30, 2011 and 2010

Net income increased $556,000 or 15.6% for the first three quarters of 2011 compared to the same period in 2010.  The primary source of additional income was an increase in net interest income.

Interest income of $18,524,000 was $161,000 or .9% greater than a year earlier.  Interest and fees on loans was $157,000 or 1.0% greater for the first three quarters of 2011 than the same period in 2010.  The average balance of loans for 2011 increased $17,494,000 or 4.3% while the average interest yield on those assets declined .2% over the same time frame.  Over 75% of our loan portfolio has a variable rate of interest and it has always been our custom to fix the rate for up to three years before floating.  Some of those loans reached their repricing date in the current year, repricing to lower rates because they are tied to the prime rate of interest.   While the majority of our loan interest rates previously adjusted downward, there are still a small number of loans whose interest rate will adjust lower throughout 2011.  Currently, most loan originations include an interest rate floor which guarantees a minimum interest rate before meeting the rate indicator, usually the prime rate of interest.

Income on taxable investments declined $105,000 or 10.1% with the average balance $12,430,000 or 19.3% lower in 2011 than for the first nine months of 2010.  The average interest rate earned on those investments increased by 25 basis points in 2011 as compared to a year earlier.  As noted above, we have repositioned the investment portfolio out of lower yielding commercial paper that we had maintained as a liquidity component into loan originations.  Interest earned on tax-exempt investments increased $130,000 or 16.9% for the first three quarters of 2011 as compared to the same period in 2010.  The average balance of tax-exempt investments increased $4,785,000 or 18.1% while the average interest yield of 5.8% declined 5 basis points over rates earned a year earlier.

Interest expense declined $1,866,000 or 32.1% for the first nine months of 2011 as compared to the same period in 2010.  Interest rates were lower in each interest-bearing expense category with the largest component related to deposits.  The average balance of deposits declined $6,874,000 or 1.7% and the average interest rate paid for these funds decreased to 1.1%, a decline of .6% in the current period over a year earlier.  We discontinued offering special high rate certificates of deposit in 2010, eliminating “rate shopping” customers who did not have a true relationship with the bank and we priced our relationship products more aggressively, but with lower rates than were paid on the specials.  In doing so, we lowered the cost of those funds.

The provision for loan loss was $900,000 or 81.8% greater in the first three quarters of 2011 than a year earlier.  As mentioned above, our calculation of the appropriate level for the allowance for loan loss indicated the need for $780,000 in the third quarter alone.  The average balance of nonaccrual loans during 2011 remained greater than in 2010, which was the primary reason for the increase in the allowance,  and ultimately provision expense.

Noninterest income declined $220,000 or 7.1% for the first nine months of 2011 compared to the same period in 2010.  Service charges on deposit accounts were $207,000 or 20.8% lower in the current year due to regulatory changes in the process to assess these fees along with our customers increased diligence in monitoring their checking accounts thereby utilizing overdraft protection less frequently.  We realized $52,000 or 30.4% greater gains on the sale of mortgage loans in 2011 than in 2010 as mortgage activity increased in the current historically low interest rate environment.  Brokerage commissions declined $84,000 or 14.5% due to operating with one less investment officer in 2011 and the aforementioned decline in annuity sales due to lower rates of return.  ATM and debit card fees increased $67,000 or 17.4% due to a combination of higher usage fees and a greater number of transactions processed.

Noninterest expense increased $549,000 or 5.7% in the first nine months of 2011 compared to the same period in 2010.  Salaries and employee benefits increased $325,000 or 6.4% primarily associated wages paid to staff increasing by $129,000 or 3.6% in 2011.  This increase is the result of annual salary adjustments and the addition of two additional full time equivalent employees in 2011.  In addition, the cost of employee health insurance increased $103,000 or 18.7% over the same time frame.  Employees are given an incentive program each year and in 2011 they had attained a greater percentage of the goals, resulting in an additional $59,000 or 86.5% more in the accrual for that benefit.  Smaller variances in other costs relating to employee benefits were responsible for the remaining increase.

Professional fees were $69,000 or 12.1% greater in the first nine months of 2011 compared to the same period in 2010 due to a combination of two issues.  To begin, costs associated with delinquent loans and foreclosure actions have increased due to the persistent economic issues that borrowers are experiencing.  The second source of additional expense is related to costs associated with outside compliance advice which was unmatched in 2010.

FDIC insurance expense declined $127,000 or 22.5% for the first nine months of 2011 as compared to the same period in 2010.  The FDIC has changed the methodology for calculating the assessment and the new method results in a lower expense than under the former method.

The category of other noninterest expense includes many smaller dollar amount expenses including advertising, bank supplies, telephone, and travel among others.  This expense increased $301,000 or 16.7% for the first three quarters of 2011 versus the same period in 2010.  The largest increase in these expenses was in relation to other real estate owned, which accounted for $159,000 additional expense and was 187.7% greater than 2010.  When we take possession of a property, it is not uncommon to have outstanding real estate taxes that must be paid and the majority of that increase was to pay past due taxes on one property.  The cost of operating our ATM network was $57,000 or 27.5% greater for the first nine months of 2011 than the same period in 2010.  In 2011, our customers initiated a greater number of transactions and we incurred an increase in the item prices of operating the network.   Directors’ fees increased $36,000 due to the addition of an additional director in the third quarter of 2010, an increase of $2,000 each in their annual compensation for the first nine months of 2011 and the expense of $14,000 relating to stock options granted in September 2011.  Pennsylvania shares tax was $34,000 or 14.6% greater in 2011 than the previous year.  This tax is assessed on bank capital and increased due to increases in our capital position over the assessment period.  Smaller changes in other expense accounts were responsible for the remaining increase in total other noninterest expense.

While net income before income taxes increased $358,000 or 7.4%, federal income tax expense decreased $198,000 or 15.6% as a result of our ability to utilize low income tax credits upon the completion of a project in which we made an investment.  Our portion of these tax credits was $270,000 for the first nine months of 2011; we had no similar credit in 2010.

Liquidity and Cash Flows

To ensure that the Company can satisfy customer credit needs for current and future commitments and deposit withdrawal requirements, we manage the liquidity position by ensuring that there are adequate short-term funding sources available for those needs.  Liquid assets consist of cash and due from banks, federal funds sold, interest-bearing deposits with other banks and investment securities maturing in one year or less.  The following table shows these liquidity sources, minus short-term borrowings, as of September 30, 2011 compared to December 31, 2010:

	September 30,	December 31,
	2011	2010
(in thousands)
Cash and due from banks	$7,762	$5,831
Interest-bearing deposits with other banks	2,583	4,821
Investment securities maturing in one year or less, including scheduled principal reductions	22,236	18,888
	32,581	29,540
Less short-term borrowings	24,733	15,506
Net liquidity position	$7,848	$14,034

As a percent of total assets	1.4%	2.6%

With liquidity of 1.4% at the end of the quarter, management acknowledges that our assets are not as liquid as they have been in the past.  The table does not include additional possible sources of liquidity such as the balance of our available for sale securities that is not maturing or prepaying in one year or less of $63,627,000 which could be sold to generate additional cash.  We would expect to gather additional deposits if we set the interest rate higher than the local competition and would consider this as opportunities arose for greater loan originations.   In addition, the Bank has the ability to borrow from the Federal Home Loan Bank of Pittsburgh with the maximum borrowing capacity at September 30, 2011 of $182 million with an available balance of $148 million.  Other sources of liquidity are cash flows from regularly scheduled payments and prepayments of loans, sales or maturities in the investment portfolio, sales of residential mortgages in the secondary market, operating income, deposit growth and access to lines of credit with correspondent banks.  The Consolidated Statement of Cash Flows specifically details the contribution of each source.

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

Risk Elements

The table below presents information concerning nonperforming assets including nonaccrual loans and loans 90 days or more past due at September 30, 2011 and December 31, 2010.  A loan is classified as nonaccrual when, in the opinion of management, there are doubts about collectability of interest and principal.  At the time the accrual of interest is discontinued, future income is recognized only when cash is received.

	September 30, 2011
(In thousands)	Past due 90 days or more	Nonaccrual
Real estate-construction loans	$-	$1,174
Real estate-mortgage loans	2,208	11,699
Commercial and industrial loans	208	-
Installment loans to individuals	23	8
Other loans	-	-
Total	$2,439	$12,881

	December 31, 2010
(In thousands)	Past due 90 days or more	Nonaccrual
Real estate-mortgage loans	$1,464	$15,661
Commercial and industrial loans	541	-
Installment loans to individuals	44	15
Other loans	39	-
Total	$2,088	$15,676

At September 30, 2011, we continued to accrue interest on $2,439,000 of loans past due 90 days or more because all these loans are in the process of collection and are well secured.  We do expect to collect all interest accrued on these loans.

There have been several variances in nonaccrual loans over the past nine months.  One loan relationship with a balance of $5,552,000 was past due and in nonaccrual status at December 31, 2010 and has returned to accruing status as of September 30, 2011.   At the end of the third quarter we placed four loans with a total balance of $5,774,000 that has common ownership into nonaccrual status.  The remaining balances are the result of the common transition of loan balances in and out of delinquent status due to improvement or deterioration of the creditors.

Interest income of $414,000 in the first nine months of 2011 and $314,000 in the same period of 2010 would have been recognized on nonaccrual loans if they had been performing in accordance with their original terms.

Management believes the level of the allowance for loan losses at September 30, 2011 is adequate to cover probable losses inherent in the loan portfolio. The relationship between the allowance for loan losses and outstanding loans is a function of the credit quality and known risk attributed to the loan portfolio.  The ongoing loan review program, along with management analysis, is used to determine the adequacy of the allowance for loan losses.

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

Statement of Interest Sensitivity Gap
September 30, 2011

	90 days	>90 days	1 - 5
	or less	but < 1 year	years	>5 years	Total
Assets:
Interest-bearing deposits in other banks and federal funds sold	$2,583	$-	$-	$-	$2,583
Mortgage loans held for sale	-	-	-	-	-
Investment securities available for sale (5)	17,115	5,121	26,501	37,126	85,863
Fixed annuity investment	-	-	1,569	-	1,569
Loans (1) (4)	84,487	117,868	96,326	133,441	432,122

Rate sensitive assets	$104,185	$122,989	$124,396	$170,567	$522,137

Liabilities:
Interest-bearing deposits:
Interest-bearing demand (2)	$5,153	$16,105	$43,161	$-	$64,419
Money market (3)	10,660	31,352	20,693	-	62,705
Savings (2)	3,449	10,778	28,885	-	43,112
Time deposits	64,628	116,997	63,825	-	245,450
Short-term borrowings	24,733	-	-	-	24,733
Other borrowings (6)	492	3,003	6,128	8,487	18,110

Rate sensitive liabilities	$109,115	$178,235	$162,692	$8,487	$458,529

Interest sensitivity gap	$(4,930)	$(55,246)	$(38,296)	$162,080	$63,608
Cumulative gap	$(4,930)	$(60,176)	$(98,472)	$63,608
Cumulative gap to total assets	(0.86)%	(10.56)%	(17.28)%	11.16%

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

As this report shows, the Company was liability sensitive in the one year period at September 30, 2011 with liabilities maturing or repricing before assets in this timeframe.  We expect that interest rates will increase at some point; and as that occurs, the variable interest rate loans will reprice upward.  We anticipate that higher interest rate certificate of deposits will reprice to new, lower rates because we do not expect to offer any certificate of deposit special products; therefore interest margins should continue to improve.

The second report used to monitor interest rate risk is the Analysis of Sensitivity to Changes in Market Interest Rates.  This tool attempts to determine the affect on income of various shifts in the interest rate environment.  We have presented this analysis for three different scenarios, a change in rates of 100, 200 or 300 basis points.  A shift of 200 basis points, or 2% in interest rates, is the industry standard.  Given an immediate parallel upward shift of 200 basis points, net interest income would decrease by $1,145,000 or 5.31% while net income would decrease $751,000 or 10.68%.  Given that scenario, the economic value of equity (EVE) would decrease by $10,257,000 or 14.08%, which is within our policy guidelines. The EVE is sometimes referred to as the present value of equity and is presented as one more statistic to monitor in managing interest rate risk.  This analysis makes the shift automatic and equal for both assets and liabilities and does not take into consideration management’s ability to change the rates for deposits in a different fashion.  We would not expect to make this parallel shift in deposit interest rates.  Even given that this analysis does not actually assimilate the reality of our actions when rates do increase, the results of a potential shift of 100,200, or 300 basis points in either direction are within internal policy guidelines.  If the results were not tolerable, our policy would determine that management should reallocate the balance sheet in order to maintain compliance with the policy.

CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

As of September 30, 2011 an evaluation was performed under the supervision and with the participation of the Company’s management, including the CEO and CFO, on the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the Company’s management, including the CEO and CFO, concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2011. There have been no significant changes in the Company’s internal controls over financial reporting or in other factors that could significantly affect internal controls during the quarter.

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

Form 8K – Report on October 20, 2011 – News Release of Registrant

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

DIMECO, INC.

Date: November 14, 2011	By:	/s/ Gary C. Beilman
Gary C. Beilman
President and Chief Executive Officer

Date: November 14, 2011	By:	/s/ Maureen H. Beilman
Maureen H. Beilman
Chief Financial Officer