Form 10-K
period 2011-12-31
DIMECO INC
filed 2012-03-23
CIK 898037

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2011

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ YES ☒ NO

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was approximately $46 million as of June 30, 2011 based on the last sale ($35 per share) reported on the OTC Bulletin Board as of that date. Solely for purposes of this calculation, the term “affiliate” refers to all directors and executive officers of the registrant and all stockholders beneficially owning more than 5% of the registrant’s common stock.

As of March 1, 2012, there were issued and outstanding 1,599,646 shares of the registrant’s common stock.

DOCUMENTS INCORPORATED BY REFERENCE

1.	Portions of the Registrant’s Annual Report to Stockholders for the fiscal year ended December 31, 2011. (Part II)
2.	Portions of the Registrant’s definitive Proxy Statement for the 2012 Annual Meeting of Shareholders. (Part III)

DIMECO, INC.

ANNUAL REPORT ON FORM 10-K

for the fiscal year ended December 31, 2011

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

Item 1. Business

General

The Company, a Pennsylvania corporation, is a bank holding company headquartered in Honesdale, Pennsylvania. At December 31, 2011, the Company had total consolidated assets, deposits and stockholders’ equity of approximately $582 million, $484 million and $55 million, respectively. The Company’s principal business is to serve as a holding company for its wholly-owned subsidiary, The Dime Bank (the “Bank”).

The Bank is a Pennsylvania-chartered commercial bank, originally organized in 1905. The Bank provides a comprehensive range of lending, depository and financial services to individuals and small to medium-sized businesses. The Bank’s deposit services range from traditional time, demand, and savings deposit accounts to sophisticated cash management products, including electronic banking and commercial sweep accounts. The Bank’s lending services include secured and unsecured commercial, real estate and consumer loans. The Bank also operates a trust department and an investment department which had $137 million in client assets under management at December 31, 2011. The Bank conducts business from six branch offices, located in Honesdale, Hawley, Damascus, Greentown and Dingmans Ferry, Pennsylvania, as well as maintaining two off-site ATM machines each located in Honesdale and Hawley, Pennsylvania and an Operations Center in Honesdale, Pennsylvania. The Bank’s Lake Region office in Hawley, Pennsylvania also serves as the office for the Bank’s trust and investments departments. The Bank maintains a website at www.thedimebank.com. Information on our website should not be treated as part of this Annual Report on Form 10-K.

The Bank has a 100% owned subsidiary, TDB Insurance Services, LLC in order to offer title insurance services in conjunction with the Bank’s lending function.

Competition

The Bank is one of many financial institutions serving its principal market area, which includes Wayne and Pike Counties, Pennsylvania and Sullivan County, New York. Such market areas are approximately 90 miles west of New York City. Pike County, Pennsylvania is one of the fastest growing counties in Pennsylvania. The competition for deposit products comes primarily from other insured financial institutions such as commercial banks, thrift institutions, credit unions, and multi-state regional banks in the Company’s market area. Based on data compiled by the FDIC as of June 30, 2011 (the latest date for which such information is available), the Bank had the largest share of FDIC-insured deposits in Wayne County with approximately 28% and the second largest share of FDIC-insured deposits in Pike County with approximately 20%. This data does not reflect deposits held by credit unions with which the Bank also competes. Deposit competition also includes a number of insurance products sold by local agents and investment products, such as mutual funds and other securities sold by local and regional brokers. Loan competition varies depending upon market conditions and comes from other insured financial institutions such as commercial banks, thrift institutions, credit unions, multi-state regional banks, and mortgage brokers.

Lending Activities

General. The principal lending activity of the Bank is the origination of commercial real estate loans, residential mortgage loans, commercial and industrial loans, and to a lesser extent, installment loans, construction and development loans, home equity loans, and agricultural loans. Generally, loans are originated in the Company’s primary market area of Pike and Wayne Counties, Pennsylvania and Sullivan County, New York. The majority of the Bank’s borrowers are located in these counties and would be expected to be affected by economic and other conditions in this area. In addition, at December 31, 2011, the Company had $106 million of loans granted to summer camps and recreational facilities in the northeastern United States. This amount of loans constituted approximately 24% of the loan portfolio. The Company does not believe that there are any other concentrations of loans or borrowers exceeding 10% of total loans.

Analysis of Loan Portfolio. Set forth below is selected data relating to the composition of the Bank’s loan portfolio by type of loan on the dates indicated. Prior period information has been reclassified to agree with current year presentation.

	2011		2010		2009		2008		2007
(dollars in thousands)	$	%	$	%	$	%	$	%	$	%
Loans secured by real estate:
Construction and development	$14,571	3.3%	$12,472	2.9%	$16,286	4.0%	$13,403	3.5%	$8,385	2.4%
Mortgage loans secured by farmland	3,585	0.8%	2,590	0.6%	1,684	0.4%	1,804	0.5%	1,869	0.5%
Commercial loans secured by non-farm, non-residential properties	269,248	60.2%	255,851	60.2%	243,014	59.3%	217,378	57.2%	198,323	57.5%
Secured by 1-4 family residential properties:
Home equity lines of credit	11,215	2.5%	9,935	2.4%	8,657	2.1%	6,342	1.7%	4,718	1.4%
Mortgage loans	87,088	19.5%	81,665	19.2%	76,193	18.6%	75,715	19.9%	69,242	20.1%
Commercial and industrial loans	45,312	10.1%	44,850	10.6%	42,502	10.4%	42,396	11.1%	39,337	11.4%
Installment loans	9,821	2.2%	10,772	2.5%	12,869	3.1%	14,750	3.9%	15,656	4.5%
Other loans:
Agriculture	955	0.2%	1,771	0.4%	1,426	0.3%	694	0.2%	879	0.3%
Other	5,459	1.2%	5,163	1.2%	7,381	1.8%	7,725	2.0%	6,349	1.9%
Total loans	$447,254	100.0%	$425,069	100.0%	$410,012	100.0%	$380,207	100.0%	$344,758	100.0%

Loan Maturities. The following table sets forth the maturities for selected categories of the Bank’s loan portfolio at December 31, 2011. The table does not include prepayments or scheduled principal repayments. All loans are shown as maturing based on contractual maturities. Demand loans and loans having no stated maturity are shown as due within one year.

(in thousands)	Due within 1 yr.	Due after 1 through 5 years	Due after 5 years	Total
Commercial & agricultural real estate	$18,434	$17,038	$237,361	$272,833
Commercial & industrial, and agricultural	11,214	14,848	20,205	46,267
Construction and development	219	10,239	4,113	14,571
Total	$29,867	$42,125	$261,679	$333,671

The following table sets forth the dollar amount as of December 31, 2011 of selected categories of the Company’s loans due more than one year after December 31, 2011, which are based upon fixed interest rates or floating or adjustable interest rates.

(in thousands)	Fixed Rate	Variable Rate	Total
Commercial & agricultural real estate	$11,289	$243,110	$254,399
Commercial & industrial, and agricultural	18,745	16,308	35,053
Construction and development	5,939	8,413	14,352
Total	$35,973	$267,831	$303,804

Construction and Development Loans. The Bank’s construction lending has primarily involved lending for commercial construction projects and for single-family residences. All loans for the construction of speculative sale homes have a loan to value ratio of not more than 80%. For both commercial and single-family projects loan proceeds are disbursed during the construction phase according to a draw schedule based on the stage of completion. Construction projects are inspected by approved contracted inspectors. Construction loans are underwritten on the basis of the appraised value of the property as completed. For commercial projects, the Bank typically provides the permanent financing after the construction period, as a commercial mortgage.

The Bank has also originated loans for the development of raw land. These loans have a term of up to three years. Loans granted to developers may have an interest only period during development. Development loans have a loan-to-value ratio not exceeding 75%.

Loans involving construction and development financing have a higher level of risk than loans for the purchase of existing property since collateral values, land values, development costs and construction costs can only be estimated at the time the loan is approved. The Bank has sought to minimize its risk in construction and development lending by offering such financing primarily to builders and developers to whom the Bank has loaned funds in the past and to persons who have previous experience in such projects. The Bank also limits construction and development lending to its market area, with which management is familiar.

Commercial Real Estate and Farmland Loans. The commercial real estate loan portfolio consists of loans secured primarily by children’s recreational summer camps, retail stores, restaurants, resorts, hotels, investment real estate, stone quarries and manufacturing facilities. The Bank also makes loans secured by farmland. Loans secured by commercial property or farmland may be originated in amounts up to 80% of the lower of the appraised value or purchase price, for a maximum term of 20 years. The Bank has a concentration of commercial real estate loans that are secured by summer camps and recreational facilities for children in the northeastern United States. These loans are generally adjustable-rate loans, with terms of up to 20 years, and the rate tied to the prime interest rate. Interest rate floors were included in most loans originations in 2009, 2010 and 2011 but were not before that time. At December 31, 2011, $106 million of the loan portfolio consisted of loans to these summer camps and recreational facilities for children.

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

Residential Real Estate Loans. The residential real estate portfolio consists primarily of owner-occupied 1-4 family residential mortgage loans. The Bank generally originates 1-4 family residential mortgage loans in amounts of up to 80% of the appraised value of the mortgaged property without requiring mortgage insurance. The Bank will originate residential mortgage loans in amounts up to 95% of the appraised value of a mortgaged property; however, mortgage insurance is required for any loan amount in excess of 80% of appraised value. In addition, the Bank participates in special residential loan programs through various state and federal agencies which provide first-time home buyers the ability to finance up to 100% of the property value; these loans are guaranteed by those various federal and state agencies. The Bank offers residential fixed-rate loans and adjustable-rate loans with a 15 to 30 year amortization period. Interest rates for adjustable-rate loans for residences adjust every 1 to 3 years based upon rates on U.S. Treasury bills and notes. Interest rate adjustments on such loans are generally limited to two percentage points during any adjustment period and six percentage points over the life of the loan. These loans are originated for retention in the portfolio. The Bank does not use introductory “teaser” rates on adjustable-rate mortgages nor has it originated “interest-only” mortgages.

Fixed-rate loans are generally underwritten in accordance with Freddie Mac guidelines. Currently, loans underwritten in accordance with Freddie Mac guidelines are generally sold in the secondary market. However, the number of saleable loans could vary materially as a result of market conditions. Fixed-rate loans which are held in portfolio are underwritten in accordance with Freddie Mac credit guidelines but occasionally may not conform in relation to loan amount or property guidelines. Since we are located in a rural area, many homes are on properties with more acreage than permitted by Freddie Mac underwriting guidelines. At December 31, 2011, $38 million of the Bank’s residential real estate loan portfolio consisted of long-term, fixed-rate first mortgage loans.

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

Installment Loans. The installment loan portfolio includes various types of secured and unsecured consumer loans including automobile, education, and recreational vehicle loans. The Bank also extends overdraft lines of credit through its Ready Credit program. The Bank originates loans directly and indirectly through local automobile and recreational vehicle dealerships. These loans generally have terms of 1 to 5 years, generally at fixed rates of interest. The interest rates range between 2% for loans that are secured by deposits to 14% for loans that are unsecured, with an average interest rate of approximately 9%. The installment loan portfolio includes approximately $5 million of new and used automobile and recreational vehicle loans. These loans are originated in amounts up to 90% of the purchase price of the vehicle.

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

Loans Held For Sale. The Bank holds as available for sale certain residential mortgage loans. These loans conform to Freddie Mac guidelines and are readily saleable in the secondary market. The Bank services such loans and is generally not liable for these loans, since they are sold on a non-recourse basis. At December 31, 2011, we had no loans classified as held for sale.

Loan Solicitation and Processing. Loans are derived from a number of sources. Installment loans are primarily solicited through advertising, existing customers and referrals from automobile and recreation vehicle dealers. Residential mortgage loans are generally derived from advertising, walk-in customers and referrals by realtors, depositors, and borrowers. Commercial real estate loans and commercial and industrial loans are generally obtained through existing relationships with borrowers and new relationships developed by our loan officers.

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

Hazard insurance coverage is required on all properties securing loans made by the Bank. Flood insurance is also required, when applicable. Residential and commercial loan applicants are notified of the credit decision by letter. If the loan is approved, the loan commitment specifies the terms and conditions of the proposed loan including the amount, interest rate, and amortization term, a brief description of the required collateral, and the required insurance coverage. The borrower must provide proof of fire, flood (if applicable) and casualty insurance on the property serving as collateral, and these applicable insurances must be maintained during the full term of the loan.

Loan Commitments. The Bank generally grants commitments to fund fixed-rate and adjustable-rate, single-family mortgage loans for periods of 30 days at a specified term and interest rate. The total amount of its commitments to extend credit as of December 31, 2011, was $3 million.

Nonperforming Assets

The following table identifies nonperforming assets including nonaccrual loans and past due loans which were accruing but contractually past due 90 days or more and restructured loans. Restructured loans are those on which terms have been renegotiated to provide a reduction or deferral of principal or interest as a result of the deteriorating position of the borrower. At December 31, 2011, the Bank had $17 million of impaired loans within the definition of ASC Topic 310.

	At December 31,
(In thousands)	2011	2010	2009	2008	2007
Loans accounted for on a nonaccrual basis:
Real estate-construction loans	$1,105	$-	$-	$-	$-
Real estate-mortgage loans	12,324	15,661	5,966	341	443
Commercial and industrial loans	38	-	1,524	23	116
Installment loans to individuals	48	15	32	25	13
Other loans	-	-	-	-	-
Total	$13,515	$15,676	$7,522	$389	$572

Accruing loans which are contractually past due 90 days or more:
Real estate-construction loans	$-	$-	$6	$6	$-
Real estate-mortgage loans	386	1,464	1,988	5,823	509
Commercial and industrial loans	163	541	67	11	50
Installment loans to individuals	2	44	61	20	1
Other loans	-	39	30	4	-
Total	$551	$2,088	$2,152	$5,864	$560

Restructured loans	4,725	43	46	48	83
Total nonperforming loans	18,791	17,807	9,720	6,301	1,215
Other real estate owned	3,467	960	389	1,955	-
Repossessed assets	25	27	6	164	4
Total nonperforming assets	$22,283	$18,794	$10,115	$8,420	$1,219

Interest income of $613 thousand would have been recognized on nonaccrual loans during 2011 if they had been performing in accordance with their original terms. We recognized no income on such loans during 2011. No interest was foregone on restructured loans in 2011.

Balances of nonperforming loans increased $1 million during the year ended December 31, 2011 due primarily to an increase of $5 million in restructured loans. Loans past due 90 days or more and still accruing interest declined by $2 million and loans in nonaccrual status declined $2 million. Commercial real estate loans accounted for the largest portion of the total nonaccrual loans. These loans are well secured by real estate, with loan to value ratios below our required standards and we are pursuing collection efforts. Management does not believe that we have any one loan that would require a material charge to the allowance for loan losses. The long term national economic downturn has caused our nonperforming loans to increase to current levels. There is a detailed explanation of loans in this category included in “Management’s Discussion and Analysis of Financial Condition and Results of Operation – Allowance for Loan Losses,” incorporated herein by reference from the Annual Report to Shareholders for the year ended December 31, 2011 filed as Exhibit 13 to this Annual Report on Form 10-K.

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

Due to the increase in foreclosure activity in the current economic environment, the average length of time for completing a foreclosure is currently nine to twelve months. For a discussion of our other real estate owned properties, see “Management’s Discussion and Analysis of Financial Condition and Results of Operation – Statement of Condition” incorporated herein by reference to the Annual Report to Shareholders for the year ended December 31, 2011 filed as Exhibit 13 to this Annual Report on Form 10-K.

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

The following table sets forth the Bank’s classified assets in accordance with its classification system:

At December 31,
(In thousands)	2011	2010	2009	2008	2007
Special mention	$11,748	$11,698	$12,029	$18,281	$11,990
Substandard	42,822	41,937	23,308	18,359	7,889
Doubtful	17	1	1,774	2,032	2,561
Loss	—	—	—	—	—
Total	$54,587	$53,636	$37,111	$38,672	$22,440

Potential Problem Loans. As of December 31, 2011, there were no loans other than those disclosed as non-performing or classified assets, where known information about possible credit problems of borrowers caused management to have serious doubts as to the ability of such borrowers to comply with the present loan repayment terms.

Allowance for Loan Losses

For a description of the Company’s methodology for determining the allowance for loan losses, see Note 1 of the Notes to Consolidated Financial Statements. For information on charge-off and recovery activity in the Allowance for Loan Losses, see “Management’s Discussion and Analysis of Financial Condition and Results of Operation – Allowance for Loan Losses” in the Annual Report to Shareholders for the year ended December 31, 2011 which is filed as Exhibit 13 to this Annual Report on Form 10-K and incorporated herein by reference.

The allowance for loan losses increased 7% from December 31, 2010 to December 31, 2011 with several factors contributing to the change. The allowance for loan losses is made up of various components including: historical loss ratios for rated loans (loans subject to individual evaluations) and for homogeneous loans over the past three years, and external environmental factors such as trends in volume, trends in delinquencies, classified loans and charge-offs, local and national economic factors, changes in management and loan policies, loan concentrations, etc. We track the loss ratio in order to determine the percentage of loans in each loan review rating that have resulted in a loss to the Company, and weighting the most recent years heavier than the oldest year in the calculation. Contributing to increases in our allowance for loan losses was growth in the loan portfolio of 5.2% and deteriorating external economic factors.

Over the past few years, management has taken a conservative approach to evaluating loans subject to individual reviews in light of current economic conditions within the banking industry. Impaired loans, which are identified independently of the above categories, increased by $2 million from approximately $16 million. While management has been diligent in its underwriting of loans and generally requires real estate collateral on these risk rated loans, we believe it was appropriate to review these loans on a conservative basis. The increase in the allowance for loan losses relating to impaired loans amounted to $2 million.

The allowance for loan losses is based on significant estimates and management evaluates the allowance for loan losses based on an appropriate range as opposed to an absolute amount. Management believes the allowance for loan losses is in an acceptable range at December 31, 2011 and will continue to actively monitor current events and trends in their analysis.

The following table presents a breakdown by loan category of the allowance for loan losses:

	At December 31,
	2011		2010		2009		2008		2007
(dollars in thousands)	Amount	Percent of Loans to Total Loans	Amount	Percent of Loans to Total Loans	Amount	Percent of Loans to Total Loans	Amount	Percent of Loans to Total Loans	Amount	Percent of Loans to Total Loans

Commercial and industrial, and agricultural	$474	10.3%	$634	12.2%	$626	12.5%	$1,263	13.4%	$1,916	13.5%
Construction and development	283	3.3%	223	2.9%	—	4.0%	—	3.5%	—	2.4%
Mortgage	7,401	83.0%	6,690	82.4%	5,456	80.4%	3.980	79.2%	3,270	79.6%
Installment	158	3.4%	194	2.5%	171	3.1%	173	3.9%	206	4.5%
Total	$8,316	100.0%	$7,741	100.0%	$6,253	100.0%	$5,416	100.0%	$5,392	100.0%

Investment Activities

The Bank is required by federal banking regulators to maintain an adequate level of liquid assets which may be invested in specified short-term securities and certain other investments. The level of liquid assets varies depending upon several factors, including: (i) the yields on investment alternatives, (ii) management’s judgment as to the attractiveness of the yields then available in relation to other opportunities, (iii) expectation of future yield levels, and (iv) management’s projections as to the short-term demand for funds to be used in loan origination and other activities. Investment securities are classified at the time of purchase, based upon management’s intentions and abilities, as securities held to maturity or securities available for sale. Management has for several years maintained all current investment purchases in the available for sale category in order to have the ability to liquidate the investment with no accounting ramifications. It is not our intent to sell these securities, we do expect to hold them until maturity, but have classified them as available for sale in order to have the ability to sell them if the need arises. Securities classified as available for sale are reported for financial reporting purposes at fair value with net changes in the fair value from period to period included as a separate component of stockholders’ equity, net of income taxes. They are booked at cost and adjusted for amortization of premium and accretion of discount to arrive at their amortized cost. Amortization of premium and accretion of discount is computed using the interest method and recognized as adjustments of interest income. Debt securities classified as held to maturity would be those which management purchased with the intent and ability to hold to maturity and would be stated at cost and adjusted for amortization of premium and accretion of discount, computed using the interest method and recognized as adjustments of interest income. Equity securities which consist of investments in stock of various financial services companies are classified as available for sale when purchased.

As of December 31, 2011, the Bank had no securities classified as trading or held to maturity and had securities in the amount of $96 million classified as available for sale. The Bank’s securities available for sale had an amortized cost of $93 million and a fair value of $96 million. Changes in market value in the Bank’s available for sale portfolio reflect normal market conditions and vary, either positively or negatively, based primarily on changes in general levels of market interest rates relative to the yields of the portfolio. Changes in the fair value of securities available for sale do not affect the Company’s income. In addition, changes in the fair value of securities available for sale do not affect the Bank’s regulatory capital requirements or its loan-to-one borrower limit.

At December 31, 2011, the Company’s investment portfolio policy allowed investments in instruments such as: (i) U.S. Treasury obligations; (ii) U.S. federal agency or federally sponsored agency obligations; (iii) obligations of state and political subdivisions; (iv) mortgage-backed securities and collateralized mortgage obligations issued by U.S. government-sponsored entities; (v) banker’s acceptances; (vi) certificates of deposit; (vii) equity securities of financial institutions and (viii) investment grade corporate bonds and commercial paper. All bonds purchased must have an investment grade of at least Baa3 by Moody’s or BBB- by Standard & Poor or similar rating by another rating agency. Commercial paper must have a rating of at least A-3 by Standard & Poor or P-3 from Moody’s. The Board of Directors may authorize additional investments. The Company does not have any investments in subprime mortgage-backed securities.

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

Investment Portfolio. The following table sets forth the carrying value of the investment securities portfolio at the dates indicated.

	At December 31,
(In thousands)	2011	2010	2009
Available for Sale:
U.S. government agency securities	$11,191	$12,774	$22,120
Mortgage-backed securities of government - sponsored entities	28,578	24,274	4,305
Collateralized mortgage obligations of government - sponsored entities	5,175	-	-
Obligations of state and political subdivisions	34,090	29,178	27,088
Corporate securities	4,082	4,730	6,636
Commercial paper	11,998	8,099	13,045
Equity securities of financial institutions	505	600	434
Total	$95,619	$79,655	$73,628

Investment Portfolio Maturities. The following table sets forth certain information regarding the carrying values, weighted average yields and maturities of the Registrant’s investment and mortgage-related securities portfolio at December 31, 2011. The following table does not take into consideration the effects of scheduled repayments of mortgage-backed securities and collateralized mortgage obligations or the effects of possible prepayments. Securities held in the available for sale category are carried at their market value.

	One year or less		One to five years		Five to ten years		More than ten years		Total Investment Securities
(dollars in thousands)	Carrying	Average	Carrying	Average	Carrying	Average	Carrying	Average	Carrying	Average	Market
Available for Sale	Value	Yield (1)	Value	Yield (1)	Value	Yield (1)	Value	Yield (1)	Value	Yield (1)	Value

U.S. government agency securities	$2,348	1.59%	$5,950	1.82%	$1,927	1.51%	$966	1.19%	$11,191	1.67%	11,191
Mortgage-backed securities of government - sponsored entities	4,991	2.67%	10,180	2.74%	4,559	3.04%	8,848	4.03%	28,578	3.17%	28,578
Collateralized mortgage obligations of government - sponsored entities	826	1.52%	3,842	2.47%	433	2.08%	74	2.15%	5,175	2.28%	5,175
Obligations of states and political subdivisions	1,721	3.80%	5,206	3.65%	15,103	3.73%	12,060	4.44%	34,090	3.97%	34,090
Corporate securities	-	-	3,001	4.58%	1,081	8.40%	-	-	4,082	5.46%	4,082
Commercial paper	11,998	0.54%	-	-	-	-	-	-	11,998	0.54%	11,998
Equity securities of financial institutions	-	-	-	-	-	-	505	2.41%	505	2.41%	505
Total	$21,884	1.43%	$28,179	2.86%	$23,103	3.54%	$22,453	4.08%	$95,619	2.97%	$95,619

(1)	Weighted average yields on tax-exempt obligations have been computed on a taxable equivalent basis assuming a federal income tax rate of 34%.

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

Deposits. The Bank offers a variety of deposit accounts, although a majority of deposits are in fixed-term, market-rate certificate of deposit accounts. Deposit account terms vary, primarily as to the required minimum balance amount, the amount of time that the funds must remain on deposit and the applicable interest rate. To attract deposits, the Bank offers a variety of customer convenience services, such as telephone, online and mobile banking. The Bank also offers multiple tiered checking accounts pursuant to which higher balance accounts receive higher rates and free services. For information on the average balances and rates paid on the Bank’s various categories of deposits, reference is made to “Distribution of Assets, Liabilities and Stockholders’ Equity; Interest Rate and Interest Differential” in the Annual Report to Shareholders for the year ended December 31, 2011 filed as Exhibit 13 hereto and incorporated by reference herein.

In 2004, the Bank joined the Promontory Interfinancial Network, gaining the ability to offer customers certificates of deposit with FDIC insurance coverage up to $50 million through its Certificate of Deposit Account Registry Service (“CDARS”). Our customers’ funds are reciprocated in the network with funds from other banks, with no bank having total customer deposits at the current maximum FDIC coverage limit of $250,000. The Bank is the only point of contact for the customer. In addition, to assist with liquidity, the Bank originated non-reciprocal deposits in 2011 with a balance of $36 million at December 31, 2011. For their services, CDARS has charged a fee of between 2.25 and 30 basis points depending on the size/term of the deposit. Any deposits placed through this network are classified as brokered certificates of deposit. The Bank had $40 million of total deposits in the program at December 31, 2011. In the third quarter of 2011, the Bank purchased $3 million in brokered deposits through a long-standing investment partner. In view of the source of this deposit and its favorable interest rate, the Bank determined that the acceptance of this deposit was consistent with its current asset-liability management strategies.

Jumbo Certificates of Deposit. The following table shows the amount (in thousands) of the Bank’s certificates of deposit of $100,000 or more by time remaining until maturity as of December 31, 2011:

Maturity Period	Certificates of Deposit
Three months or less	$36,926
Four through six months	31,888
Seven through twelve months	51,052
Over twelve months	36,656

Total	$156,522

Borrowings. The Bank may obtain advances from the Federal Home Loan Bank of Pittsburgh (“FHLB”) to supplement its supply of lendable funds. Advances from FHLB are typically secured by a pledge of the Bank’s stock in FHLB and a portion of the Bank’s loans and certain other assets. Each FHLB credit program has its own interest rate, which may be fixed or variable, and range of maturities. The Bank also has established unsecured lines of credit with Atlantic Central Bankers Bank in the amount of $7 million and with M & T Bank in the amount of $3 million. The Bank, if the need arises, may also access the Federal Reserve Bank discount window to supplement its supply of lendable funds and to meet deposit withdrawal requirements. At December 31, 2011, the Bank had fixed rate short term borrowings of $6 million from the FHLB. These borrowings were at an average rate of 22.5 basis points, which was less than the interest rates on deposits of similar duration. The Bank has offered securities sold with agreements to repurchase to larger commercial customers and had balances of $15 million at December 31, 2011. These arrangements are not deposits within the definition of the FDIC and therefore do not qualify for FDIC insurance. To collateralize these liabilities, the Bank has pledged securities with amortized cost of $18 million and fair value of $19 million at December 31, 2011.

The following table sets forth information concerning short-term borrowings, which consist primarily of securities sold under agreements to repurchase during the periods indicated.

	At or For the Years Ended December 31,
(dollars in thousands)	2011	2010	2009

Average outstanding	$21,800	$17,423	$15,488
Maximum amount outstanding at any month-end during the year	$33,157	$23,371	$21,003
Weighted average interest rate during the year	0.50%	0.82%	0.79%
Total short-term borrowings at year end	$20,686	$13,006	$10,974
Weighted average interest rate at year end	0.35%	0.66%	0.65%

Trust and Financial Services Activities

The Bank operates a Trust Department and an Investment Department. These departments provide estate planning, investment management and financial planning to customers. At December 31, 2011, the Bank had $137 million of assets under management, of which all but $406 thousand is non-discretionary with no investment authority.

Personnel

As of December 31, 2011, the Company had 113 full-time employees and 17 part-time employees. The employees are not represented by a collective bargaining unit. The Company believes its relationship with its employees to be satisfactory.

SUPERVISION AND REGULATION

Set forth below is a brief description of certain laws which relate to the regulation and supervision of the Company and the Bank. The description does not purport to be complete and is qualified in its entirety by reference to applicable laws and regulations.

Dodd-Frank Wall Street Reform and Consumer Protection Act

On July 21, 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) was signed into law. The Dodd-Frank Act is intended to affect a fundamental restructuring of federal banking regulation. Among other things, the Dodd-Frank Act creates a new Financial Stability Oversight Council to identify systemic risks in the financial system and gives federal regulators new authority to take control of and liquidate financial firms. The Dodd-Frank Act additionally creates a new independent federal regulator to administer federal consumer protection laws. The Dodd-Frank Act is expected to have a significant impact on our business operations as its provisions take effect. Among the provisions that are likely to affect us are the following:

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

Deposit Insurance. The Dodd-Frank Act permanently increases the maximum deposit insurance amount for banks, savings institutions and credit unions to $250,000 per depositor, and extends unlimited deposit insurance to non-interest bearing transaction accounts through December 31, 2012. The Dodd-Frank Act also broadens the base for FDIC insurance assessments. Assessments will now be based on the average consolidated total assets less tangible equity capital of a financial institution. The Dodd-Frank Act requires the FDIC to increase the reserve ratio of the Deposit Insurance Fund from 1.15% to 1.35% of insured deposits by 2020 and eliminates the requirement that the FDIC pay dividends to insured depository institutions when the reserve ratio exceeds certain thresholds. Effective one year from the date of enactment, the Dodd-Frank Act eliminated the federal statutory prohibition against the payment of interest on business checking accounts.

Corporate Governance. The Dodd-Frank Act requires publicly traded companies to give stockholders a non-binding vote on executive compensation at their first annual meeting taking place six months after the date of enactment and at least every three years thereafter and on so-called “golden parachute” payments in connection with approvals of mergers and acquisitions unless previously voted on by shareholders. The new legislation also authorizes the SEC to promulgate rules that would allow stockholders to nominate their own candidates using a company’s proxy materials. Additionally, the Dodd-Frank Act directs the federal banking regulators to promulgate rules prohibiting excessive compensation paid to executives of depository institutions and their holding companies with assets in excess of $1.0 billion, regardless of whether the company is publicly traded or not. The Dodd-Frank Act gives the SEC authority to prohibit broker discretionary voting on elections of directors and executive compensation matters.

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

Debit Card Interchange Fees. Effective July 21, 2011, the Dodd-Frank Act requires that the amount of any interchange fee charged by a debit card issuer with respect to a debit card transaction must be reasonable and proportional to the cost incurred by the issuer. Within nine months of enactment, the Federal Reserve Board is required to establish standards for reasonable and proportional fees which may take into account the costs of preventing fraud. While the restrictions on interchange fees do not apply to banks that, together with their affiliates, have assets of less than $10 billion, the rule could affect the competitiveness of debit cards issued by smaller banks.

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

Financial Activities. Provisions of the Gramm-Leach-Bliley Act permit greater affiliation among banks, securities firms, insurance companies, and other companies under a new type of financial services company known as a “financial holding company.” A financial holding company essentially is a bank holding company with significantly expanded powers. Financial holding companies are authorized by statute to engage in a number of financial activities previously impermissible for bank holding companies, including: (i) securities underwriting, dealing and market making; (ii) sponsoring mutual funds and investment companies; (iii) insurance underwriting and agency; and (iv) merchant banking activities. The Gramm-Leach-Bliley Act also permits the Federal Reserve and the Treasury Department to authorize additional activities for financial holding companies if they are “financial in nature” or “incidental” to financial activities. A bank holding company may become a financial holding company if each of its subsidiary banks is well capitalized, well managed, and has at least a “satisfactory” CRA rating. A financial holding company must provide notice to the Federal Reserve within 30 days after commencing activities previously determined by statute or by the Federal Reserve and Department of the Treasury to be permissible. The Company has not submitted notice to the Federal Reserve to become a financial holding company.

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

Federal Deposit Insurance. The Bank’s deposits are insured to applicable limits by the FDIC. Under the Dodd-Frank Wall Street Reform and Consumer Protection Act, the maximum deposit insurance amount has been permanently increased from $100,000 to $250,000 and unlimited deposit insurance has been extended to non-interest-bearing transaction accounts until December 31, 2012. Prior to the Dodd-Frank Act, the FDIC had established a Temporary Liquidity Guarantee Program under which, for the payment of an additional assessment by insured banks that did not opt out, the FDIC fully guaranteed all non-interest-bearing transaction accounts until December 31, 2010 (the “Transaction Account Guarantee Program”) and all senior unsecured debt of insured depository institutions or their qualified holding companies issued between October 14, 2008 and October 31, 2009, with the FDIC’s guarantee expiring by December 31, 2012 (the “Debt Guarantee Program”). The Company and the Bank opted out of the Debt Guarantee Program. The Bank did not opt out of the Transaction Account Guarantee Program.

The FDIC has adopted a risk-based premium system that provides for quarterly assessments based on an insured institution’s ranking in one of four risk categories based on their examination ratings and capital ratios. Well-capitalized institutions with the CAMELS ratings of 1 or 2 are grouped in Risk Category I and, until 2009, were assessed for deposit insurance at an annual rate of between five and seven basis points with the assessment rate for an individual institution determined according to a formula based on a weighted average of the institution’s individual CAMELS component ratings plus either five financial ratios or the average ratings of its long-term debt. Institutions in Risk Categories II, III and IV were assessed at annual rates of 10, 28, and 43 basis points, respectively.

Starting in 2009, the FDIC significantly raised the assessment rate in order to restore the reserve ratio of the Deposit Insurance Fund to the statutory minimum of 1.15%. For the quarter beginning January 1, 2009, the FDIC raised the base annual assessment rate for institutions in Risk Category I to between 12 and 14 basis points while the base annual assessment rates for institutions in Risk Categories II, III and IV were increased to 17, 35 and 50 basis points, respectively. For the quarter beginning April 1, 2009 the FDIC set the base annual assessment rate for institutions in Risk Category I to between 12 and 16 basis points and the base annual assessment rates for institutions in Risk Categories II, III and IV at 22, 32 and 45 basis points, respectively. An institution’s assessment rate could be lowered by as much as five basis points based on the ratio of its long-term unsecured debt to deposits or, for smaller institutions based on the ratio of certain amounts of Tier 1 capital to adjusted assets. The assessment rate may be adjusted for Risk Category I institutions that have a high level of brokered deposits and have experienced higher levels of asset growth (other than through acquisitions) and could be increased by as much as ten basis points for institutions in Risk Categories II, III and IV whose ratio of brokered deposits to deposits exceeds 10%. Reciprocal deposit arrangements like CDARS were treated as brokered deposits for Risk Category II, III and IV institutions but not for institutions in Risk Category I. An institution’s base assessment rate would also be increased if an institution’s ratio of secured liabilities (including FHLB advances and repurchase agreements) to deposits exceeds 25%. The maximum adjustment for secured liabilities for institutions in Risk Categories I, II, III and IV would be 8, 11, 16 and 22.5 basis points, respectively, provided that the adjustment may not increase an institution’s base assessment rate by more than 50%.

The FDIC imposed a special assessment equal to five basis points of assets less Tier 1 capital as of June 30, 2009 payable on September 30, 2009 and reserved the right to impose additional special assessments. In lieu of further special assessments, on November 12, 2009 the FDIC required all insured depository institutions to prepay their estimated risk-based assessments for the fourth quarter of 2009, and for all of 2010, 2011, and 2012 on December 30, 2009. For purposes of estimating future assessments, an institution would assume 5% annual growth in the assessment base and a three basis point increase in the current assessment rate for 2011 and 2012. The prepaid assessment would be applied against the actual assessment until exhausted. Any funds remaining after June 30, 2013 would be returned to the institution.

The Dodd-Frank Act requires the FDIC to take such steps as necessary to increase the reserve ratio of the Deposit Insurance Fund from 1.15% to 1.35% of insured deposits by 2020. In setting the assessments, the FDIC is required to offset the effect of the higher reserve ratio against insured depository institutions with total consolidated assets of less than $10 billion. The Dodd-Frank Act also broadens the base for FDIC insurance assessments so that assessments will be based on the average consolidated total assets less average tangible equity capital of a financial institution rather than on its insured deposits. The FDIC has adopted a new restoration plan to increase the reserve ratio to 1.15% by September 30, 2020 with additional rulemaking scheduled regarding the method to be used to achieve a 1.35% reserve ratio by that date and offset the effect on institutions with assets less than $10 billion in assets.

The FDIC has adopted new assessment regulations that redefine the assessment base as average consolidated assets less average tangible equity. Insured banks with more than $1.0 billion in assets must calculate quarterly average assets based on daily balances while smaller banks and newly chartered banks may use weekly averages. In the case of a merger, the average assets of the surviving bank for the quarter must include the average assets of the merged institution for the period in the quarter prior to the merger. Average assets would be reduced by goodwill and other intangibles. Average tangible equity will equal Tier 1 capital. For institutions with more than $1.0 billion in assets average tangible equity will be calculated on a weekly basis while smaller institutions may use the quarter-end balance. Beginning April 1, 2011, the base assessment rate for insured institutions in Risk Category I will range between 5 to 9 basis points and for institutions in Risk Categories II, III, and IV will be 14, 23 and 35 basis points. An institution’s assessment rate will be reduced based on the amount of its outstanding unsecured long-term debt and for institutions in Risk Categories II, III and IV may be increased based on their brokered deposits. Risk Categories are eliminated for institutions with more than $10 billion in assets which will be assessed at a rate between 5 and 35 basis points.

In addition, all FDIC-insured institutions are required to pay assessments to the FDIC to fund interest payments on bonds issued by the Financing Corporation (“FICO”), an agency of the Federal government established to recapitalize the Federal Savings and Loan Insurance Corporation. The FICO assessment rates, which are determined quarterly, averaged .0084% of insured deposits on an annualized basis in fiscal year 2011. These assessments will continue until the FICO bonds mature in 2017.

Regulatory Capital Requirements. The FDIC has promulgated capital adequacy requirements for state-chartered banks that, like the Bank, are not members of the Federal Reserve System. At December 31, 2011, the Bank exceeded all regulatory capital requirements and was classified as “well capitalized.”

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

The Bank is also subject to minimum capital requirements imposed by the Pennsylvania Department of Banking on Pennsylvania-chartered depository institutions. Under the Pennsylvania Department of Banking’s capital regulations, a Pennsylvania bank or savings bank must maintain a minimum leverage ratio of Tier 1 capital (as defined under the FDIC’s capital regulations) to total assets of 4%. In addition, the Pennsylvania Department of Banking has the supervisory discretion to require a higher leverage ratio for any institutions based on the institution’s substandard performance in any of a number of areas. The Bank was in compliance with both the FDIC and the Pennsylvania Department of Banking capital requirements as of December 31, 2011.

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

Federal Home Loan Bank System. The Bank is a member of FHLB of Pittsburgh, which is one of 12 regional Federal Home Loan Banks. Each Federal Home Loan Bank serves as a reserve or central bank for its members within its assigned region. It is funded primarily from funds deposited by member institutions and proceeds from the sale of consolidated obligations of the Federal Home Loan Bank system. It makes loans to members (i.e. advances) in accordance with policies and procedures established by the board of trustees of the Federal Home Loan Bank.

As a member, it is required to purchase and maintain stock in FHLB in an amount equal to 4% of its aggregate unpaid residential mortgage loans, home purchase contracts or similar obligations at the beginning of each year and 4.75% of its outstanding advances from the Federal Home Loan Bank. At December 31, 2011, the Bank was in compliance with this requirement.

Federal Reserve System. The Federal Reserve requires all depository institutions to maintain non-interest bearing reserves at specified levels against their transaction accounts (primarily checking and NOW accounts) and non-personal time deposits. The balances maintained to meet the reserve requirements imposed by the Federal Reserve may be used to satisfy the liquidity requirements. At December 31, 2011, the Bank met its reserve requirements.

Loans to One Borrower. Under Pennsylvania law, commercial banks have, subject to certain exemptions, lending limits to one borrower in an amount equal to 15% of the institution’s capital accounts. Pursuant to the national bank parity provisions of the Pennsylvania Banking Code, the Bank may also lend up to the maximum amounts permissible for national banks, which are allowed to make loans to one borrower of up to 25% of capital and surplus in certain circumstances. An institution’s capital account includes the aggregate of all capital, surplus, undivided profits, capital securities and general reserves for loan losses. As of December 31, 2011, the Bank’s loans to one borrower limitation were $9 million and the Bank was in compliance with such limitation.

Item 1A. Risk Factors

Not applicable.

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2. Properties

The Company operates from its main office, an operations center, and six branch offices, as described in “Item 1. Business”. All offices are owned except for two branch offices and the operations center. The leases have initial terms of between 5-20 years, with renewal options for additional years. The following table sets forth certain information regarding our offices:

	Year Opened	Owned or Leased		Book Value at 12/31/11 (in thousands)
Main Office
820 Church Street Honesdale, PA	1985	Owned		$2,174

Branch Offices
309 Main Avenue Hawley, PA	1988	Owned		$761

Route 371 Damascus, PA	1995	Leased	(1)	$76

Route 507 Greentown, PA	1997	Leased	(2)	$354

Route 739 Dingmans Ferry, PA	2004	Owned		$1,143

99 Welwood Avenue (Route 6) Hawley, PA	2008	Owned		$5,005

Operations Center
120 Sunrise Avenue Honesdale, PA	1998	Leased	(3)	$484

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

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

(a)          Market for Common Equity. The Information relating to the market for Registrant’s common equity and related stockholder matters appears under “Market Prices of Stock/Dividends Declared” in the Registrant’s Annual Report to Shareholders for the fiscal year ended December 31, 2011 (“Annual Report”) which is filed as Exhibit 13 hereto and is incorporated herein by reference. During the period covered by this report, the Company did not sell any equity securities that were not registered under the Securities Act of 1933.

(b)          Use of Proceeds.

Not applicable.

(c)          Issuer Purchases of Equity Securities

Not applicable.

Item 6. Selected Financial Data

The information contained in the table captioned “Summary of Selected Financial Data” in the Annual Report is incorporated herein by reference.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The information contained in the section captioned “Management’s Discussion and Analysis of Financial Condition and Results of Operation” in the Annual Report is incorporated herein by reference.

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

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

(a)            Disclosure Controls and Procedures. Dimeco, Inc.’s management is responsible for establishing and maintaining effective disclosure controls and procedures, as defined under Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934. As of December 31, 2011, an evaluation was performed under the supervision and with the participation of management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Registrant’s disclosure controls and procedures. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Registrant’s disclosure controls and procedures were effective as of that date in ensuring material information required to be disclosed in this Annual Report on 10-K was recorded, processed, summarized, and reported on a timely basis.

(b)             Internal Control Over Financial Reporting. Management’s Report on Internal Control Over Financial Reporting is furnished herein by reference from the Annual Report. Such report is not deemed to be filed for purposes of Section 18 of the Securities Exchange Act of 1934 or otherwise subject to the liabilities of that section. There were no changes in the Registrant’s internal control over financial reporting that occurred during the quarter ended December 31, 2011 that have materially affected, or are reasonably likely to materially affect, the Registrant’s internal control over financial reporting.

Item 9B. Other Information

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Other information required under this item is incorporated herein by reference to the Proxy Statement for the 2012 Annual Meeting of Shareholders (the “Proxy Statement”) contained under the sections captioned “Section 16(a) Beneficial Ownership Reporting Compliance,” “Proposal I – Election of Directors,” and “Corporate Governance.”

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

(d)	Securities Authorized for Issuance Under Equity Compensation Plans

Set forth below is information as of December 31, 2011, with respect to compensation plans under which equity securities of the Registrant are authorized for issuance.

Equity Compensation Plan Information

	(A)	(B)	(C)
	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (A))
Equity compensation plans approved by shareholders:
2000 Independent Directors Stock Option Plan	4,284	$34.00	-
2000 Stock Incentive Plan	22,630	35.48	-
2010 Equity Incentive Plan	74,500	35.00	26,040

Equity compensation plans not approved by shareholders:	-	-	-
Total	101,414	$35.06	26,040

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this item is incorporated herein by reference to the section captioned “Related Party Transactions” and “Corporate Governance” in the Proxy Statement.

Item 14. Principal Accounting Fees and Services

The information called for by this item is incorporated herein by reference to the section entitled “Proposal 2 - Ratification of Independent Auditors” in the Proxy Statement.

Part IV

Item 15. Exhibits, Financial Statement Schedules

(a)          The following documents are filed as a part of this report:

(1)          The consolidated balance sheet of Dimeco, Inc. as of December 31, 2011 and 2010 and the related consolidated statements of income, changes in stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2011, together with the related notes and the independent auditors’ report of S.R. Snodgrass, A.C., independent registered public accountants for the three years ended December 31, 2011.

(2)          Schedules omitted as they are not applicable.

(3)          The following exhibits are included in this Report or incorporated herein by reference:

3(i)	Articles of Incorporation of Dimeco, Inc., as amended (1)
3(ii)	Amended Bylaws of Dimeco, Inc. (2)
10.1†	2000 Independent Directors Stock Option Plan (3)
10.2†	2000 Stock Incentive Plan (4)
10.3†	Form of Salary Continuation Plan for Executive Officers, as amended and restated (5)
10.4†	Amended and Restated Change in Control Severance Agreement with Gary C. Beilman
10.5†	Amended and Restated Change in Control Severance Agreement with Maureen H. Beilman
10.6†	Amended and Restated Change in Control Severance Agreement with Peter Bochnovich
10.7†	2010 Equity Incentive Plan (6)
13	Annual Report to Shareholders for the fiscal year ended December 31, 2011
14	Code of Ethics for Principal Executive Officers and Senior Financial Officers (7)
21	Subsidiaries of the Registrant
23	Consent of S.R. Snodgrass, A.C.
31.1	Rule 13a-14(a)/15d-14(a) Certification
31.2	Rule 13a-14(a)/15d-14(a) Certification
32	Section 1350 Certification
101.INS	XBRL Instance Document *
101.SCH	XBRL Schema Document *
101.CAL	XBRL Calculation Linkbase Document *
101.LAB	XBRL Labels Linkbase Document *
101.PRE	XBRL Presentation Linkbase Document *
101.DEF	XBRL Definition Linkbase Document *

†	Management contract or compensatory plan or arrangement.
*	Submitted as Exhibits 101 to this Annual Report on Form 10-K are documents formatted in XBRL (Extensible Business Reporting Language). Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability.
(1)	Incorporated by reference to the identically numbered exhibit to the Registrant’s Form 10-K for the fiscal year ended December 31, 2004.
(2)	Incorporated by reference to the identically numbered exhibit to the Registrant’s Form 10-K for the fiscal year ended December 31, 2009.

(3)	Incorporated by reference to Exhibit 99.1 to the Registration Statement on Form S-8 (File No. 333-69416) filed with the Commission on September 14, 2002.
(4)	Incorporated by reference to Exhibit 99.1 to the Registration Statement on Form S-8 (File No. 333-69420) filed with the Commission on September 14, 2002.
(5)	Incorporated by reference to identically numbered exhibit to the Registrant’s Form 8-K filed July 2, 2007.
(6)	Incorporated by reference to Exhibit 10.1 to the Registration Statement on Form S-8 (File No. 333-169454) filed with the Commission on September 17, 2010.
(7)	Incorporated by reference to the identically numbered exhibit to the Registrant’s Form 10-KSB for the fiscal year ended December 31, 2003.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

DIMECO, INC.

Dated: March 23, 2012		/s/ Gary C. Beilman
	By:	Gary C. Beilman
President and Chief Executive Officer
(Duly Authorized Representative)

Pursuant to the requirement of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on March 23, 2012 on behalf of the Registrant and in the capacities indicated.

/s/ William E. Schwarz	/s/ Gary C. Beilman
William E. Schwarz	Gary C. Beilman
Chairman of the Board and Director	President, Chief Executive Officer and Director
(Principal Executive Officer)

/s/ Maureen H. Beilman	/s/ Robert E. Genirs
Maureen H. Beilman	Robert E. Genirs
Chief Financial Officer and Treasurer	Director
(Principal Financial and Accounting Officer)

/s/ Barbara Jean Genzlinger	/s/ John S. Kiesendahl
Barbara Jean Genzlinger	John S. Kiesendahl
Director	Vice Chairman of the Board of Directors

/s/ Thomas A. Peifer	/s/ Henry M. Skier
Thomas A. Peifer	Henry M. Skier
Director	Director

/s/ John F. Spall	/s/ Todd J. Stephens
John F. Spall	Todd J. Stephens
Director	Director

