Form 10-Q
period 2012-03-31
DIMECO INC
filed 2012-05-15
CIK 898037

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OF 15(D) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

or

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

As of May 1, 2012 the registrant had outstanding 1,599,646 shares of its common stock, par value $.50 share.

Dimeco, Inc.

INDEX

		Page
PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

	Consolidated Balance Sheet (unaudited) as of March 31, 2012 and December 31, 2011	3

	Consolidated Statement of Income (unaudited) for the three months ended March 31, 2012 and 2011	4

	Consolidated Statement of Comprehensive Income (unaudited) for the three months ended March 31, 2012 and 2011	5

	Consolidated Statement of Changes in Stockholders' Equity (unaudited) for the three months ended March 31, 2012 and 2011	6

	Consolidated Statement of Cash Flows (unaudited) for the three months ended March 31, 2012 and 2011	7

	Notes to Consolidated Financial Statements (unaudited)	8 - 23

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	24 – 27

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	27 – 29

Item 4.	Controls and Procedures	29

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings	30

Item 1a.	Risk Factors	30

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	30

Item 3.	Defaults Upon Senior Securities	30

Item 4.	Mine Safety Disclosures	30

Item 5.	Other Information	30

Item 6.	Exhibits	30

SIGNATURES		31

Dimeco, Inc.

CONSOLIDATED BALANCE SHEET (unaudited)

(in thousands)	March 31, 2012	December 31, 2011
Assets
Cash and due from banks	$5,168	$5,348
Interest-bearing deposits in other banks	5,908	4,575
Total cash and cash equivalents	11,076	9,923

Mortgage loans held for sale	1,714	-
Investment securities available for sale	87,497	95,619

Loans (net of unearned income of $2 and $3)	454,352	447,254
Less allowance for loan losses	8,818	8,316
Net loans	445,534	438,938

Premises and equipment	9,879	9,997
Accrued interest receivable	1,839	1,805
Bank-owned life insurance	10,150	10,060
Other real estate owned	2,747	3,467
Prepaid FDIC insurance	973	1,093
Other assets	11,537	10,992
TOTAL ASSETS	$582,946	$581,894

Liabilities
Deposits :
Noninterest-bearing	$51,024	$52,217
Interest-bearing	424,741	432,067
Total deposits	475,765	484,284

Short-term borrowings	28,205	20,686
Other borrowed funds	17,121	17,618
Accrued interest payable	575	542
Other liabilities	5,152	3,664
TOTAL LIABILITIES	526,818	526,794

Stockholders' Equity
Common stock, $.50 par value; 5,000,000 shares authorized; 1,653,746 shares issued	827	827
Capital surplus	6,528	6,451
Retained earnings	49,177	48,193
Accumulated other comprehensive income	1,663	1,696
Treasury stock, at cost (54,100 shares)	(2,067)	(2,067)
TOTAL STOCKHOLDERS' EQUITY	56,128	55,100
TOTAL LIABILITES AND STOCKHOLDERS' EQUITY	$582,946	$581,894

See accompanying notes to the unaudited consolidated financial statements.

Dimeco, Inc.

CONSOLIDATED STATEMENT OF INCOME (unaudited)

(in thousands, except per share)	For the three months ended March 31,
	2012	2011
Interest Income
Interest and fees on loans	$5,697	$5,445
Investment securities:
Taxable	324	290
Exempt from federal income tax	315	290
Other	2	4
Total interest income	6,338	6,029

Interest Expense
Deposits	933	1,139
Short-term borrowings	19	23
Other borrowed funds	186	219
Total interest expense	1,138	1,381

Net Interest Income	5,200	4,648

Provision for loan losses	650	425

Net Interest Income After Provision for Loan Losses	4,550	4,223

Noninterest Income
Service charges on deposit accounts	235	271
Mortgage loans held for sale gains, net	139	82
Investment securities gains (losses), net	69	(2)
Brokerage commissions	147	181
Earnings on bank-owned life insurance	107	106
Debit card fees	149	137
Other income	171	179
Total noninterest income	1,017	954

Noninterest Expense
Salaries and employee benefits	1,927	1,777
Occupancy expense, net	298	306
Furniture and equipment expense	91	105
Professional fees	165	310
Data processing expense	163	179
Other expense	908	920
Total noninterest expense	3,552	3,597

Income before income taxes	2,015	1,580
Income taxes	446	310

NET INCOME	$1,569	$1,270

Earnings per Share - basic	$0.98	$0.79
Earnings per Share - diluted	$0.98	$0.79
Dividends per share	$0.36	$0.36

Average shares outstanding - basic	1,599,646	1,598,218
Average shares outstanding - diluted	1,599,974	1,600,252

See accompanying notes to the unaudited consolidated financial statements.

Dimeco, Inc.

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (unaudited)

	For the three months ended March 31,
	2012	2011
Net income	$1,569	$1,270
Other comprehensive income (loss):
Unrealized gain (loss) on available for sale securities	(119)	181
Tax (benefit) expense	40	(62)
	(79)	119
Loss (gain) recognized in earnings	(69)	2
Tax (benefit) expense	23	(1)
	46	(1)
Other comprehensive (loss) income, net of tax	(33)	118
Comprehensive income	$1,536	$1,388

See accompanying notes to the unaudited consolidated financial statements.

Dimeco, Inc.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (unaudited)

				Accumulated
				Other		Total
	Common	Capital	Retained	Comprehensive	Treasury	Stockholders'
(in thousands)	Stock	Surplus	Earnings	Income	Stock	Equity
Balance, December 31, 2011	$827	$6,451	$48,193	$1,696	$(2,067)	$55,100

Net income			1,569			1,569
Unrealized loss on available for sale securities, net of tax benefit of $17				(33)		(33)
Stock compensation expense		77				77
Cash dividends ($.36 per share)			(585)			(585)

Balance, March 31, 2012	$827	$6,528	$49,177	$1,663	$(2,067)	$56,128

See accompanying notes to the unaudited consolidated financial statements.

.

Dimeco, Inc.

CONSOLIDATED STATEMENT OF CASH FLOWS (unaudited)

	For the three months ended March 31,
(in thousands)	2012	2011
Operating Activities
Net income	$1,569	$1,270
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	650	425
Depreciation and amortization	217	261
Amortization of premium and discount on investment securities, net	176	149
Amortization of net deferred loan origination fees	(42)	(45)
Investment securities (gains) losses, net	(69)	2
Origination of loans held for sale	(5,588)	(3,788)
Proceeds from sale of loans	4,013	3,778
Mortgage loans held for sale gains, net	(139)	(82)
Impairment of other real estate owned	46	-
Increase in accrued interest receivable	(34)	(52)
Increase in accrued interest payable	33	19
Deferred federal income taxes	(301)	164
Earnings on bank-owned life insurance	(107)	(106)
Decrease in prepaid FDIC insurance	120	177
Stock compensation expense	77	-
Other, net	321	(785)
Net cash provided by operating activities	942	1,387

Investing Activities
Investment securities available for sale:
Proceeds from sales or mergers	826	22
Proceeds from maturities or paydowns	22,567	35,327
Purchases	(14,429)	(38,142)
Redemption of Federal Home Loan Bank stock	109	16
Purchase of Federal Home Loan Bank stock	(13)	-
Net increase in loans	(7,204)	(1,442)
Investment in limited partnership	(178)	-
Purchase of bank-owned life insurance	-	(141)
Proceeds from the sale of other real estate owned	669	-
Purchase of premises and equipment	(54)	(24)
Net cash provided by (used for) investing activities	2,293	(4,384)

Financing Activities
Net decrease in deposits	(8,519)	(4,167)
Increase in short-term borrowings	7,519	4,902
Repayment of other borrowed funds	(497)	(475)
Cash dividends paid	(585)	(575)
Net cash used for financing activities	(2,082)	(315)
Increase (decrease) in cash and cash equivalents	1,153	(3,312)

Cash and cash equivalents at beginning of period	9,923	10,652
Cash and cash equivalents at end of period	$11,076	$7,340

Amount paid for interest	$1,105	$1,362
Amount paid for income taxes	$25	$-

Noncash investing activities:
Transfer of loans to other real estate owned	$-	$3,035
Loans to facilitate sale of other real estate owned	$1,000	$-
Changes in the unrealized holding gains and losses on available-for-sale securities	$(50)	$181
Investment purchases not settled	$1,000	$500

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

Recent Accounting Pronouncements

In May 2011, the FASB issued ASU 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs. The amendments in this Update result in common fair value measurement and disclosure requirements in U.S. GAAP and IFRSs. Consequently, the amendments change the wording used to describe many of the requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements. The amendments in this Update are to be applied prospectively. For public entities, the amendments are effective during interim and annual periods beginning after December 15, 2011. Early application by public entities is not permitted. The Company has provided the necessary disclosure in Note 7.

In June 2011, the FASB issued ASU 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income. The amendments in this Update improve the comparability, clarity, consistency, and transparency of financial reporting and increase the prominence of items reported in other comprehensive income. To increase the prominence of items reported in other comprehensive income and to facilitate convergence of U.S. GAAP and IFRS, the option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity was eliminated. The amendments require that all non-owner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In the two-statement approach, the first statement should present total net income and its components followed consecutively by a second statement that should present total other comprehensive income, the components of other comprehensive income, and the total of comprehensive income. All entities that report items of comprehensive income, in any period presented, will be affected by the changes in this Update. For public entities, the amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. The amendments in this Update should be applied retrospectively, and early adoption is permitted. The Company has provided the necessary disclosure in the Consolidated Statement of Comprehensive Income.

In December 2011, the FASB issued ASU 2011-10, Property, Plant, and Equipment (Topic 360): Derecognition of in Substance Real Estate-a Scope Clarification. The amendments in this Update affect entities that cease to have a controlling financial interest in a subsidiary that is in substance real estate as a result of default on the subsidiary's nonrecourse debt. Under the amendments in this Update, when a parent (reporting entity) ceases to have a controlling financial interest in a subsidiary that is in substance real estate as a result of default on the subsidiary's nonrecourse debt, the reporting entity should apply the guidance in Subtopic 360-20 to determine whether it should derecognize the in substance real estate. Generally, a reporting entity would not satisfy the requirements to derecognize the in substance real estate before the legal transfer of the real estate to the lender and the extinguishment of the related nonrecourse indebtedness. That is, even if the reporting entity ceases to have a controlling financial interest under Subtopic 810-10, the reporting entity would continue to include the real estate, debt, and the results of the subsidiary's operations in its consolidated financial statements until legal title to the real estate is transferred to legally satisfy the debt. The amendments in this Update should be applied on a prospective basis to deconsolidation events occurring after the effective date. Prior periods should not be adjusted even if the reporting entity has continuing involvement with previously derecognized in substance real estate entities. For public entities, the amendments in this Update are effective for fiscal years, and interim periods within those years, beginning on or after June 15, 2012. Early adoption is permitted. This ASU is not expected to have a significant impact on the Company’s financial statements.

In December 2011, the FASB issued ASU 2011-12, Comprehensive Income (Topic 220): Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05. In order to defer only those changes in Update 2011-05 that relate to the presentation of reclassification adjustments, the paragraphs in this Update supersede certain pending paragraphs in Update 2011-05. Entities should continue to report reclassifications out of accumulated other comprehensive income consistent with the presentation requirements in effect before Update 2011-05. All other requirements in Update 2011-05 are not affected by this Update, including the requirement to report comprehensive income either in a single continuous financial statement or in two separate but consecutive financial statements. Public entities should apply these requirements for fiscal years, and interim periods within those years, beginning after December 15, 2011. Nonpublic entities should begin applying these requirements for fiscal years ending after December 15, 2012, and interim and annual periods thereafter. The Company has provided the necessary disclosure in the Consolidated Statement of Comprehensive Income.

Stock Compensation Plans

The Company maintains a stock option plan for key officers and non-employee directors. There were no options granted in the first three months of 2012 or 2011. On April 22, 2010 the Company adopted the 2010 Equity Incentive Plan in order to issue options in future periods. There were no grants issued under this plan in 2012.

For the three months ended March 31, 2012, the following was expensed as compensation expense relating to share-based compensation (in thousands):

	Directors	Officers	Total
Stock options	$8	$8	$16
Restricted Stock	$30	$31	$61

For the first three months of 2012, the Company recognized $77 of compensation expense for stock options and restricted stock awards granted on September 21, 2011 through the 2010 Plan. This expense was unmatched for the first three months of 2011 as all outstanding options granted prior to the 2011 grant were vested at January 1, 2006.

As of March 31, 2012, the following is unrecognized compensation expense (in thousands):

	Directors	Officers	Total
Stock options	$44	$135	$179
Restricted stock	$173	$541	$714

A summary of the Company’s stock award activity for the three months ended March 31 is as follows:

	For the three months ended March 31,
		Weighted-		Weighted-
		Average		Average
		Exercise		Exercise
	2012	Price	2011	Price

Stock options:
Outstanding, beginning of year	101,414	$35.06	28,342	$35.18
Granted	-	-	-	-
Exercised	-	-	-	-
Forfeited	-	-	-	-

Outstanding, end of year	101,414	$35.06	28,342	$35.18

Exercisable at March 31,	26,914	$35.24	28,342	$35.18

Restricted stock awards:
Nonvested, beginning of year	24,460	$35.00
Granted	-	-
Exercised	-	-
Forfeited	-	-

Nonvested, March 31,	24,460	$35.00

Total intrinsic value of restricted shares granted		$892,790

The following table summarizes characteristics of stock options outstanding at March 31, 2012:

	Outstanding			Exercisable

		Average	Average		Average
Exercise		Remaining	Exercise		Exercise
Price	Shares	Life	Price	Shares	Price

$32.55	2,000	1.60	$32.55	2,000	$32.55
$34.00	6,284	3.71	$34.00	6,284	$34.00
$35.00	74,500	9.48	$35.00	-	$-
$35.95	18,630	3.48	$35.95	18,630	$35.95

Total	101,414		Total	26,914

NOTE 2 – EARNINGS PER SHARE

There are no convertible securities which would affect the numerator in calculating basic and diluted earnings per share; therefore, net income as presented on the Consolidated Statement of Income (unaudited) will be used as the numerator. The following table sets forth the composition of the weighted-average common shares (denominator) used in the basic and diluted earnings per share computation:

	Three months ended March 31,
	2012	2011
Weighted average common stock outstanding	1,653,746	1,652,318
Average treasury stock	(54,100)	(54,100)
Weighted average common stock and common stock equivalents used to calculate basic earnings per share	1,599,646	1,598,218
Additional common stock equivalents (stock options) used to calculate diluted earnings per share	328	2,034
Weighted average common stock and common stock equivalents used to calculate diluted earnings per share	1,599,974	1,600,252

Options to purchase 93,130 shares of common stock at a price greater than the current market value were outstanding at March 31, 2012 but were not included in the computation of diluted earnings per share because to do so would have been antidilutive. There were no options outstanding at March 31, 2011 which would have an antidilutive effect on the earnings per share calculation.

NOTE 3 – INVESTMENTS

The amortized cost and estimated market value of investment securities are summarized as follows (in thousands):

	March 31, 2012
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
AVAILABLE FOR SALE
U.S. government agencies	$10,619	$202	$(10)	$10,811
Mortgage-backed securities of government - sponsored entities	26,212	542	(16)	26,738
Collateralized mortgage obligations of government - sponsored entities	4,863	12	(35)	4,840
Obligations of states and political subdivisions:
Taxable	1,439	141	-	1,580
Tax-exempt	30,951	1,227	-	32,178
Corporate securities	4,935	379	-	5,314
Commercial paper	5,497	-	-	5,497
Total debt securities	84,516	2,503	(61)	86,958

Equity securities of financial institutions	461	107	(29)	539
Total	$84,977	$2,610	$(90)	$87,497

	December 31, 2011
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
AVAILABLE FOR SALE
U.S. government agencies	$10,999	$195	$(3)	$11,191
Mortgage-backed securities of government - sponsored entities	28,119	499	(40)	28,578
Collateralized mortgage obligations of government - sponsored entities	5,233	7	(65)	5,175
Obligations of states and political subdivisions:
Taxable	1,440	142	-	1,582
Tax-exempt	31,085	1,425	(2)	32,508
Corporate securities	3,686	400	(4)	4,082
Commercial paper	11,998	-	-	11,998
Total debt securities	92,560	2,668	(114)	95,114

Equity securities of financial institutions	489	62	(46)	505
Total	$93,049	$2,730	$(160)	$95,619

The following table shows the Company’s fair value and gross unrealized losses, aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position (in thousands):

	March 31, 2012
	Less than Twelve Months		Twelve Months or Greater		Total
	Estimated	Gross	Estimated	Gross	Estimated	Gross
	Market	Unrealized	Market	Unrealized	Market	Unrealized
	Value	Losses	Value	Losses	Value	Losses

U.S. Government agencies	$992	$8	$735	$2	$1,727	$10
Mortgage-backed securities of government - sponsored entities	2,881	8	942	8	3,823	16
Collateralized mortgage obligations of government - sponsored entities	3,395	35	-	-	3,395	35
Total debt securities	7,268	51	1,677	10	8,945	61

Equity securities of financial institutions	48	4	68	25	116	29
Total	$7,316	$55	$1,745	$35	$9,061	$90

	December 31, 2011
	Less than Twelve Months		Twelve Months or Greater		Total
	Estimated	Gross	Estimated	Gross	Estimated	Gross
	Market	Unrealized	Market	Unrealized	Market	Unrealized
	Value	Losses	Value	Losses	Value	Losses

U.S. Government agencies	$348	$2	$456	$1	$804	$3
Mortgage-backed securities of government - sponsored entities	5,678	25	1,407	15	7,085	40
Collateralized mortgage obligations of government - sponsored entities	4,685	65	-	-	4,685	65
Obligations of states and political subdivisions	-	-	300	2	300	2
Corporate securities	236	4	-	-	236	4
Total debt securities	10,947	96	2,163	18	13,110	114

Equity securities of financial institutions	106	12	96	34	202	46
Total	$11,053	$108	$2,259	$52	$13,312	$160

The Company reviews its position quarterly and has asserted that at March 31, 2012, the declines outlined in the above tables represent temporary declines and the Company does not intend to sell and does not believe they will be required to sell these securities before recovery of their cost basis, which may be at maturity. There were 19 and 29 positions that were temporarily impaired at March 31, 2012 and December 31, 2011, respectively. The Company has concluded that the unrealized losses disclosed above are not other than temporary, but are the result of interest rate changes, sector credit ratings changes or company-specific ratings changes that are not expected to result in the non-collection of principal and interest during the period in consideration for debt securities. Determination of other than temporary losses in the financial services equity portfolio includes consideration of the length of time in a loss position, analysis of the capital structure of the entity and review of publicly available regulatory actions and published financial reports.

The Company received proceeds of $826 and recorded a gain of $69 in 2012 from calls or sales of securities. The Company received proceeds of $22 and booked a gain of $1 and a loss of $3 in conjunction with sale and merger activity in the first quarter of 2011.

The amortized cost and estimated market value of debt securities at March 31, 2012, by contractual maturity, are shown below. Expected maturities of mortgage-backed securities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepay penalties (in thousands):

	Available for Sale

	Amortized	Fair
	Cost	Value
Due in one year or less	$17,274	$17,422
Due after one year through five years	27,997	28,583
Due after five years through ten years	22,047	23,071
Due after ten years	17,198	17,882
Total debt securities	$84,516	$86,958

NOTE 4 – LOANS

Major classifications of loans at March 31, 2012 and December 31, 2011 are as follows (in thousands):

	March 31, 2012	December 31, 2011
Loans secured by real estate:
Construction and development	$14,894	$14,571
Secured by farmland	3,648	3,585
Secured by 1-4 family residential properties:
Revolving, open-end loans	11,206	11,215
All other 1-4 family	86,313	87,088
Secured by non-farm, non-residential properties	274,111	269,248

Commercial and industrial loans	48,205	45,312

Loans to individuals for household, family and other personal expenditures:
Ready credit loans	473	494
Other consumer loans	8,901	9,327

Other loans:
Agricultural loans	1,172	955
All other loans	5,429	5,459
Total loans	$454,352	$447,254

NOTE 5 – ALLOWANCE FOR LOAN LOSSES

The total allowance reflects management's estimate of loan losses inherent in the loan portfolio at the balance sheet date. The Company considers the allowance for loan losses adequate to cover loan losses inherent in the loan portfolio. The following tables present by portfolio segment, the activity in the allowance for loan losses for the three months ended March 31, 2012 and March 31, 2011 (in thousands):

	March 31, 2012

		Construction &	Commercial		Residential
	Commercial	Development	Real Estate	Consumer	Real Estate	Total
Allowance for loan losses:
Beginning balance	$614	$283	$4,900	$201	$1,177	$7,175
Charge-offs	(14)	-	(27)	(46)	(77)	(163)
Recoveries	-	-	-	15	1	16
Provision	(88)	6	1,983	(16)	(94)	1,792
Ending balance	$512	$289	$6,857	$156	$1,006	$8,818

	March 31, 2011

		Construction &	Commercial		Residential
	Commercial	Development	Real Estate	Consumer	Real Estate	Total
Allowance for loan losses:
Beginning balance	$634	$223	$5,719	$194	$971	$7,741
Charge-offs	(250)	-	(746)	(70)	-	(1,066)
Recoveries	-	-	-	14	1	15
Provision	230	60	(73)	63	205	485
Ending balance	$614	$283	$4,900	$201	$1,177	$7,175

The following tables summarize the allowance for loan losses on the basis of the Company’s impairment method as of March 31, 2012 and December 31, 2011 (in thousands):

	March 31, 2012
Ending allowance balance:
Loans individually evaluated for impairment	$-	$-	$3,848	$-	$-	$3,848

Loans collectively evaluated for impairment	512	289	3,008	156	1,006	4,970
Total	$512	$289	$6,857	$156	$1,006	$8,818

Ending loan balance:
Loans individually evaluated for impairment	$-	$1,082	$18,697	$-	$640	$20,419

Loans collectively evaluated for impairment	54,806	13,812	259,062	9,374	96,879	433,933
Total	$54,806	$14,894	$277,759	$9,374	$97,519	$454,352

	December 31, 2011
Ending allowance balance:
Loans individually evaluated for impairment	$-	$-	$3,626	$-	$-	$3,626

Loans collectively evaluated for impairment	474	283	2,799	158	976	$4,690
Total	$474	$283	$6,425	$158	$976	$8,316

Ending loan balance:
Loans individually evaluated for impairment	$-	$1,105	$16,041	$-	$276	$17,422

Loans collectively evaluated for impairment	51,726	13,466	256,792	9,821	98,027	429,832
Total	$51,726	$14,571	$272,833	$9,821	$98,303	$447,254

Credit Quality Information

The following tables represent credit exposures by assigned grades as of March 31, 2012 and December 31, 2011. The grading analysis estimates the capability of the borrower to repay the contractual obligations of the loan agreements as scheduled or at all. The Company's internal credit risk grading system is based on experiences with similarly graded loans.

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

Loans are graded by either independent loan review or internal review. Internally reviewed loans were assigned a risk weighting by the loan officer and approved by the loan committee, but have not undergone a formal loan review by an independent party. These loans are typically smaller dollar balances that have not experienced delinquency issues. Balances include gross loan value before unearned income and excluding overdrafts as of March 31, 2012 and December 31, 2011 (in thousands):

	March 31, 2012

		Construction &	Commercial		Residential
	Commercial	Development	Real Estate	Consumer	Real Estate	Total
Loans Independently Reviewed:
Pass	$20,826	$1,914	$156,548	$50	$7,808	$187,146
Special Mention	413	1,362	7,617	54	582	10,028
Substandard	2,649	3,508	36,188	30	2,517	44,892
Doubtful	17	-	-	-	-	17
Loss	-	-	-	-	-	-

Total	$23,905	$6,784	$200,353	$134	$10,907	$242,083

Loans Internally Reviewed:
Pass	$30,751	$8,116	$79,300	$9,240	$88,532	$215,939
Special Mention	-	-	-	-	-	-
Substandard	-	-	-	-	-	-
Doubtful	-	-	-	-	-	-
Loss	-	-	-	-	-	-

Total	$30,751	$8,116	$79,300	$9,240	$88,532	$215,939

	December 31, 2011

		Construction &	Commercial		Residential
	Commercial	Development	Real Estate	Consumer	Real Estate	Total
Loans Independently Reviewed:
Pass	$20,136	$1,914	$158,723	$57	$8,172	$189,002
Special Mention	417	1,635	9,021	57	618	11,749
Substandard	2,660	3,531	34,192	50	2,389	42,822
Doubtful	17	-	-	-	-	17
Loss	-	-	-	-	-	-

Total	$23,230	$7,080	$201,936	$164	$11,179	$243,589

Loans Internally Reviewed:
Pass	$28,365	$7,502	$71,850	$9,660	$87,318	$204,695
Special Mention	-	-	-	-	-	-
Substandard	-	-	-	-	-	-
Doubtful	-	-	-	-	-	-
Loss	-	-	-	-	-	-

Total	$28,365	$7,502	$71,850	$9,660	$87,318	$204,695

Age Analysis of Past Due Loans by Class

The following is a table which includes an aging analysis of the recorded investment of past due loans as of March 31, 2012 and December 31, 2011 including loans which are in nonaccrual status (in thousands):

	March 31, 2012

							Recorded
							Investment >
	30-59 Days	60-89 Days	90 Days	Total Past		Total	90 Days and
	Past Due	Past Due	Or Greater	Due	Current	Loans	Accruing

Commercial	$1,362	$186	$292	$1,840	$52,966	$54,806	$-
Construction and development	7	-	-	7	14,887	14,894	-
Commercial real estate	463	706	6,321	7,490	270,269	277,759	411
Consumer	154	3	-	157	9,217	9,374	-
Residential real estate	669	167	906	1,742	95,777	97,519	13

Total	$2,655	$1,062	$7,519	$11,236	$443,116	$454,352	$424

	December 31, 2011

							Recorded
							Investment >
	30-59 Days	60-89 Days	90 Days	Total Past		Total	90 Days and
	Past Due	Past Due	Or Greater	Due	Current	Loans	Accruing

Commercial	$248	$214	$200	$662	$51,064	$51,726	$163
Construction and development	-	-	-	-	14,571	14,571	-
Commercial real estate	175	1,611	4,526	6,312	266,521	272,833	346
Consumer	180	32	35	247	9,574	9,821	2
Residential real estate	790	191	695	1,676	96,627	98,303	40

Total	$1,393	$2,048	$5,456	$8,897	$438,357	$447,254	$551

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

The following tables include the recorded investment and unpaid principal balances for impaired loans with the associated allowance amount, if applicable, as of March 31, 2012 and December 31, 2011 (in thousands):

	March 31, 2012

		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
	Investment	Balance	Allowance	Investment	Recognized

With no related allowance recorded:
Construction and development	$1,082	$1,082	$-	$1,093	$-
Commercial real estate	8,598	9,517	-	6,777	45
Residential real estate	640	640	-	490	-

With an allowance recorded:
Commercial real estate	10,099	10,099	3,848	9,890	-

Total:	$20,419	$21,338	$3,848	$18,250	$45

	December 31, 2011

		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
	Investment	Balance	Allowance	Investment	Recognized

With no related allowance recorded:
Construction and development	$1,105	$1,105	$-	$356	$-
Commercial real estate	6,364	7,314	-	882	-
Residential real estate	276	276	-	64	-

With an allowance recorded:
Commercial real estate	9,677	9,677	3,626	7,529	-

Total:	$17,422	$18,372	$3,626	$8,831	$-

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

In the following table are loans, presented by class, on nonaccrual status as of March 31, 2012 and December 31, 2011 (in thousands):

	March 31, 2012	December 31, 2011

Commercial	$319	$38
Construction and development	1,082	1,105
Commercial real estate	13,343	11,669
Consumer	30	48
Residential real estate	1,159	655

Total	$15,933	$13,515

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

The following is a description of the valuation methodologies the Company uses for financial instruments recorded at fair value on either a recurring or nonrecurring basis:

Securities Available for Sale

Securities available for sale consists of both debt and equity securities. These securities are recorded at fair value on a recurring basis. At March 31, 2012 and December 31, 2011, all of these securities used valuation methodologies involving market based or market derived information, collectively Level I and Level II measurements, to measure fair value.

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

The following tables present the assets reported on the consolidated statements of financial condition at their fair value as of March 31, 2012 and December 31, 2011 by level within the fair value hierarchy. As required by ASC 820, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement (in thousands).

	March 31, 2012
	Level I	Level II	Level III	Total
Assets:
U.S. government agencies	$-	$10,811	$-	$10,811
Mortgage-backed securities of government - sponsored entities	-	26,738	-	26,738
Collateralized mortgage obligations of government - sponsored entities	-	4,840	-	4,840
Obligations of states and political subdivisions:
Taxable	-	1,580	-	1,580
Tax-exempt	-	32,178	-	32,178
Corporate securities	-	5,314	-	5,314
Commercial paper	5,497	-	-	5,497
Total debt securities	5,497	81,461	-	86,958
Equity securities of financial institutions	539	-	-	539
Total	$6,036	$81,461	$-	$87,497

	December 31, 2011
	Level I	Level II	Level III	Total
Assets:
U.S. government agencies	$-	$11,191	$-	$11,191
Mortgage-backed securities of government - sponsored entities	-	28,578	-	28,578
Collateralized mortgage obligations of government - sponsored entities	-	5,175	-	5,175
Obligations of states and political subdivisions:
Taxable	-	1,582	-	1,582
Tax-exempt	-	32,508	-	32,508
Corporate securities	-	4,082	-	4,082
Commercial paper	11,998	-	-	11,998
Total debt securities	11,998	83,116	-	95,114
Equity securities of financial institutions	505	-	-	505
Total	$12,503	$83,116	$-	$95,619

The following table presents the assets measured on a nonrecurring basis on the consolidated statements of financial condition at their fair value as of March 31, 2012 and December 31, 2011, by level within the fair value hierarchy. Impaired loans that are collateral dependent are written down to fair value through the establishment of specific reserves. Techniques used to value the collateral that secure the impaired loan include: quoted market prices for identical assets classified as Level I inputs; observable inputs, employed by certified appraisers, for similar assets classified as Level II inputs. For mortgage servicing rights, the fair value is estimated by discounting future cash flows using current market inputs at which loans with similar terms and qualities would be made to borrowers of similar credit quality. In cases where valuation techniques included inputs that are unobservable and are based on estimates and assumptions developed by management based on the best information available under each circumstance, the asset valuation is classified as Level III inputs (in thousands).

	March 31, 2012
	Level I	Level II	Level III	Total
Assets measured on a nonrecurring basis:

Impaired loans	$-	$-	$15,651	$15,651
Other real estate owned	$-	$-	$2,747	$2,747
Mortgage servicing rights	$-	$-	$528	$528

	December 31, 2011
	Level I	Level II	Level III	Total
Assets measured on a nonrecurring basis:

Impaired loans	$-	$-	$13,796	$13,796
Other real estate owned	$673	$-	$2,794	$3,467
Mortgage servicing rights	$-	$-	$540	$540

The following table provides information describing the valuation processes used to determine nonrecurring fair value measurements categorized within Level III of the fair value hierarchy (in thousands).

	Fair Value	Valuation Technique	Unobservable Input	Range
Impaired loans	$15,651	Property appraisals	Management discount for property type and recent market volatility	10%-30% discount
		Discounted cash flows	Market rates	3.75%
Other real estate owned	$2,747	Property appraisals	Management discount for property type and recent market volatility	10%-30% discount
Mortgage servicing rights	$528	Discounted cash flows	Computer pricing model with estimated prepayment speeds	4.9-22.0 CPR

NOTE 7 – FAIR VALUE DISCLOSURE

The estimated fair values of the Company’s financial instruments are as follows (in thousands):

	March 31, 2012
	Carrying Value	Level I	Level II	Level III	Total Fair Value

Cash and cash equivalents	$11,076	$11,076	$-	$-	$11,076
Mortgage loans held for sale	1,714	-	1,714	-	1,714
Investment securities	87,497	6,036	81,461	-	87,497
Fixed annuity	1,592	1,592	-	-	1,592
Net loans	445,534	-	467,594	-	467,594
Accrued interest receivable	1,839	1,839	-	-	1,839
Regulatory stock	2,084	2,084	-	-	2,084
Bank-owned life insurance	10,150	10,150	-	-	10,150
Mortgage servicing rights	528	-	-	528	528

Deposits	$475,765	$-	$-	$478,274	$478,274
Short-term borrowings	28,205	-	28,223	-	28,223
Other borrowed funds	17,121	-	18,530	-	18,530
Accrued interest payable	575	575	-	-	575

	December 31, 2011
	Carrying Value	Fair Value
Financial Assets:
Cash and cash equivalents	$9,923	$9,923
Mortgage loans held for sale	-	-
Investment securities	95,619	95,619
Fixed annuity	1,581	1,581
Net loans	438,938	460,705
Accrued interest receivable	1,805	1,805
Regulatory stock	2,180	2,180
Bank-owned life insurance	10,060	10,060
Mortgage servicing rights	540	540

Financial liabilities:
Deposits	$484,284	$486,913
Short-term borrowings	20,686	20,685
Other borrowed funds	17,618	19,171
Accrued interest payable	542	542

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

Net Loans and Mortgage Loans Held for Sale

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

Financial Condition

Total assets of $582,946,000 at March 31, 2012 were $1,052,000 or .2% greater than balances at December 31, 2011.

Total cash and cash equivalents increased $1,153,000 or 11.6%, primarily due to an increase of $1,333,000 or 29.1% in interest-bearing deposits in other banks. We maintain cash in this liquid asset class in order to fund loans and settle investment security purchases in the upcoming quarter.

Mortgage loans held for sale were $1,714,000 at March 31, 2012 with no corresponding balance at the end of 2011. We are seeing an increase in the number of residential mortgage loans granted to refinance existing mortgages. Residential mortgage interest rates are now at or near the lowest historical levels resulting in the number of applications increasing significantly during the first quarter of 2012.

Investment securities available for sale declined $8,122,000 or 8.5% from balances at December 31, 2011. Management did not reinvest $6,500,000 in commercial paper maturities during the quarter in order to fund loans. We have invested in commercial paper as they are liquid assets available to use in funding loans and earn interest at a slightly better rate than by keeping those funds in interest-bearing deposit accounts. Calls and maturities of other securities, mainly U.S. government agency bonds, combined with principal payments of mortgage-backed securities were the other events that added to the decline in the investment portfolio.

Total loans increased $7,098,000 or 1.6% during the first quarter of 2012. Commercial real estate loans increased $4,863,000 or 1.8% over balances at the end of 2011 with loans granted to a variety of commercial borrowers. We continued to accommodate the needs of customers in the children’s summer camp industry while granting loans to borrowers in a variety of other industries. The largest dollars of these loans were granted to customers in the hospitality, retail sales and multi-unit housing industries along with numerous smaller dollar credits to borrowers in other businesses. Commercial loans increased $2,893,000 or 6.4%. Loans were primarily granted to customers in the industrial construction industry who are well established within this sector and who have a long term relationship with the bank.

Other real estate owned declined by $720,000 or 20.8% with the sale of a restaurant property in the amount of $674,000 along with an adjustment of $46,000 in the market value of another restaurant property. We did not add any additional properties in the first quarter and continue to aggressively market the remaining commercial properties.

Other assets increased $545,000 or 5.0% due to a number of changes in various accounts, the largest resulting from prepayment of Pennsylvania shares tax, which had a balance of $286,000 at March 31, 2012. Deferred tax assets increased $318,000 during the quarter and we invested $178,000 in a limited partnership that will generate federal low-income housing credits. Offsetting those increases were smaller changes in several other categories of other assets.

Total deposits declined $8,519,000 or 1.8% during the first quarter of 2012. Noninterest-bearing deposits decreased $1,193,000 or 2.3%. Several customers who had large balances in their checking accounts at the end of 2011 drew down their balances during the first quarter of 2012. Some of those funds were transferred to repurchase accounts during the quarter. At the same time, interest-bearing deposits declined $7,326,000 or 1.7%. Certificates of deposit decreased $10,151,000 or 3.8% from year end balances due primarily to maturity of approximately $14,500,000 in municipal tax deposits, which is typical for this time of year. These customers collect tax deposits during the spring or fall of the year, typically purchasing certificates of deposit that mature in line with their cash requirements over the course of their next fiscal year. As an additional source of liquidity, the Bank participates in the Certificate of Deposit Account Registry Service and utilized this relationship to generate an increase of $2,702,000 of certificates of deposit at a favorable interest rate. Other customers make use of relationship pricing, receiving preferred pricing on certificates of deposit because they maintain a checking account meeting specified requirements. Balances of savings accounts increased $1,988,000 or 4.6% and money market accounts increased $1,187,000 or 1.8% with customers utilizing these liquid types of deposit accounts.

Short term borrowings increased $7,519,000 or 36.3% during the first three months of 2012. This increase is related to larger balances of existing repurchase accounts combined with adding three new customer accounts. Customers in the children’s summer camping industry receive the majority of tuition payments in the first quarter of the year, with those balances used throughout the upcoming summer camping season.

Stockholders’ equity increased $1,028,000 or 1.9% during the first quarter of 2012. Net income of $1,569,000 was offset by dividends declared of $585,000. Recognizing the costs associated with stock grants in the fall of 2011 added $77,000 to capital surplus while a slight decline in the market value of available for sale investments resulted in a decline of $33,000 or 1.9% in that account. Regulatory capital ratios remain strong with 12.6% total risk-based capital, 11.3% Tier I capital and a Tier I leverage ratio of 9.5%. The regulatory minimums to be well capitalized for these ratios are 10.0%, 6.0% and 5.0%, respectively.

Results of Operations

Comparison of the three months ended March 31, 2011 and 2010

The Company reported net income of $1,569,000 for the quarter ended March 31, 2012, representing an increase of $299,000 or 23.5% over the first quarter of 2011. Net interest income, the largest portion of income, was $5,200,000 for the first quarter of 2012, an increase of $552,000 or 11.9% greater than recorded for the same period in 2011.

Total interest income increased $309,000 or 5.1% for the first quarter of 2012 compared to 2011. Interest and fees earned on loans increased $252,000 or 4.6% in this quarter compared to a year earlier. The average balance of the loan portfolio increased by $27,803,000 or 6.8% while the average interest rate earned showed a slight decline of .16%, earning 5.08% for the first quarter of 2012. Interest rate declines on variable interest rate loans have slowed significantly as compared to previous periods. We have implemented interest rate floors on new financing and on renewal of most lines of credit. Interest earned would have been $185,000 greater in 2012 and $76,000 in 2011 if loans in nonaccrual status were performing.

Interest earned on taxable investments increased $34,000 or 11.7% in 2012 as compared to a year earlier. The average balance of these investments increased $4,402,000 or 8.5% during the first quarter of 2012 as compared to the same period last year while the average tax equivalent interest rate earned on the portfolio in 2012 increased 5 basis points over interest earned for the first quarter of 2011. In the current low interest rate environment, we have looked to invest in multiple types of bonds in order to diversify the portfolio and attain the best return on each investment. We have added bonds that have a stated interest rate above current market rates, paying premiums on the bonds, believing that these purchases will maintain a greater market value as interest rates increase in future periods.

Interest expense declined $243,000 or 17.6% for the first quarter of 2012 as compared to the same period of 2011. The greatest decline was for interest paid on deposits, declining $206,000 or 18.1%. Interest paid on certificates of deposit declined $187,000 even though the average balance increased $10,345,000 or 4.1%. The average rate paid for certificates of deposit declined 36 basis points in the first quarter of 2012 compared to a year earlier as higher rate certificates were replaced with current lower priced products. The average balance in all categories of deposits increased in the current period over a year earlier while the average interest rate paid on deposits declined slightly for each product. Total average interest-bearing deposits increased $21,157,000 or 5.2% in 2012 over balances for the first quarter of 2011 while the average interest rate paid was .87%, a decline of .26% from balances paid in the same period of 2011.

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

Provision for loan loss expense was $225,000 or 52.9% greater in the first quarter of 2012 than in the same quarter of 2011. Growth in the loan portfolio, negative changes in loan quality based on our loan rating system and stagnating economic indicators resulted in our analysis indicating higher provision expense in 2012 as compared to 2011. We continue to monitor the allowance for loan losses based on our analysis and believe that the allowance for loan losses balance is adequate.

Total noninterest income increased $63,000 or 6.6% in the first quarter of 2012 as compared to the same quarter of 2011. The primary drivers of this increase were in gains on sales and calls of investment securities which was $69,000 in 2012 compared to a loss of $2,000 in 2011 along with an increase of $57,000 in gains on loans held for sale. As residential mortgage interest rates decline, we are receiving a greater number of applications, mainly to refinance existing mortgages. We generally sell residential mortgages in order to manage interest rate risk, and have been successful in selling those loans at gains. Service charge on deposit accounts declined $36,000 or 13.3% from income a year earlier. We believe that our customers have increased their diligence in monitoring their checking account balances in order to avoid service charges on their accounts. Income generated from the wealth management department declined $34,000 or 18.8% with the timing of income recognition a little slower in 2012 than the previous year.

Salaries and employee benefits increased $150,000 or 8.4% in the first quarter of 2012 as compared to 2011. Wages increased $64,000 or 5.2% in 2012 compared to 2011 due to annual salary increases, bonuses awarded for promotions, and a transition in the composition of our staff that increased the number of officers who are paid at a higher level. Health insurance costs increased $23,000 or 10.5% due to an increase in the premiums and greater health reimbursement costs. Employees are given specific areas for profit improvement each year upon which incentives are based, with closer attainment of those goals for the first quarter of 2012, that accrual was $13,000 or 37.7% greater in 2012 than in the same quarter of the previous year. Costs associated with grants in September 2011 of restricted stock and stock options to officers were $38,000 in 2012. There were no similar costs in the first quarter of 2011. Small variances in other employment costs accounted for the remaining change in expense.

Professional fees decreased $145,000 or 46.8% during the first quarter of 2012 as compared to the same period in 2011. In the first quarter of 2011 we incurred greater fees related to nonperforming loans than in the current year.

Federal income taxes increased $136,000 or 43.9% in the first quarter of 2012 compared to a year earlier due to both an increase of 27.5% in net income before income taxes and changes in the composition between tax exempt and taxable income.

Liquidity and Cash Flows

To ensure that the Company can satisfy customer credit needs for current and future commitments and deposit withdrawal requirements, we manage the liquidity position by ensuring that there are adequate short-term funding sources available for those needs. Liquid assets consist of cash and due from banks, interest-bearing deposits with other banks, mortgage loans held for sale and investment securities maturing in one year or less. The following table shows these liquidity sources, minus short-term borrowings, as of March 31, 2012 compared to December 31, 2011:

	March 31,	December 31,
	2012	2011
( in thousands)
Cash and due from banks	$5,168	$5,348
Interest-bearing deposits with other banks	5,908	4,575
Mortgage loans held for sale	1,714	-
Investment securities maturing in one year or less, including scheduled principal reductions	17,099	21,884
	29,889	31,807
Less short-term borrowings	28,205	20,686
Net liquidity position	$1,684	$11,121

As a percent of total assets	0.3%	1.9%

To enhance liquidity, the Bank has the ability to borrow from the Federal Home Loan Bank of Pittsburgh with the maximum borrowing capacity at March 31, 2012 of $188 million with an available balance of $157 million. Other sources of liquidity are cash flows from regularly scheduled payments and prepayments of loans, sales or maturities in the investment portfolio, sales of residential mortgages in the secondary market, operating income, deposit growth and access to lines of credit with correspondent banks. The Consolidated Statement of Cash Flows specifically details the contribution of each source.

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

Risk Elements

The table below presents information concerning nonperforming assets including nonaccrual loans and loans 90 days or more past due at March 31, 2012 and December 31, 2011. A loan is classified as nonaccrual when, in the opinion of management, there are doubts about collectability of interest and principal. At the time the accrual of interest is discontinued, future income is recognized only when cash is received.

	March 31, 2012
(in thousands)	Past due 90 days or more and accruing	Nonaccrual
Real estate-construction loans	$-	$1,082
Real estate-mortgage loans	424	14,502
Commercial and industrial loans	-	319
Installment loans to individuals	-	30
Other loans	-	-
Total	$424	$15,933

	December 31, 2011
(in thousands)	Past due 90 days or more and accruing	Nonaccrual
Real estate-construction loans	$-	$1,105
Real estate-mortgage loans	386	12,324
Commercial and industrial loans	163	38
Installment loans to individuals	2	48
Other loans	-	-
Total	$551	$13,515

Interest income of $185,000 in the first quarter of 2012 and $76,000 in the same period of 2011 would have been recognized on nonaccrual loans if they had been performing in accordance with their original terms. The Company did not recognize any interest income on loans in nonaccrual status during 2012 but did recognize $78,000 of interest income in the first quarter of 2011.

Management believes the level of the allowance for loan losses at March 31, 2012 is adequate to cover probable losses inherent in the loan portfolio. The relationship between the allowance for loan losses and outstanding loans is a function of the credit quality and known risk attributed to the loan portfolio. The on-going loan review program, along with management analysis, is used to determine the adequacy of the allowance for loan losses.

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

Statement of Interest Sensitivity Gap

March 31, 2011

	90 days	>90 days	1 - 5
	or less	but < 1 year	years	>5 years	Total
Assets:
Interest-bearing deposits in other banks and federal funds sold	$5,908	$-	$-	$-	$5,908
Mortgage loans held for sale	1,714	-	-	-	1,714
Investment securities available for sale (5)	17,022	7,061	28,394	35,020	87,497
Fixed annuity investment	-	-	1,592	-	1,592
Loans (1) (4)	89,542	99,863	92,853	157,196	439,454

Rate sensitive assets	$114,186	$106,924	$122,839	$192,216	$536,165

Liabilities:
Interest-bearing deposits:
Interest-bearing demand (2)	$4,321	$13,505	$36,192	$-	$54,018
Money market (3)	11,423	33,599	22,175	-	67,197
Savings (2)	3,634	11,357	30,435	-	45,426
Time deposits	58,961	116,293	82,846	-	258,100
Short-term borrowings	27,205	1,000	-	-	28,205
Other borrowings (6)	502	3,041	5,410	8,168	17,121

Rate sensitive liabilities	$106,046	$178,795	$177,058	$8,168	$470,067

Interest sensitivity gap	$8,140	$(71,871)	$(54,219)	$184,048	$66,098
Cumulative gap	$8,140	$(63,731)	$(117,950)	$66,098
Cumulative gap to total assets	1.40%	(10.93)%	(20.23)%	11.34%

(1)	Loans are included in the earlier period in which interest rates are next scheduled to adjust or in which they are due. No adjustment has been made for scheduled repayments or for anticipated prepayments.
(2)	Interest-bearing demand deposits and savings are segmented based on the percentage of decay method. The decay rates used include "90 days or less" 8%, " >90 days but <1 year" 25% and "1-5 years" 67%.
(3)	Money market deposits are segmented based on the percentage of decay method. The decay rates used include "90 days or less" 17%, ">90 days but < 1 year" 50% and "1-5 years" 33%.
(4)	Does not include loans in nonaccrual status, deposit overdrafts, unposted items or deferred fees on loans.
(5)	Variable interest rate investments are included in the period in which interest rates are next scheduled to adjust, while fixed interest rate investments are included in each period according to the contractual repayment schedule.
(6)	Borrowings are included in each period according to the contractual repayment schedule.

As this report shows, the Company was liability sensitive in the one year period at March 31, 2012 with many of the higher costing liabilities maturing or repricing before assets in this timeframe. Those liabilities should continue to reprice at lower rates. Customers are using our one year certificate of deposit account more often than any other type deposit account, be believe that they want flexibility when interest rates increase and will extend the time when that happens. When interest rates increase in the future, our variable interest rate loans will reprice upward.

The second report used to monitor interest rate risk is the Analysis of Sensitivity to Changes in Market Interest Rates. This tool attempts to determine the effect on income of various shifts in the interest rate environment. We have presented this analysis for six different scenarios, a change in rates of plus and minus 100, 200 or 300 basis points in order to offer a more in-depth analysis. This report indicates that our greatest risk would if interest rates increase immediately by 300 basis points. Given that scenario, net interest income would decline $1,138,000 or 5.07% while net income would decline $722,000 or 10.85%. The largest change would be in the economic value of equity, or the present value of equity, which shows a decline of $13,162,000 or 18.82%. All of the results of changes in market interest rates are within our policy guidelines. If the results were not tolerable, our policy would determine that management should reallocate the balance sheet in order to maintain compliance with the policy.

ANALYSIS OF SENSITIVITY TO CHANGES IN MARKET INTEREST RATES

(amounts in thousands)	100 basis points
	Up		Down
	Amount	%	Amount	%
Net interest income	$(578)	-2.58%	$520	2.32%
Net income	$(363)	-5.45%	$324	4.87%
EVE	$(6,533)	-9.34%	$9,867	14.11%

	200 basis points
	Up		Down
	Amount	%	Amount	%
Net interest income	$(836)	-3.72%	$(179)	-0.80%
Net income	$(524)	-7.87%	$(156)	-2.35%
EVE	$(8,542)	-12.21%	$18,246	26.09%

	300 basis points
	Up		Down
	Amount	%	Amount	%
Net interest income	$(1,138)	-5.07%	$(788)	-3.51%
Net income	$(722)	-10.85%	$(578)	-8.68%
EVE	$(13,162)	-18.82%	$24,368	34.84%

CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

As of March 31, 2012 an evaluation was performed under the supervision and with the participation of the Company’s management, including the CEO and CFO, on the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the Company’s management, including the CEO and CFO, concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2012. There have been no significant changes in the Company’s internal controls over financial reporting or in other factors that could significantly affect internal controls during the quarter.

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

PART II - OTHER INFORMATION

Item 1	- Legal Proceedings

NONE

Item 1a.	- Risk Factors

There were no material changes to the risk factors described in Item 1a. of Dimeco’s Annual Report on Form 10K for the period ended December 31, 2011.

Item 2	- Unregistered Sales of Equity Securities and Use of Proceeds

Item 3	- Defaults upon Senior Securities

NONE

Item 4	- Mine Safety Disclosures

NONE

Item 5	- Other Information

NONE

Item 6	- Exhibits

Form 8K – Report on April 20, 2012 – News Release of Registrant

Form 8K – Report on April 30, 2012 – News Release of Registrant

Exhibit Number:

31.1	Certification Pursuant to 15 U.S.C. Section 10A, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2003
31.2	Certification Pursuant to 15 U.S.C. Section 10A, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2003
32	Certification Pursuant to 18 U.S.C. Section 1350
99	Report of Independent Registered Public Accounting Firm

The following exhibits are included in this Report or incorporated herein by reference:

3(i)	Articles of Incorporation of Dimeco, Inc.*

3(ii)	Amended Bylaws of Dimeco, Inc.****

10.1	2000 Independent Directors Stock Option Plan**

10.2	2000 Stock Incentive Plan***

10.3	Form of Salary Continuation Plan for Executive Officers****

10.4	2010 Equity Incentive Plan *****

*	Incorporated by reference to the Exhibit 3A to the Form S-4 (File No. 333-58936) filed with the Commission on February 26, 1993.
**	Incorporated by reference to Exhibit 99.1 to the Form S-8 (File No. 333-69420) filed with the Commission on September 14, 2002.
***	Incorporated by reference to Exhibit 99.1 to the Form S-8 (File No. 333-69416) filed with the Commission on September 14, 2002.
****	Incorporated by reference to identically numbered exhibit to the Registrant’s Form 8-K filed July 2, 2007.
*****	Incorporated by reference to Exhibit 10.1 to Form S -8 (File No. 333-169454) filed with the Commission on September 17, 2010.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused the report to be signed on its behalf by the undersigned, thereunto duly authorized.

DIMECO, INC.

Date: May 15, 2012	By:	/s/ Gary C. Beilman
Gary C. Beilman
President and Chief Executive Officer

Date: May 15, 2012	By:	/s/ Maureen H. Beilman
Maureen H. Beilman
Chief Financial Officer

-31-