Form 10-Q
period 2012-06-30
DIMECO INC
filed 2012-08-13
CIK 898037

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OF 15(D) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

or

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

Yes ☐ No ☒

As of July 25, 2012 the registrant had outstanding 1,599,646 shares of its common stock, par value $.50 share.

Dimeco, Inc.

INDEX

		Page
PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

	Consolidated Balance Sheet (unaudited) as of June 30, 2012 and December 31, 2011	3

	Consolidated Statement of Income (unaudited) for the three and six months ended June 30, 2012 and 2011	4

	Consolidated Statement of Comprehensive Income (unaudited) for the three and six months ended June 30, 2012 and 2011	5

	Consolidated Statement of Changes in Stockholders' Equity (unaudited) for the six months ended June 30, 2012	6

	Consolidated Statement of Cash Flows (unaudited) for the six months ended June 30, 2012 and 2011	7

	Notes to Consolidated Financial Statements (unaudited)	8 - 23

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	24 - 28

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	28 - 30

Item 4.	Controls and Procedures	30

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings	31

Item 1a.	Risk Factors	31

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	31

Item 3.	Defaults Upon Senior Securities	31

Item 4.	Mine Safety Disclosures	31

Item 5.	Other Information	31

Item 6.	Exhibits	31

SIGNATURES		32

Dimeco, Inc.

CONSOLIDATED BALANCE SHEET (unaudited)

(in thousands)	June 30, 2012	December 31, 2011
Assets
Cash and due from banks	$6,097	$5,348
Interest-bearing deposits in other banks	1,451	4,575
Total cash and cash equivalents	7,548	9,923

Investment securities available for sale	106,541	95,619

Loans	465,511	447,254
Less allowance for loan losses	9,144	8,316
Net loans	456,367	438,938

Premises and equipment	9,864	9,997
Accrued interest receivable	1,868	1,805
Bank-owned life insurance	10,241	10,060
Other real estate owned	3,264	3,467
Other assets	12,850	12,085
TOTAL ASSETS	$608,543	$581,894
Liabilities
Deposits :
Noninterest-bearing	$57,610	$52,217
Interest-bearing	440,653	432,067
Total deposits	498,263	484,284

Short-term borrowings	31,587	20,686
Other borrowed funds	16,619	17,618
Accrued interest payable	529	542
Other liabilities	4,069	3,664
TOTAL LIABILITIES	551,067	526,794

Stockholders' Equity
Common stock, $.50 par value; 5,000,000 shares authorized; 1,653,746 shares issued	827	827
Capital surplus	6,604	6,451
Retained earnings	50,274	48,193
Accumulated other comprehensive income	1,838	1,696
Treasury stock, at cost (54,100 shares)	(2,067)	(2,067)
TOTAL STOCKHOLDERS' EQUITY	57,476	55,100
TOTAL LIABILITES AND STOCKHOLDERS' EQUITY	$608,543	$581,894

See accompanying notes to the unaudited consolidated financial statements.

Dimeco, Inc.

CONSOLIDATED STATEMENT OF INCOME (unaudited)

	For the three months ended June 30,		For the six months ended June 30,
(in thousands, except per share)	2012	2011	2012	2011
Interest Income
Interest and fees on loans	$5,865	$5,515	$11,562	$10,960
Investment securities:
Taxable	320	320	644	610
Exempt from federal income tax	314	303	629	593
Other	3	3	5	7
Total interest income	6,502	6,141	12,840	12,170

Interest Expense
Deposits	904	1,066	1,837	2,205
Short-term borrowings	31	38	50	61
Other borrowed funds	180	214	366	433
Total interest expense	1,115	1,318	2,253	2,699

Net Interest Income	5,387	4,823	10,587	9,471

Provision for loan losses	700	275	1,350	700

Net Interest Income After Provision for Loan Losses	4,687	4,548	9,237	8,771

Noninterest Income
Service charges on deposit accounts	221	257	456	528
Mortgage loans held for sale gains, net	185	66	324	148
Investment securities gains (losses)	40	(26)	109	(28)
Brokerage commissions	183	157	330	338
Earnings on bank-owned life insurance	109	107	216	213
Debit card fees	161	154	310	291
Other income	214	274	385	453
Total noninterest income	1,113	989	2,130	1,943

Noninterest Expense
Salaries and employee benefits	1,899	1,843	3,826	3,620
Occupancy expense, net	279	265	577	571
Furniture and equipment expense	109	113	200	218
Professional fees	231	183	396	493
Data processing expense	163	178	326	357
Other expense	919	780	1,827	1,700
Total noninterest expense	3,600	3,362	7,152	6,959

Income before income taxes	2,200	2,175	4,215	3,755
Income taxes	519	509	965	819

NET INCOME	$1,681	$1,666	$3,250	$2,936

Earnings per Share - basic	$1.05	$1.04	$2.03	$1.84
Earnings per Share - diluted	$1.05	$1.04	$2.03	$1.84
Dividends per share	$0.36	$0.36	$0.72	$0.72
Average shares outstanding - basic	1,599,646	1,598,218	1,599,646	1,598,218
Average shares outstanding - diluted	1,601,680	1,599,205	1,600,362	1,599,739

See accompanying notes to the unaudited consolidated financial statements.

Dimeco, Inc.

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (unaudited)

	For the three months ended June 30,		For the six months ended June 30,
	2012	2011	2012	2011
Net income	$1,681	$1,666	$3,250	$2,936
Other comprehensive income:
Unrealized gain on available for sale securities	305	855	324	1,033
Tax expense	(104)	(291)	(110)	(351)
	201	564	214	682
Loss (gain) recognized in earnings	(40)	26	(109)	28
Tax (benefit) expense	14	(9)	37	(10)
	(26)	17	(72)	18
Other comprehensive income, net of tax	175	581	142	700
Comprehensive income	$1,856	$2,247	$3,392	$3,636

See accompanying notes to the unaudited consolidated financial statements.

Dimeco, Inc.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (unaudited)

				Accumulated
				Other		Total
	Common	Capital	Retained	Comprehensive	Treasury	Stockholders'
(in thousands)	Stock	Surplus	Earnings	Income	Stock	Equity
Balance, December 31, 2011	$827	$6,451	$48,193	$1,696	$(2,067)	$55,100

Net income			3,250			3,250
Unrealized gain on available for sale securities, net of tax expense of $73				142		142
Stock compensation expense		153				153
Cash dividends ($.72 per share)			(1,169)			(1,169)

Balance, June 30, 2012	$827	$6,604	$50,274	$1,838	$(2,067)	$57,476

See accompanying notes to the unaudited consolidated financial statements.

Dimeco, Inc.

CONSOLIDATED STATEMENT OF CASH FLOWS (unaudited)

	For the six months ended June 30,
(in thousands)	2012	2011
Operating Activities
Net income	$3,250	$2,936
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	1,350	700
Depreciation and amortization	456	449
Amortization of premium and discount on investment securities, net	402	285
Amortization of net deferred loan origination fees	(83)	(81)
Investment securities (gains) losses, net	(109)	28
Origination of loans held for sale	(10,339)	(6,077)
Proceeds from sale of loans	10,663	6,145
Mortgage loans held for sale gains, net	(324)	(148)
Impairment of other real estate owned	46	-
Increase in accrued interest receivable	(63)	(39)
Decrease in accrued interest payable	(13)	(65)
Deferred federal income taxes	(482)	20
Earnings on bank-owned life insurance	(216)	(213)
Decrease in prepaid FDIC insurance	240	302
Stock compensation expense	153	-
Other, net	(310)	(473)
Net cash provided by operating activities	4,621	3,769

Investing Activities
Investment securities available for sale:
Proceeds from sales or mergers	3,048	66
Proceeds from maturities or paydowns	47,909	61,653
Purchases	(61,541)	(68,589)
Redemption of Federal Home Loan Bank stock	213	18
Purchase of Federal Home Loan Bank stock	(204)	(526)
Net increase in loans	(19,374)	(12,227)
Investment in limited partnership	(371)	(262)
Purchase of bank-owned life insurance	-	(141)
Proceeds from the sale of other real estate owned	830	34
Purchase of premises and equipment	(218)	(55)
Net cash used for investing activities	(29,708)	(20,029)

Financing Activities
Net increase (decrease) in deposits	13,979	(3,039)
Increase in short-term borrowings	10,901	20,151
Repayment of other borrowed funds	(999)	(956)
Cash dividends paid	(1,169)	(1,151)
Net cash used for financing activities	22,712	15,005
Decrease in cash and cash equivalents	(2,375)	(1,255)

Cash and cash equivalents at beginning of period	9,923	10,652
Cash and cash equivalents at end of period	$7,548	$9,397

Amount paid for interest	$2,266	$2,764
Amount paid for income taxes	$1,550	$642

Noncash investing activities:
Transfer of loans to other real estate owned	$678	$3,267
Loans to facilitate sale of other real estate owned	$1,100	$-
Changes in the unrealized holding gains and losses on available-for-sale securities	$215	$1,060
Investment purchases not settled	$415	$-

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

In December 2011, the FASB issued ASU 2011-10, Property, Plant, and Equipment (Topic 360): Derecognition of in Substance Real Estate-a Scope Clarification. The amendments in this Update affect entities that cease to have a controlling financial interest in a subsidiary that is in substance real estate as a result of default on the subsidiary's nonrecourse debt. Under the amendments in this Update, when a parent (reporting entity) ceases to have a controlling financial interest in a subsidiary that is in substance real estate as a result of default on the subsidiary's nonrecourse debt, the reporting entity should apply the guidance in Subtopic 360-20 to determine whether it should derecognize the in substance real estate. Generally, a reporting entity would not satisfy the requirements to derecognize the in substance real estate before the legal transfer of the real estate to the lender and the extinguishment of the related nonrecourse indebtedness. That is, even if the reporting entity ceases to have a controlling financial interest under Subtopic 810-10, the reporting entity would continue to include the real estate, debt, and the results of the subsidiary's operations in its consolidated financial statements until legal title to the real estate is transferred to legally satisfy the debt. The amendments in this Update should be applied on a prospective basis to deconsolidation events occurring after the effective date. Prior periods should not be adjusted even if the reporting entity has continuing involvement with previously derecognized in substance real estate entities. For public entities, the amendments in this Update are effective for fiscal years, and interim periods within those years, beginning on or after June 15, 2012. For nonpublic entities, the amendments are effective for fiscal years ending after December 15, 2013, and interim and annual periods thereafter. Early adoption is permitted. This ASU is not expected to have a significant impact on the Company’s financial statements.

In December 2011, the FASB issued ASU 2011-12, Comprehensive Income (Topic 220): Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05. In order to defer only those changes in Update 2011-05 that relate to the presentation of reclassification adjustments, the paragraphs in this Update supersede certain pending paragraphs in Update 2011-05. Entities should continue to report reclassifications out of accumulated other comprehensive income consistent with the presentation requirements in effect before Update 2011-05. All other requirements in Update 2011-05 are not affected by this Update, including the requirement to report comprehensive income either in a single continuous financial statement or in two separate but consecutive financial statements. Public entities should apply these requirements for fiscal years, and interim periods within those years, beginning after December 15, 2011. Nonpublic entities should begin applying these requirements for fiscal years ending after December 15, 2012, and interim and annual periods thereafter. The Company has provided the necessary disclosure in Statement of Comprehensive Income.

Stock Options

The Company maintains a stock option plan for key officers and non-employee directors. There were no options granted in the first six months of 2012 or 2011.

As of June 30, 2012, the following was expensed as compensation expense relating to share-based compensation (in thousands):

	Directors	Officers	Total
Stock options	$16	$15	$31
Restricted Stock	$61	$61	$122

For the first six months of 2012, the Company recognized $153 of compensation expense for stock options and restricted stock awards granted on September 21, 2011. This expense was unmatched for the first six months of 2011 as all outstanding options granted prior to the 2011 grant were vested at January 1, 2006.

As of June 30, 2012, the following is unrecognized compensation expense (in thousands):

	Directors	Officers	Total
Stock options	$37	$128	$165
Restricted stock	$142	$510	$652

A summary of the Company’s stock award activity for the six months ended June 30 is as follows:

	For the six months ended June 30,
		Weighted-		Weighted-
		Average		Average
		Exercise		Exercise
	2012	Price	2011	Price

Stock options:
Outstanding, beginning of year	101,414	$35.06	28,342	$35.18
Granted	-	-	-	-
Exercised	-	-	-	-
Forfeited	(850)	35.00	-	-

Outstanding, end of year	100,564	$35.06	28,342	$35.18

Exercisable at June 30,	26,914	$35.24	28,342	$35.18

Restricted stock awards:
Nonvested, beginning of year	24,460	$35.00
Granted	-	-
Exercised	-	-
Forfeited	(300)	35.00

Nonvested, June 30,	24,160	$35.00

Total intrinsic value of restricted shares granted		$908,416

The following table summarizes characteristics of stock options outstanding at June 30, 2012:

	Outstanding			Exercisable
		Average	Average		Average
Exercise		Remaining	Exercise		Exercise
Price	Shares	Life	Price	Shares	Price

$32.55	2,000	1.36	$32.55	2,000	$32.55
$34.00	6,284	3.46	$34.00	6,284	$34.00
$35.00	73,650	9.23	$35.00	-	$-
$35.95	18,630	3.23	$35.95	18,630	$35.95

Total	100,564		Total	26,914

NOTE 2 – EARNINGS PER SHARE

There are no convertible securities which would affect the numerator in calculating basic and diluted earnings per share; therefore, net income as presented on the Consolidated Statement of Income (unaudited) will be used as the numerator. The following table sets forth the composition of the weighted-average common shares (denominator) used in the basic and diluted earnings per share computation:

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
Weighted average common stock outstanding	1,653,746	1,652,318	1,653,746	1,652,318
Average treasury stock	(54,100)	(54,100)	(54,100)	(54,100)
Weighted average common stock and common stock equivalents used to calculate basic earnings per share	1,599,646	1,598,218	1,599,646	1,598,218
Additional common stock equivalents (nonvested stock) used to calculate diluted earnings per share	209	-	-	-
Additional common stock equivalents (stock options) used to calculate diluted earnings per share	1,825	987	716	1,521
Weighted average common stock and common stock equivalents used to calculate diluted earnings per share	1,601,680	1,599,205	1,600,362	1,599,739

Options to purchase 74,500 shares of common stock at a price greater than the current market value were outstanding at June 30, 2012 but were not included in the computation of diluted earnings per share because to do so would have been antidilutive. There were no options outstanding at June 30, 2011 which would have an antidilutive effects on earnings per share.

NOTE 3 – INVESTMENTS

The amortized cost and estimated fair value of investment securities are summarized as follows (in thousands):

	June 30, 2012
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
AVAILABLE FOR SALE
U.S. government agencies	$8,468	$143	$(5)	$8,606
Mortgage-backed securities of government - sponsored entities	28,508	637	(30)	29,115
Collateralized mortgage obligations of government - sponsored entities	7,886	19	(40)	7,865
Obligations of states and political subdivisions:
Taxable	1,437	165	-	1,602
Tax-exempt	34,118	1,517	(25)	35,610
Corporate securities	5,191	362	(2)	5,551
Commercial paper	17,688	-	-	17,688
Total debt securities	103,296	2,843	(102)	106,037

Equity securities of financial institutions	461	78	(35)	504
Total	$103,757	$2,921	$(137)	$106,541

	December 31, 2011
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
AVAILABLE FOR SALE
U.S. government agencies	$10,999	$195	$(3)	$11,191
Mortgage-backed securities of government - sponsored entities	28,119	499	(40)	28,578
Collateralized mortgage obligations of government - sponsored entities	5,233	7	(65)	5,175
Obligations of states and political subdivisions:
Taxable	1,440	142	-	1,582
Tax-exempt	31,085	1,425	(2)	32,508
Corporate securities	3,686	400	(4)	4,082
Commercial paper	11,998	-	-	11,998
Total debt securities	92,560	2,668	(114)	95,114

Equity securities of financial institutions	489	62	(46)	505
Total	$93,049	$2,730	$(160)	$95,619

The following table shows the Company’s fair value and gross unrealized losses, aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position (in thousands):

	June 30, 2012
	Less than Twelve Months		Twelve Months or Greater		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses

U.S. Government agencies	$437	$2	$728	$3	$1,165	$5
Mortgage-backed securities of government - sponsored entities	4,962	30	-	-	4,962	30
Collateralized mortgage obligations of government - sponsored entities	4,049	29	862	11	4,911	40
Obligations of states and political subdivisions	2,712	25	-	-	2,712	25
Corporate securities	495	2	-	-	495	2
Total debt securities	12,655	88	1,590	14	14,245	102

Equity securities of financial institutions	71	5	95	30	166	35
Total	$12,726	$93	$1,685	$44	$14,411	$137

	December 31, 2011
	Less than Twelve Months		Twelve Months or Greater		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses

U.S. Government agencies	$348	$2	$456	$1	$804	$3
Mortgage-backed securities of government - sponsored entities	5,678	25	1,407	15	7,085	40
Collateralized mortgage obligations of government - sponsored entities	4,685	65	-	-	4,685	65
Obligations of states and political subdivisions	-	-	300	2	300	2
Corporate securities	236	4	-	-	236	4
Total debt securities	10,947	96	2,163	18	13,110	114

Equity securities of financial institutions	106	12	96	34	202	46
Total	$11,053	$108	$2,259	$52	$13,312	$160

The Company reviews its position quarterly and has asserted that at June 30, 2012, the declines outlined in the above table represent temporary declines and the Company does not intend to sell and does not believe it will be required to sell these securities before recovery of its cost basis, which may be at maturity. There were 29 positions that were temporarily impaired at both June 30, 2012 and December 31, 2011. The Company has concluded that the unrealized losses disclosed above are not other than temporary, but are the result of interest rate changes, sector credit ratings changes or company-specific ratings changes that are not expected to result in the non-collection of principal and interest during the period in consideration for debt securities. Determination of other than temporary losses in the financial services equity portfolio includes consideration of the length of time in a loss position, analysis of the capital structure of the entity and review of publicly available regulatory actions and published financial reports.

The following table is a summary of proceeds received, gross gains and gross losses realized on the sale, call or merger of investment securities for the three months ended June (in thousands):

	June 30, 2012	June 30, 2011
Proceeds	$2,222	$44
Gross gains	$40	$4
Gross losses	$-	$-

The following table is a summary of proceeds received, gross gains and gross losses realized on the sale, call or merger of investment securities for the six months ended June (in thousands):

	June 30, 2012	June 30, 2011
Proceeds	$3,048	$66
Gross gains	$109	$5
Gross losses	$-	$3
Other than temporarily impaired expense	-	30

The amortized cost and estimated fair value of debt securities at June 30, 2012, by contractual maturity, are shown below. Expected maturities of mortgage-backed securities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepay penalties (in thousands):

	Available for Sale
	Amortized	Fair
	Cost	Value
Due in one year or less	$33,073	$33,223
Due after one year through five years	29,519	30,174
Due after five years through ten years	24,314	25,485
Due after ten years	16,390	17,155
Total debt securities	$103,296	$106,037

NOTE 4 – LOANS

Major classifications of loans at June 30, 2012 and December 31, 2011 are as follows (in thousands):

	June 30, 2012	December 31, 2011
Loans secured by real estate:
Construction and development	$16,340	$14,571
Secured by farmland	3,513	3,585
Secured by 1-4 family residential properties:
Revolving, open-end loans	11,391	11,215
All other 1-4 family	89,545	87,088
Secured by non-farm, non-residential properties	278,651	269,248

Commercial and industrial loans	49,939	45,312

Loans to individuals for household, family and other personal expenditures:
Ready credit loans	507	494
Other consumer loans	8,609	9,327

Other loans:
Agricultural loans	1,311	955
All other loans	5,705	5,459
Total loans	465,511	447,254

Allowance for loan losses	9,144	8,316

Total Net Loans	$456,367	$438,938

NOTE 5 – ALLOWANCE FOR LOAN LOSSES

The total allowance reflects management's estimate of loan losses inherent in the loan portfolio at the balance sheet date. The Company considers the allowance for loan losses adequate to cover loan losses inherent in the loan portfolio. The following table presents by portfolio segment, the allowance for loan losses as of June 30, 2012 and June 30, 2011 (in thousands):

	Three months ended June 30, 2012
		Construction &	Commercial		Residential
	Commercial	Development	Real Estate	Consumer	Real Estate	Total
Allowance for loan losses:
Beginning balance	$512	$289	$6,856	$154	$1,007	$8,818
Charge-offs	(53)	-	(278)	(7)	(45)	(383)
Recoveries	1	-	-	8	1	10
Provision	146	32	590	(19)	(50)	699
Ending balance	$606	$321	$7,168	$136	$913	$9,144

	Three months ended June 30, 2011
		Construction &	Commercial		Residential
	Commercial	Development	Real Estate	Consumer	Real Estate	Total
Allowance for loan losses:
Beginning balance	$614	$223	$4,900	$201	$1,177	$7,115
Charge-offs	(12)	-	(1)	(48)	-	(61)
Recoveries	-	-	-	9	5	14
Provision	7	105	213	44	(94)	275
Ending balance	$609	$328	$5,112	$206	$1,088	$7,343

	Six months ended June 30, 2012
		Construction &	Commercial		Residential
	Commercial	Development	Real Estate	Consumer	Real Estate	Total
Allowance for loan losses:
Beginning balance	$474	$283	$6,425	$158	$976	$8,316
Charge-offs	(67)	-	(305)	(53)	(122)	(547)
Recoveries	1	-	-	23	2	26
Provision	198	38	1,048	8	57	1,349
Ending balance	$606	$321	$7,168	$136	$913	$9,144

	Six months ended June 30, 2011
		Construction &	Commercial		Residential
	Commercial	Development	Real Estate	Consumer	Real Estate	Total
Allowance for loan losses:
Beginning balance	$634	$223	$5,719	$194	$971	$7,741
Charge-offs	(262)	-	(747)	(118)	-	(1,127)
Recoveries	-	-	-	23	6	29
Provision	237	105	140	107	111	700
Ending balance	$609	$328	$5,112	$206	$1,088	$7,343

The following tables summarize the allowance for loan losses on the basis of the Company’s impairment method as of June 30, 2012 and December 31, 2011 (in thousands):

	June 30, 2012
		Construction &	Commercial		Residential
	Commercial	Development	Real Estate	Consumer	Real Estate	Total
Ending allowance balance:
Loans individually evaluated for impairment	$-	$-	$3,523	$-	$-	$3,523

Loans collectively evaluated for impairment	606	321	3,645	136	913	5,621
Total	$606	$321	$7,168	$136	$913	$9,144

Ending loan balance:
Loans individually evaluated for impairment	$375	$1,061	$17,149	$-	$276	$18,861

Loans collectively evaluated for impairment	56,580	15,279	265,015	9,116	100,660	446,650
Total	$56,955	$16,340	$282,164	$9,116	$100,936	$465,511

	December 31, 2011
		Construction &	Commercial		Residential
	Commercial	Development	Real Estate	Consumer	Real Estate	Total
Ending allowance balance:
Loans individually evaluated for impairment	$-	$-	$3,626	$-	$-	$3,626

Loans collectively evaluated for impairment	474	283	2,799	158	976	$4,690
Total	$474	$283	$6,425	$158	$976	$8,316

Ending loan balance:
Loans individually evaluated for impairment	$-	$1,105	$16,041	$-	$276	$17,422

Loans collectively evaluated for impairment	51,726	13,466	256,792	9,821	98,027	429,832
Total	$51,726	$14,571	$272,833	$9,821	$98,303	$447,254

Credit Quality Information

The following tables represent credit exposures by assigned grades as of June 30, 2012 and December 31, 2011. The grading analysis estimates the capability of the borrower to repay the contractual obligations of the loan agreements as scheduled or at all. The Company's internal credit risk grading system is based on experiences with similarly graded loans.

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

Loans are graded by either independent loan review or internal review. Internally reviewed loans were assigned a risk weighting by the loan officer and approved by the loan committee, but have not undergone a formal loan review by an independent party. These loans are typically smaller dollar balances that have not experienced delinquency issues. Balances include gross loan value before unearned income and excluding overdrafts as of June 30, 2012 and December 31, 2011 (in thousands):

	June 30, 2012
		Construction &	Commercial		Residential
	Commercial	Development	Real Estate	Consumer	Real Estate	Total
Loans Independently Reviewed:
Pass	$19,704	$1,914	$150,494	$50	$7,449	$179,611
Special Mention	419	1,362	7,277	42	469	9,569
Substandard	4,010	3,486	36,121	43	2,517	46,177
Doubtful	17	-	-	-	-	17
Loss	-	-	-	-	-	-

Total	$24,150	$6,762	$193,892	$135	$10,435	$235,374

Loans Internally Reviewed:
Pass	$32,753	$9,582	$89,237	$8,981	$90,678	$231,231
Special Mention	-	-	-	-	-	-
Substandard	-	-	-	-	-	-
Doubtful	-	-	-	-	-	-
Loss	-	-	-	-	-	-

Total	$32,753	$9,582	$89,237	$8,981	$90,678	$231,231

	December 31, 2011
		Construction &	Commercial		Residential
	Commercial	Development	Real Estate	Consumer	Real Estate	Total
Loans Independently Reviewed:
Pass	$20,136	$1,914	$158,723	$57	$8,172	$189,002
Special Mention	417	1,635	9,021	57	618	11,749
Substandard	2,660	3,531	34,192	50	2,389	42,822
Doubtful	17	-	-	-	-	17
Loss	-	-	-	-	-	-

Total	$23,230	$7,080	$201,936	$164	$11,179	$243,589

Loans Internally Reviewed:
Pass	$28,365	$7,502	$71,850	$9,660	$87,318	$204,695
Special Mention	-	-	-	-	-	-
Substandard	-	-	-	-	-	-
Doubtful	-	-	-	-	-	-
Loss	-	-	-	-	-	-

Total	$28,365	$7,502	$71,850	$9,660	$87,318	$204,695

Age Analysis of Past Due Loans by Class

The following is a table which includes an aging analysis of the recorded investment of past due loans as of June 30, 2012 and December 31, 2011 including loans which are in nonaccrual status (in thousands):

	June 30, 2012
							Recorded
							Investment >
	30-59 Days	60-89 Days	90 Days	Total Past		Total	90 Days and
	Past Due	Past Due	Or Greater	Due	Current	Loans	Accruing

Commercial	$1,192	$186	$229	$1,607	$55,348	$56,955	$3
Construction and development	585	-	-	585	15,755	16,340	-
Commercial real estate	445	200	5,555	6,200	275,964	282,164	8
Consumer	146	27	49	222	8,894	9,116	32
Residential real estate	703	494	835	2,032	98,904	100,936	12

Total	$3,071	$907	$6,668	$10,646	$454,865	$465,511	$55

	December 31, 2011
							Recorded
							Investment >
	30-59 Days	60-89 Days	90 Days	Total Past		Total	90 Days and
	Past Due	Past Due	Or Greater	Due	Current	Loans	Accruing

Commercial	$248	$214	$200	$662	$51,064	$51,726	$163
Construction and development	-	-	-	-	14,571	14,571	-
Commercial real estate	175	1,611	4,526	6,312	266,521	272,833	346
Consumer	180	32	35	247	9,574	9,821	2
Residential real estate	790	191	695	1,676	96,627	98,303	40

Total	$1,393	$2,048	$5,456	$8,897	$438,357	$447,254	$551

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

The following tables include the recorded investment and unpaid principal balances for impaired loans with the associated allowance amount, if applicable, as of June 30, 2012 and December 31, 2011 (in thousands):

	June 30, 2012
		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
	Investment	Balance	Allowance	Investment	Recognized

With no related allowance recorded:
Commercial	$375	$375	$-	$284	$-
Construction and development	1,061	1,061	-	1,082	-
Commercial real estate	8,156	9,046	-	7,222	90
Residential real estate	276	276	-	276	-

With an allowance recorded:
Commercial real estate	8,993	8,993	3,523	9,010	-

Total:	$18,861	$19,750	$3,523	$17,874	$90

	December 31, 2011
		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
	Investment	Balance	Allowance	Investment	Recognized

With no related allowance recorded:
Commercial	$-	$-	$-	$-	$-
Construction and development	1,105	1,105	-	356	-
Commercial real estate	6,364	7,314	-	882	-
Residential real estate	276	276	-	64	-

With an allowance recorded:
Commercial real estate	9,677	9,677	3,626	7,529	-

Total:	$17,422	$18,372	$3,626	$8,831	$-

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

In the following table are loans, presented by class, on nonaccrual status as of June 30, 2012 and December 31, 2011 (in thousands):

	June 30, 2012	December 31, 2011

Commercial	$243	$38
Construction and development	1,061	1,105
Commercial real estate	12,991	11,669
Consumer	37	48
Residential real estate	1,022	655

Total	$15,354	$13,515

Troubled Debt Restructurings

Loan modifications that are considered troubled debt restructurings completed during the year are as follows (dollars in thousands):

	Three months ended June 30, 2012			Six months ended June 30, 2012
	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment
Commercial	1	$388	$388	1	$388	$388
Residential real estate	3	230	230	3	230	230

Total	4	$619	$619	4	$619	$619

The commercial real estate modification was a consolidation of two loans at current market rates. There was no principal reduction made. The residential real estate loans were modified by lowering the stated interest rate on the original loans. No principal reduction was made. Additional interest income of $2 would have been recognized at the original interest rate compared to the adjusted interest rate on all of the above loans.

There were no trouble debt restructurings for the comparative period of 2011.

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

The following is a description of the valuation methodologies the Company uses for financial instruments recorded at fair value on either a recurring or nonrecurring basis:

Securities Available for Sale

Securities available for sale consists of both debt and equity securities. These securities are recorded at fair value on a recurring basis. At June 30, 2012 and December 31, 2011, all of these securities used valuation methodologies involving market based or market derived information, collectively Level I and Level II measurements, to measure fair value.

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

The following tables present the assets reported on the consolidated statements of financial condition at their fair value as of June 30, 2012 and December 31, 2011 by level within the fair value hierarchy. As required by ASC 820, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement (in thousands).

	June 30, 2012
	Level I	Level II	Level III	Total
Assets:
U.S. government agencies	$-	$8,606	$-	$8,606
Mortgage-backed securities of government - sponsored entities	-	29,115	-	29,115
Collateralized mortgage obligations of government - sponsored entities	-	7,865	-	7,865
Obligations of states and political subdivisions:
Taxable	-	1,602	-	1,602
Tax-exempt	-	35,610	-	35,610
Corporate securities	-	5,551	-	5,551
Commercial paper	17,688	-	-	17,688
Total debt securities	17,688	88,349	-	106,037
Equity securities of financial institutions	504	-	-	504
Total	$18,192	$88,349	$-	$106,541

	December 31, 2011
	Level I	Level II	Level III	Total
Assets:
U.S. government agencies	$-	$11,191	$-	$11,191
Mortgage-backed securities of government - sponsored entities	-	28,578	-	28,578
Collateralized mortgage obligations of government - sponsored entities	-	5,175	-	5,175
Obligations of states and political subdivisions:
Taxable	-	1,582	-	1,582
Tax-exempt	-	32,508	-	32,508
Corporate securities	-	4,082	-	4,082
Commercial paper	11,998	-	-	11,998
Total debt securities	11,998	83,116	-	95,114
Equity securities of financial institutions	505	-	-	505
Total	$12,503	$83,116	$-	$95,619

The following table presents the assets measured on a nonrecurring basis on the consolidated statements of financial condition at their fair value as of June 30, 2012 and December 31, 2011, by level within the fair value hierarchy. Impaired loans that are collateral dependent are written down to fair value through the establishment of specific reserves. Techniques used to value the collateral that secure the impaired loan include: quoted market prices for identical assets classified as Level I inputs; observable inputs, employed by certified appraisers, for similar assets classified as Level II inputs. For mortgage servicing rights, the fair value is estimated by discounting future cash flows using current market inputs at which loans with similar terms and qualities would be made to borrowers of similar credit quality. In cases where valuation techniques included inputs that are unobservable and are based on estimates and assumptions developed by management based on the best information available under each circumstance, the asset valuation is classified as Level III inputs (in thousands).

	June 30, 2012
	Level I	Level II	Level III	Total
Assets measured on a nonrecurring basis:

Impaired loans	$-	$-	$15,338	$15,338
Other real estate owned	$-	$-	$3,264	$3,264
Mortgage servicing rights	$-	$-	$519	$519

	December 31, 2011
	Level I	Level II	Level III	Total
Assets measured on a nonrecurring basis:

Impaired loans	$-	$-	$13,796	$13,796
Other real estate owned	$673	$-	$2,794	$3,467
Mortgage servicing rights	$-	$-	$540	$540

The following table provides information describing the valuation processes used to determine nonrecurring fair value measurements categorized within Level III of the fair value hierarchy (in thousands):

		Valuation	Unobservable
	Fair Value	Technique	Input	Range
Impaired loans	$15,338	Propery appraisals	Management discount for property type and recent market volatality	10% - 30% discount

		Discounted cash flows	Market Rates	3.75%

Other real estate owned	$3,264	Property appraisals	Management discount for property type and recent market volatality	10% - 30% discount

Mortgage servicing rights	$519	Discounted cash flows	Computer pricing model with estimated prepayment speeds	4.9 - 22.0 CPR

NOTE 7 – FAIR VALUE DISCLOSURE

The estimated fair values of the Company’s financial instruments are as follows (in thousands):

	June 30, 2012
	Carrying Value	Level I	Level II	Level III	Total Fair Value
Financial Assets:
Cash and cash equivalents	$7,548	$7,548	$-	$-	$7,548
Investment securities	106,541	18,192	88,349	-	106,541
Fixed annuity	1,604	1,604	-	-	1,604
Net loans	456,367	-	481,891	-	481,891
Accrued interest receivable	1,868	1,868	-	-	1,868
Regulatory stock	2,170	2,170	-	-	2,170
Bank-owned life insurance	10,241	10,241	-	-	10,241
Mortgage servicing rights	519	-	-	519	519

Financial liabilities:
Deposits	$498,263	$-	$-	$500,909	$500,909
Short-term borrowings	31,587	-	31,587	-	31,587
Other borrowed funds	16,619	-	18,175	-	18,175
Accrued interest payable	529	529	-	-	529

	December 31, 2011
	Carrying Value	Fair Value
Financial Assets:
Cash and cash equivalents	$9,923	$9,923
Investment securities	95,619	95,619
Fixed annuity	1,581	1,581
Net loans	438,938	460,705
Accrued interest receivable	1,805	1,805
Regulatory stock	2,180	2,180
Bank-owned life insurance	10,060	10,060
Mortgage servicing rights	540	540

Financial liabilities:
Deposits	$484,284	$486,913
Short-term borrowings	20,686	20,685
Other borrowed funds	17,618	19,171
Accrued interest payable	542	542

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

Financial Condition

Total assets at June 30, 2012 were $608,543,000, an increase of $26,649,000 or 4.6% greater than at December 31, 2011.

Total cash and cash equivalents declined $2,375,000 or 23.9%, which was primarily due to an increase of $664,000 or 19.3% in balances at the Federal Reserve Bank of Philadelphia (the “Fed”) and the transfer of $3,124,000 or 68.3% from interest-bearing balances due from other banks into higher yielding assets.

Investment securities available for sale increased $10,922,000 or 11.4 % from balances at December 31, 2011. Our philosophy for investments is that we purchase bonds to gain the most attractive return using not only the interest rate offered but also the projected value of the bond as interest rates vary over time. Our portfolio increased in part over the first six months of 2012 due to purchases of short term commercial paper pledged for municipal deposits that we expect to be withdrawn in six to nine months. We typically utilize these short term bonds to supplement liquidity and for pledging when needed, therefore commercial paper balances increased $5,690,000 or 47.4% since December 31, 2011. We continued to purchase tax-exempt municipal bonds throughout the first half of 2012 as we located bonds to fit our portfolio, with balances of these securities growing $3,102,000 or 9.5%. In addition, we increased balances of government-sponsored collateralized mortgage obligations in the first half of 2012 by $2,690,000 or 52.0% and mortgage backed securities of government sponsored entities by $537,000 or 1.9%, net of receipt of principal payments. We made a strategic decision to purchase more of these bonds several years ago as principal payments served to give us the ability to invest the cash flows in assets at current market rates. Corporate bond balances increased $1,469,000 or 36.0% with the addition of three bonds that fit our investment profile in the first half of 2012.

Total loans increased $18,257,000 or 4.1% during the first half of 2012. The largest increase was in the balance of commercial real estate loans which grew $9,403,000 or 3.5%. Loans were granted to borrowers in various business segments including chain restaurants, children’s summer camps, grocery stores, and other hotel/restaurants. Commercial loans increased $4,627,000 or 10.2% with loans granted to customers in a variety of businesses and included funds for inventory, equipment, and operating capital. Balances of residential real estate loans increased $2,457,000 or 2.8%. As an employee benefit, the Bank offered a reduced fee product to employees to modify their residential mortgage, buying back several from the secondary market and then holding the modified loan, accounting for $1,780,000 of this increase. Due to historically low interest rates for residential mortgages, mortgage volume continued to be robust during 2012. Construction and development loans increased $1,769,000 or 12.1% primarily from our involvement in two hotel projects located within the Marcellus Shale region.

Total deposits increased $13,979,000 or 2.9% during the first half of 2012. Noninterest-bearing deposits increased $5,393,000 or 10.3% during the period. This growth was primarily due to temporary seasonal increases for several commercial customers which will be drawn down as the year progresses. Interest-bearing deposits increased $8,586,000 or 2.0%. The greatest growth was in interest-bearing checking accounts, showing an increase of $17,791,000 or 32.7% at June 30, 2012 compared to the end of 2011. The majority of this increase was for a municipal customer who will draw down the balance by year end. Money market deposit balances increased $3,993,000 or 6.1% due to a combination of seasonal balance increases for commercial customers along with several new accounts established in the first half of 2012. Savings balances increased $2,961,000 or 6.8% with no one customer having a significantly greater balance but rather a general increase in the majority of customer’s savings accounts. Certificates of deposit decreased $16,160,000 or 6.0% from year end balances with the primary decline related to $25,225,000 in school district certificates of deposits that matured during the period, as is consistent with our experience in previous years. The Bank received a $9,000,000 certificate of deposit balance from another municipal customer which will be used for construction beginning in 2013.

At June 30, 2012, short-term borrowings increased $10,901,000 or 52.7% from balances at year end 2011. Securities sold under agreement to repurchase increased $15,900,000 or 108.3%. Several commercial customers have larger balances as the recreational season is starting and expect these customers to utilize these funds over the next six months. Offsetting that increase, short term borrowings of $5,000,000 were repaid to the Federal Home Loan Bank of Pittsburgh (“FHLB”) during the second quarter of 2012.

Stockholders’ equity increased $2,376,000 or 4.3% during the first half of 2012. Net income of $3,250,000 was offset by dividends declared of $1,169,000. Costs of $153,000 in connection with stock options granted in September 2011 added to capital surplus in the first half of 2012. The market value of our investment portfolio increased $142,000 net of income taxes; serving to increase the balance of accumulated other comprehensive income. Regulatory capital ratios remain strong with 12.3% total risk-based capital, 11.0% Tier I capital and a Tier I leverage ratio of 9.3%. The regulatory minimums to be well capitalized for these ratios are 10.0%, 6.0% and 5.0%, respectively.

Results of Operations

Comparison of the three months ended June 30, 2012 and 2011

The Company reported net income of $1,681,000 for the quarter ended June 30, 2012, representing a slight increase of $15,000 or .9% greater than in the second quarter of 2011.

Net interest income, the largest portion of income, was $5,387,000 for the second quarter of 2012, an increase of $564,000 or 11.7% greater than recorded for the second quarter of 2011.

Total interest income increased $361,000 or 5.9% during the second quarter of 2012 compared to the same period in 2011. Interest and fees earned on loans increased $350,000 or 6.3% in 2012 over 2011 while the average balance of the loan portfolio increased by $39,598,000 or 9.4%. The average interest rate of the portfolio showed a slight decline of .2%, resulting in the average rate earned of 5.1% during the second quarter of 2012. In general, as loans that were originated in pre-recession years are reaching maturity, they are being replaced with new loans at current interest rates that are usually lower than the interest rates earned on matured loans. In addition, we would have earned interest of $197,000 on loans that were classified as nonaccrual at June 30, 2012 compared to$128,000 for loans in nonaccrual status at June 30, 2011.

Interest earned on taxable investment securities was constant for both the second quarter of 2012 and 2011. The average balance of these investments increased $12,021,000 or 22.9% for the second quarter of 2012 compared to a year earlier while the average yield decreased .5% in 2012 as compared to 2011. Just as was experienced in the loan portfolio, bonds which were purchased in higher market interest rate periods matured and were replaced with investments at current interest rates. In addition, we increased the average balance of tax exempt investments by $2,377,000 or 7.4% in the second quarter of 2012 as compared to a year earlier resulting in an increase of $11,000 in income earned on these bonds.

Interest expense declined $203,000 or 15.4% in the second quarter of 2012 as compared to the same period of 2011. Interest paid on deposits declined $162,000 or 15.2% as the average balance of total interest-costing liabilities increased $35,476,000 or 8.9% and the average interest rate paid on these deposits declined .2%. The average balances of time deposits increased $23,124,000 or 9.8% in the second quarter of 2012 as compared to the same quarter of 2011. Simultaneously, the average interest rate paid on those deposits decreased by .4% over the period. Management has increased usage of the CDARS program to acquire certificates of deposit without a reciprocal origination of deposits in our market, resulting in $21,608,000 greater average balances of these funds in the second quarter of 2012 than a year earlier. The average interest rate paid on CDARS deposits was .54% in the second quarter of 2012 when the average interest rate for all certificates of deposit was 1.20%. In the second quarter of 2011, the average rate paid for CDARS deposits was .50% compared to the total for all certificates of deposit of 1.55%. Even though the average interest rate paid for these funds has increased year over year, in each period the cost was significantly lower than rates paid for other deposits. In addition, we continue to see increases in other interest-costing deposits while lowering the average interest rate paid for these deposits as the economic stalemate continues.

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

Provision for loan losses of $700,000 was $425,000 or 154.5% greater in the second quarter of 2012 than the same quarter of 2011. In our continual review of the loan portfolio during this extended economic downturn, we are finding a greater number of loans that are internally downgraded, requiring additional amounts in the allowance for loan losses. Higher balances in the allowance for loan losses are accomplished by increasing provision expense. Based on our analysis, we believe that the balance of the allowance for loan losses is adequate.

Total noninterest income of $1,113,000 was $124,000 or 12.5% greater in the second quarter of 2012 compared to the same quarter of 2011. Service charges on deposit accounts have continued to decline each quarter over the past few years. This income was $36,000 or 14.0% less in the second quarter of 2012 than a year earlier. This decline is due to both regulatory changes that affected our ability to levy service charges on checking accounts and a general increase in our customer’s diligence in monitoring their balances to avoid service charges on their accounts. Gains on the sale of residential loans sold in the secondary market increased $119,000 or 180.3% over income earned during the same quarter a year earlier due to a greater number of loan originations in 2012 as compared to 2011. With residential mortgage interest rates at historic lows, many customers are refinancing existing home mortgages. During the second quarter of 2012, we sold a government agency bond at a gain of $41,000 in order to begin to restructure the portfolio for future benefit. In the second quarter of 2011 we recorded small gains of $3,000 on bond redemptions along with a charge of $29,000 for other than temporary impairment on an equity security. Other noninterest income combines many other sources of revenue for the Company. This revenue declined $60,000 or 21.9% for the second quarter of 2012 compared to the same quarter in 2011. In the second quarter of 2011 we recorded an increase of $50,000 in the market value of mortgage servicing rights which was unmatched in 2012. As residential mortgages were refinanced in 2012, we increased the amortization of mortgage servicing rights due to payoffs of previously sold loans, thereby decreasing other income by $31,000 in the second quarter of 2012 compared to a year earlier. Smaller increases in the other components of other noninterest income were responsible for the remaining difference in income.

Salaries and employee benefits increased $56,000 or 3.0% for the second quarter of 2012 as compared to 2011. Wages increased $69,000 or 5.6% in 2012 as compared to 2011 which was primarily due to a combination of the addition of five full time equivalent employees since June 30, 2011 and annual salary increases for all other employees. Total employee benefits decreased $12,000 or 1.9% for the second quarter of 2012 compared to 2011. In spite of an increase in the number of employees covered by our health insurance plan, the costs associated with health insurance declined by $63,000 or 23.1% in the second quarter of 2012 due to timing issues for expenses in the Pennsylvania Bankers Association consortium self-funded health insurance plan. Costs associated with grants in September 2011 of restricted stock and stock options to officers were $38,000 for the second quarter of 2012. There were no similar costs in the second quarter of 2011. The remaining difference is due to smaller variances in other employee benefit accounts.

Other expense increased $139,000 or 17.8% for the second quarter of 2012 compared to the same period in 2011. Costs associated with other real estate owned increased $62,000 or 133.1% and legal expenses related to loan collection efforts were $34,000 or 73.9% greater than a year earlier. We have taken possession of several commercial and residential properties which have increased these expenses. In the second quarter of 2012, we incurred expense of $38,000 in connection with the September 2011 grants of restricted stock to directors which was unmatched in 2011. Smaller variances in other expense items were responsible for the remaining differences.

Comparison of the six months ended June 30, 2012 and 2011

Net income increased $314,000 or 10.7% for the first half of 2012 compared to the same period in 2011. The primary source of additional income was a decrease in interest expense, thereby producing greater net interest income.

Interest income of $12,840,000 was $670,000 or 5.5% greater than a year earlier. The primary increase in interest income was from interest and fees on loans, which was $602,000 or 5.5% greater than the second quarter of 2011. The average balance of loans increased $34,200,000 or 8.1% in the first half of 2012 while the average interest yield on those assets declined .2% over the same time frame. As principal reductions occur on loans that were originated in pre-recession years, new loans are booked at current interest rates that are usually lower than the interest rates earned on older loans.

Interest expense declined $446,000 or 16.5% for the first six months of 2012 as compared to the same period in 2011. Interest rates were lower in each interest-bearing deposit category with the largest component related to certificates of deposit. The average balance of certificates of deposit rose $16,782,000 or 6.9% and the average interest rate paid for these funds decreased 36 basis points. The largest component of the increase in certificates of deposit was $23,357,000 or 112.8% more in brokered deposits, primarily those generated through CDARS. We have increased usage of this funding source due to their pricing at lower costs than we can obtain in our markets or through other borrowings. As the economy continues to languish, customers are either utilizing their certificates of deposit for their expenses or investing in non-bank products. We were able to pay lower rates on most other interest-bearing deposit products during the first half of 2012 than in the same period of 2011 even though the average balance of each product line showed an increase over the same period last year. As principal reductions were made on FHLB term borrowings, the average balanced declined $1,956,000 and the average interest rate paid decreased 29 basis points, producing a decline of $67,000 or 15.5% in interest expense.

The provision for loan losses was $650,000 or 92.9% greater in the first half of 2012 than a year earlier. Provision for loan losses expense is the result of our analysis of the appropriate balance in the allowance for loan loss. The most significant factor that changed in that calculation was an increase in the balance of impaired loans of $6,395,000 since June 30, 2011. These loans are each measured independently to determine the appropriate balance in the allowance and thereby a higher balance in the allowance for loan loss was necessary. We use a complex analysis to determine the appropriate level for the allowance for loan losses and believe that the level of the allowance for loan losses is adequate.

Noninterest income increased $187,000 or 9.6% for the first half of 2012 compared to the same period in 2011. Service charges on deposit accounts were $72,000 or 13.6% lower in the current year due to regulatory changes in the process to assess these fees along with our customers increased diligence in monitoring their checking accounts thereby utilizing overdraft protection less frequently. We realized $176,000 or 118.9% greater gains on the sale of mortgage loans in 2012 than in 2011 as mortgage activity increased in this historically low interest rate environment. The sale of investments contributed $109,000 to other income, an increase of $137,000 compared to a net loss of $28,000 in 2011. In 2011 we recognized a charge for other than temporary impairment that was not matched in 2012. Other income is comprised of many smaller items and showed a decline of $68,000 or 15.0% for the second half of 2012 compared to the same period of 2011. The most significant changes are an increase in the amortization of mortgage servicing rights, which is a contra income account, of $27,000 or 46.1% due to a larger volume of refinances of residential mortgages that we sold in prior periods. In the first half of 2011 we recognized an increase of $50,000 in the market value of mortgage servicing rights which was unmatched in 2012. Offsetting those declines, merchant credit card fees increased $29,000 or 36.0% in the current year compared to last due to an increase in the number of transactions processed. Smaller variances in other income items were responsible for the remaining differences.

Noninterest expense increased $193,000 or 2.8% in the first six months of 2012 compared to the same period in 2011. Salaries and employee benefits, the largest noninterest expense for the Company, increased $206,000 or 5.7% in the first half of 2012 compared to the same period in 2011. The primary reason for the increase was $132,000 or 5.4% due to the addition of five full time equivalent employees since June 2011 along with annual salary increases. We recorded expense of $77,000 in the first half of 2012 due to grants of stock and restricted stock options in September 2011; we had no similar expense in the first half of 2011. Smaller variances in other payroll related expenses are responsible for the remaining difference.

Professional fees declined $97,000 or 19.7% for the first six months of 2012 compared to the same period in 2011 primarily due to lower costs associated with delinquent loans and foreclosure actions in the current period than a year earlier. The category of other noninterest expense includes many smaller dollar amount expenses including advertising, bank supplies, telephone, and travel among others. This expense increased $127,000 or 7.5% for the first half of 2012 versus the same period in 2011. The largest increase in these expenses was in relation to other real estate owned, which accounted for $26,000 additional expense and was 14.5% greater than in the same period of 2011. The next largest increase in other noninterest expense was for Pennsylvania shares tax. This tax is assessed on Bank capital and increased $26,000 or 11.4% for the 2012 period due to increases in our capital position over the assessment period. Smaller changes in other expense accounts were responsible for the remaining increase in total other noninterest expense.

Liquidity and Cash Flows

To ensure that the Company can satisfy customer credit needs for current and future commitments and deposit withdrawal requirements, we manage the liquidity position by ensuring that there are adequate short-term funding sources available for those needs. Liquid assets consist of cash and due from banks, federal funds sold, interest-bearing deposits with other banks and investment securities maturing in one year or less. The following table shows these liquidity sources, minus short-term borrowings, as of June 30, 2012 compared to December 31, 2011:

	June 30,	December 31,
	2012	2011
( in thousands)
Cash and due from banks	$6,097	$5,348
Interest-bearing deposits with other banks	1,451	4,575
Investment securities maturing in one year or less, including scheduled principal reductions	30,236	21,884
	37,784	31,807
Less short-term borrowings	31,587	20,686
Net liquidity position	$6,197	$11,121

As a percent of total assets	1.0%	1.9%

With liquidity of 1.0% at the end of the quarter, management acknowledges that our assets are not as liquid as they have been in the past. The table does not include additional possible sources of liquidity such as the balance of our available for sale securities that is not maturing in one year or less of $76,305,000 which could be sold to generate additional cash. We would expect to gather additional deposits if we set the interest rate higher than the local competition and would consider this as opportunities arose for greater loan originations. In addition, the Bank has the ability to borrow from the Federal Home Loan Bank of Pittsburgh with the maximum borrowing capacity at June 30, 2012 of $221 million with an available balance of $197 million. Other sources of liquidity are cash flows from regularly scheduled payments and prepayments of loans, sales or maturities in the investment portfolio, sales of residential mortgages in the secondary market, operating income, deposit growth and access to lines of credit with correspondent banks. The Consolidated Statement of Cash Flows specifically details the current contribution of each source.

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

Risk Elements

The table below presents information concerning nonperforming assets including nonaccrual loans and loans 90 days or more past due at June 30, 2012 and December 31, 2011. A loan is classified as nonaccrual when, in the opinion of management, there are doubts about collectability of interest and principal. At the time the accrual of interest is discontinued, future income is recognized only when cash is received.

	June 30, 2012
(in thousands)	Past due 90 days or more and accruing	Nonaccrual
Real estate-construction loans	$-	$1,061
Real estate-mortgage loans	20	14,013
Commercial and industrial loans	3	243
Installment loans to individuals	32	37
Other loans	-	-
Total	$55	$15,354

	December 31, 2011
(in thousands)	Past due 90 days or more and accruing	Nonaccrual
Real estate-construction loans	$-	$1,105
Real estate-mortgage loans	386	12,324
Commercial and industrial loans	163	38
Installment loans to individuals	2	48
Total	$551	$13,515

Interest income of $381,000 in the first half of 2012 and $204,000 in the same period of 2011 would have been recognized on nonaccrual loans if they had been performing in accordance with their original terms. The Company did not recognize any income on loans in nonaccrual status in 2012 but did recognize $107,000 of interest income on a relationship that made timely payments enabling recognition of interest income on the cash basis in 2011.

Management believes the level of the allowance for loan losses at June 30, 2012 is adequate to cover probable losses inherent in the loan portfolio. The relationship between the allowance for loan losses and outstanding loans is a function of the credit quality and known risk attributed to the loan portfolio. The on-going loan review program, along with management analysis, is used to determine the adequacy of the allowance for loan losses.

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

Statement of Interest Sensitivity Gap

June 30, 2012

	90 days	>90 days	1 - 5
	or less	but < 1 year	years	>5 years	Total
Assets:
Interest-bearing deposits in other banks and federal funds sold	$1,451	$-	$-	$-	$1,451
Investment securities available for sale (5)	29,330	10,398	29,389	37,424	106,541
Fixed annuity investment	-	-	1,604	-	1,604
Loans (1) (4)	89,082	97,285	103,643	161,240	451,250

Rate sensitive assets	$119,863	$107,683	$134,636	$198,664	$560,846

Liabilities:
Interest-bearing deposits:
Interest-bearing demand (2)	$5,773	$18,040	$48,346	$-	$72,159
Money market (3)	11,900	35,002	23,101	-	70,003
Savings (2)	3,712	11,600	31,088	-	46,400
Time deposits	74,385	89,305	88,401	-	252,091
Short-term borrowings	31,587	-	-	-	31,587
Other borrowings (6)	2,008	1,559	5,047	8,005	16,619

Rate sensitive liabilities	$129,365	$155,506	$195,983	$8,005	$488,859

Interest sensitivity gap	$(9,502)	$(47,823)	$(61,347)	$190,659	$71,987
Cumulative gap	$(9,502)	$(57,325)	$(118,672)	$71,987
Cumulative gap to total assets	-1.56%	(9.42%)	(19.50%)	11.83%

(1)	Loans are included in the earlier period in which interest rates are next scheduled to adjust or in which they are due. No adjustment has been made for scheduled repayments or for anticipated prepayments.
(2)	Interest-bearing demand deposits and savings are segmented based on the percentage of decay method. The decay rates used include "90 days or less" 8%, " >90 days but <1 year" 25% and "1-5 years" 67%.
(3)	Money market deposits are segmented based on the percentage of decay method. The decay rates used include "90 days or less" 17%, ">90 days but < 1 year" 50% and "1-5 years" 33%.
(4)	Does not include loans in nonaccrual status, deposit overdrafts, unposted items or deferred fees on loans.
(5)	Variable interest rate investments are included in the period in which interest rates are next scheduled to adjust, while fixed interest rate investments are included in each period according to the contractual repayment schedule.
(6)	Borrowings are included in each period according to the contractual repayment schedule.

As this report shows, the Company was liability sensitive in the one year period at June 30, 2012 with $57,325,000 of liabilities maturing or repricing before assets in this timeframe. We expect that interest rates will increase at some point; and as that occurs, the variable interest rate loans will reprice upward. In the meantime, there will be some level of downward repricing in time deposits as those liabilities mature and are replaced with certificates of deposit at the current, lower rates. We would also expect liabilities to extend in maturity as interest rates increase, offering customers a more significant benefit to extend.

The second report used to monitor interest rate risk is the Analysis of Sensitivity to Changes in Market Interest Rates. This tool attempts to determine the affect on income of various shifts in the interest rate environment. We have presented this analysis for three different scenarios, a change in rates of 100, 200 or 300 basis points in order to offer a more in-depth analysis. The reports shows that our greatest risk would be if interest rates increased by 300 basis points. Net interest income would decrease by $1,431,000 or 6.27% while net income would decrease $968,000 or 14.33%. This analysis makes the shift automatic and equal for both assets and liabilities and does not take into consideration management’s ability to change the rates for deposits in a different fashion. We would not expect to make this parallel shift in deposit interest rates. Even given that this analysis does not actually assimilate the reality of our actions when rates do increase, the results of a potential shift of 300 basis points in either direction are within internal policy guidelines. If the results were not tolerable, our policy would determine that management should reallocate the balance sheet in order to maintain compliance with the policy. If interest rates were to immediately increase by 300 basis points, the economic value of equity (EVE) would decrease by $15,202,000 or 19.98%, which is within our policy guidelines. The EVE is sometimes referred to as the present value of equity and is presented as one more statistic to monitor in managing interest rate risk.

ANALYSIS OF SENSITIVITY TO CHANGES IN MARKET INTEREST RATES

(amounts in thousands)	100 basis points
	Up		Down
	Amount	%	Amount	%

Net interest income	$(742)	-3.25%	$463	2.03%
Net income	$(494)	-7.32%	$302	4.46%
EVE	$(7,883)	-10.36%	$10,650	14.00%

	200 basis points
	Up		Down
	Amount	%	Amount	%

Net interest income	$(1,106)	-4.84%	$(227)	-1.00%
Net income	$(744)	-11.02%	$(156)	-2.31%
EVE	$(10,916)	-14.34%	$18,657	24.52%

	300 basis points
	Up		Down
	Amount	%	Amount	%

Net interest income	$(1,431)	-6.27%	$(781)	-3.42%
Net income	$(968)	-14.33%	$(523)	-7.75%
EVE	$(15,202)	-19.98%	$23,895	31.40%

CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

As of June 30, 2012 an evaluation was performed under the supervision and with the participation of the Company’s management, including the CEO and CFO, on the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the Company’s management, including the CEO and CFO, concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2012. There have been no significant changes in the Company’s internal controls over financial reporting or in other factors that could significantly affect internal controls during the quarter.

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
There were no material changes to the risk factors described in Item 1a. of Dimeco’s Annual Report on Form 10-K for the period ended December 31, 2011.

Item 2	-	Unregistered Sales of Equity Securities and Use of Proceeds
NONE

Item 3	-	Defaults upon Senior Securities
NONE

Item 4	-	Mine Safety Disclosures
NONE

Item 5	-	Other Information
NONE

Item 6	-	Exhibits
Form 8-K – Report on July 20, 2012 – News Release of Registrant

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

DIMECO, INC.

Date: August 13, 2012	By:	/s/ Gary C. Beilman
Gary C. Beilman
President and Chief Executive Officer

Date: August 13, 2012	By:	/s/ Maureen H. Beilman
Maureen H. Beilman
Chief Financial Officer

—32—