Form 10-Q/A
period 2012-06-30
DIMECO INC
filed 2012-09-06
CIK 898037

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

Explanatory Note

The purpose of this amendment on Form 10-Q/A to Dimeco, Inc.’s quarterly report on Form 10-Q for the period ended June 30, 2012, filed with the Securities and Exchange Commission on August 13, 2012 (“Form 10-Q”), is to solely furnish Exhibit 101 to the Form 10-Q, as required by Rule 405 of Regulation S-T.

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

ITEM 6 – Exhibits

Exhibit No.	Description

31.1*	Certification Pursuant to 15 U.S.C. Section 10A, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2003
31.2*	Certification Pursuant to 15 U.S.C. Section 10A, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2003
32*	Certification Purusant to 18 U.S.C. Section 1350
99*	Report of Independent Registered Public Accounting Firm
101.INS**	XBRL instance Document
101.SCH**	XBRL Taxomony Extension Schema
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase
101.DEF**	XBRL Taxonomy Extension Definition Linkbase
101.LAB**	XBRL Taxonomy Extension Label Linkbase
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase

* Filed with our Form 10-Q as filed on August 13, 2012

** Furnished with this Form 10-Q/A

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused the report to be signed on its behalf by the undersigned, thereunto duly authorized.

DIMECO, INC.

Date: September 6, 2012	By:	/s/ Gary C. Beilman
Gary C. Beilman
President and Chief Executive Officer

Date: September 6, 2012	By:	/s/ Maureen H. Beilman
Maureen H. Beilman
Chief Financial Officer

-3-