Form 10-Q
period 2012-09-30
DIMECO INC
filed 2012-11-14
CIK 898037

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OF 15(D) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

or

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

Yes ☐ No ☒

As of October 31, 2012 the registrant had outstanding 1,623,806 shares of its common stock, par value $.50 share.

Dimeco, Inc.

INDEX

		Page
PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

	Consolidated Balance Sheet (unaudited) as of September 30, 2012 and December 31, 2011	3

	Consolidated Statement of Income (unaudited) for the three and nine months ended September 30, 2012 and 2011	4

	Consolidated Statement of Comprehensive Income (unaudited) for the three and nine months ended September 30, 2012 and 2011	5

	Consolidated Statement of Changes in Stockholders' Equity (unaudited) for the nine months ended September 30, 2012	6

	Consolidated Statement of Cash Flows (unaudited) for the nine months ended September 30, 2012 and 2011	7

	Notes to Consolidated Financial Statements (unaudited)	8 - 23

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	24 - 28

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	29 - 31

Item 4.	Controls and Procedures	31

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings	32

Item 1a.	Risk Factors	32

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	32

Item 3.	Defaults Upon Senior Securities	32

Item 4.	Mine Safety Disclosures	32

Item 5.	Other Information	32

Item 6.	Exhibits	32

SIGNATURES		33

Dimeco, Inc.

CONSOLIDATED BALANCE SHEET (unaudited)

(in thousands)	September 30, 2012	December 31, 2011
Assets
Cash and due from banks	$6,809	$5,348
Interest-bearing deposits in other banks	1,096	4,575
Total cash and cash equivalents	7,905	9,923

Mortgage loans held for sale	569	-
Investment securities available for sale	97,684	95,619

Loans	477,131	447,254
Less allowance for loan losses	8,019	8,316
Net loans	469,112	438,938

Premises and equipment	9,698	9,997
Accrued interest receivable	2,115	1,805
Bank-owned life insurance	10,334	10,060
Other real estate owned	3,103	3,467
Other assets	13,184	12,085
TOTAL ASSETS	$613,704	$581,894
Liabilities
Deposits :
Noninterest-bearing	$58,433	$52,217
Interest-bearing	448,877	432,067
Total deposits	507,310	484,284

Short-term borrowings	21,518	20,686
Other borrowed funds	21,111	17,618
Accrued interest payable	498	542
Other liabilities	4,323	3,664
TOTAL LIABILITIES	554,760	526,794

Stockholders' Equity
Common stock, $.50 par value; 5,000,000 shares authorized; 1,653,746 shares issued	827	827
Capital surplus	5,834	6,451
Retained earnings	51,422	48,193
Accumulated other comprehensive income	2,073	1,696
Treasury stock, at cost (29,940 and 54,100 shares)	(1,212)	(2,067)
TOTAL STOCKHOLDERS' EQUITY	58,944	55,100
TOTAL LIABILITES AND STOCKHOLDERS' EQUITY	$613,704	$581,894

See accompanying notes to the unaudited consolidated financial statements.

Dimeco, Inc.

CONSOLIDATED STATEMENT OF INCOME (unaudited)

	For the three months ended September 30,		For the nine months ended September 30,
(in thousands, except per share)	2012	2011	2012	2011
Interest Income
Interest and fees on loans	$6,103	$5,721	$17,665	$16,681
Investment securities:
Taxable	279	327	923	937
Exempt from federal income tax	315	305	944	898
Other	2	1	7	8
Total interest income	6,699	6,354	19,539	18,524

Interest Expense
Deposits	861	1,016	2,698	3,221
Short-term borrowings	21	29	71	90
Other borrowed funds	176	206	542	639
Total interest expense	1,058	1,251	3,311	3,950

Net Interest Income	5,641	5,103	16,228	14,574

Provision for loan losses	650	1,300	2,000	2,000

Net Interest Income After Provision for Loan Losses	4,991	3,803	14,228	12,574

Noninterest Income
Service charges on deposit accounts	218	260	674	788
Mortgage loans held for sale gains, net	104	75	428	223
Investment securities gains (losses)	-	14	109	(14)
Brokerage commissions	220	156	550	494
Earnings on bank-owned life insurance	110	110	326	323
Debit card fees	169	160	479	451
Other income	244	157	629	610
Total noninterest income	1,065	932	3,195	2,875

Noninterest Expense
Salaries and employee benefits	1,942	1,752	5,768	5,372
Occupancy expense, net	277	282	854	853
Furniture and equipment expense	101	107	301	325
Professional fees	181	144	577	637
Data processing expense	163	173	489	530
Other expense	1,052	839	2,879	2,539
Total noninterest expense	3,716	3,297	10,868	10,256

Income before income taxes	2,340	1,438	6,555	5,193
Income taxes	593	256	1,558	1,075

NET INCOME	$1,747	$1,182	$4,997	$4,118

Earnings per Share - basic	$1.09	$0.73	$3.12	$2.56
Earnings per Share - diluted	$1.09	$0.73	$3.12	$2.56
Dividends per share	$0.36	$0.36	$1.08	$1.08
Average shares outstanding - basic	1,600,248	1,623,718	1,599,848	1,606,811
Average shares outstanding - diluted	1,609,699	1,625,183	1,602,137	1,608,112

See accompanying notes to the unaudited consolidated financial statements.

Dimeco, Inc.

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (unaudited)

	For the three months ended September 30,		For the nine months ended September 30,
	2012	2011	2012	2011
Net income	$1,747	$1,182	$4,997	$4,118
Other comprehensive income:
Unrealized gain on available for sale securities	357	742	681	1,774
Tax expense	(121)	(252)	(232)	(603)
	236	490	449	1,171
Loss (gain) recognized in earnings	-	(14)	(109)	14
Tax (benefit) expense	-	5	37	(5)
	-	(9)	(72)	9
Other comprehensive income, net of tax	236	481	377	1,180
Comprehensive income	$1,983	$1,663	$5,374	$5,298

See accompanying notes to the unaudited consolidated financial statements.

Dimeco, Inc.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (unaudited)

				Accumulated
				Other		Total
	Common	Capital	Retained	Comprehensive	Treasury	Stockholders'
(in thousands)	Stock	Surplus	Earnings	Income	Stock	Equity
Balance, December 31, 2011	$827	$6,451	$48,193	$1,696	$(2,067)	$55,100

Net income			4,997			4,997
Unrealized gain on available for sale securities, net of tax expense of $194				377		377
Stock compensation expense		229				229

Acquisition of shares for the restricted stock plan		(846)			855	9
Cash dividends ($1.08 per share)			(1,768)			(1,768)

Balance, September 30, 2012	$827	$5,834	$51,422	$2,073	$(1,212)	$58,944

See accompanying notes to the unaudited consolidated financial statements.

Dimeco, Inc.

CONSOLIDATED STATEMENT OF CASH FLOWS (unaudited)

	For the nine months ended September 30,
(in thousands)	2012	2011
Operating Activities
Net income	$4,997	$4,118
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	2,000	2,000
Depreciation and amortization	666	669
Amortization of premium and discount on investment securities, net	664	429
Amortization of net deferred loan origination fees	(165)	(175)
Investment securities (gains) losses, net	(109)	14
Origination of loans held for sale	(15,692)	(9,066)
Proceeds from sale of loans	15,551	9,289
Mortgage loans held for sale gains, net	(428)	(223)
Impairment of other real estate owned	175	-
Loss on sale of other real estate owned	7	1
Increase in accrued interest receivable	(310)	(90)
Decrease in accrued interest payable	(44)	(169)
Deferred federal income taxes	(215)	(535)
Earnings on bank-owned life insurance	(326)	(323)
Decrease in prepaid FDIC insurance	362	404
Stock compensation expense	229	26
Other, net	(965)	(143)
Net cash provided by operating activities	6,397	6,226

Investing Activities
Investment securities available for sale:
Proceeds from sales or mergers	4,218	1,098
Proceeds from maturities or paydowns	78,621	85,631
Purchases	(84,397)	(91,593)
Redemption of Federal Home Loan Bank stock	420	47
Purchase of Federal Home Loan Bank stock	(371)	(526)
Net increase in loans	(32,699)	(23,254)
Investment in limited partnership	(425)	(262)
Purchase of bank-owned life insurance	-	(141)
Proceeds from the sale of other real estate owned	860	34
Purchase of premises and equipment	(231)	(115)
Net cash used for investing activities	(34,004)	(29,081)

Financing Activities
Net increase in deposits	23,026	13,940
Increase in short-term borrowings	832	11,727
Proceeds from other borrowed funds	6,500	2,500
Repayment of other borrowed funds	(3,007)	(3,942)
Proceeds from exercise of stock options	-	49
Cash dividends paid	(1,762)	(1,726)
Net cash provided by financing activities	25,589	22,548
Decrease in cash and cash equivalents	(2,018)	(307)

Cash and cash equivalents at beginning of period	9,923	10,652
Cash and cash equivalents at end of period	$7,905	$10,345

Amount paid for interest	$3,355	$4,119
Amount paid for income taxes	$2,250	$1,192

Noncash investing activities:
Transfer of loans to other real estate owned	$678	$3,267
Loans to facilitate sale of other real estate owned	$1,100	$40
Changes in the unrealized holding gains and losses on available-for-sale securities	$572	$1,788
Investment purchases not settled	$490	$-

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

Recent Accounting Pronouncements

In May 2011, the FASB issued ASU 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs. The amendments in this Update result in common fair value measurement and disclosure requirements in U.S. GAAP and IFRSs. Consequently, the amendments change the wording used to describe many of the requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements. The amendments in this Update are to be applied prospectively. For public entities, the amendments are effective during interim and annual periods beginning after December 15, 2011. For nonpublic entities, the amendments are effective for annual periods beginning after December 15, 2011. Early application by public entities is not permitted. The Company has provided the necessary disclosures in Notes 6 and 7.

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

Stock Options

The Company maintains a stock option plan for key officers and non-employee directors. There were no options granted in the first nine months of 2012. In September 2011, the Board of Directors granted 52,900 incentive stock options, 21,600 non-qualified stock options and 24,460 restricted stock grants to officers and directors.

As of September 30, 2012, the following was expensed as compensation expense relating to share-based compensation (in thousands):

	Directors	Officers	Total
Stock options	$24	$23	$47
Restricted Stock	$91	$91	$182

For the first nine months of 2012, the Company recognized $229 of compensation expense for stock options and restricted stock awards granted on September 21, 2011. This expense was $26 for the first nine months of 2011.

As of September 30, 2012, the following is unrecognized compensation expense (in thousands):

	Directors	Officers	Total
Stock options	$29	$118	$147
Restricted stock	$112	$470	$582

A summary of the Company’s stock award activity for the nine months ended September 30 is as follows:

	For the nine months ended September 30,
		Weighted-		Weighted-
		Average		Average
		Exercise		Exercise
	2012	Price	2011	Price

Stock options:
Outstanding, beginning of year	101,414	$35.06	28,342	$35.18
Granted	-	-	74,500	35.00
Exercised	-	-	(1,428)	34.00
Forfeited	(850)	35.00	-	-

Outstanding, end of year	100,564	$35.06	101,414	$35.06

Exercisable at September 30,	48,124	$35.14	26,914	$35.24

Restricted stock awards:
Nonvested, beginning of year	24,460	$35.00	-
Granted	-	-	24,460	$35.00
Vested	(6,920)	35.00	-
Exercised	-	-	-
Forfeited	(300)	35.00	-

Nonvested, September 30,	17,240	$35.00	24,460	$35.00

Total intrinsic value of restricted shares granted		$672,360		$831,640

The following table summarizes characteristics of stock options outstanding at September 30, 2012:

	Outstanding			Exercisable
		Average	Average		Average
Exercise		Remaining	Exercise		Exercise
Price	Shares	Life	Price	Shares	Price

$32.55	2,000	1.10	$32.55	2,000	$32.55
$34.00	6,284	3.21	$34.00	6,284	$34.00
$35.00	73,650	8.98	$35.00	21,210	$35.00
$35.95	18,630	2.98	$35.95	18,630	$35.95

Total	100,564		Total	48,124

NOTE 2 – EARNINGS PER SHARE

There are no convertible securities which would affect the numerator in calculating basic and diluted earnings per share; therefore, net income as presented on the Consolidated Statement of Income (unaudited) will be used as the numerator. The following table sets forth the composition of the weighted-average common shares (denominator) used in the basic and diluted earnings per share computation:

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
Weighted average common stock outstanding	1,653,746	1,653,358	1,653,746	1,652,668
Average treasury stock	(51,999)	(54,100)	(53,395)	(54,100)
Average unearned nonvested shares	(1,499)	24,460	(503)	8,243
Weighted average common stock and common stock equivalents used to calculate basic earnings per share	1,600,248	1,623,718	1,599,848	1,606,811
Additional common stock equivalents (nonvested stock) used to calculate diluted earnings per share	836	1,194	-	402
Additional common stock equivalents (stock options) used to calculate diluted earnings per share	8,614	271	2,289	899
Weighted average common stock and common stock equivalents used to calculate diluted earnings per share	1,609,698	1,625,183	1,602,137	1,608,112

Options to purchase 16,928 shares of common stock at a price greater than the current market value were outstanding at September 30, 2012 but were not included in the computation of diluted earnings per share because to do so would have been antidilutive. There were options to purchase shares outstanding at September 30, 2011 of 74,500 which would have an antidilutive effect on earnings per share.

NOTE 3 – INVESTMENTS

The amortized cost and estimated fair value of investment securities are summarized as follows (in thousands):

	September 30, 2012
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
AVAILABLE FOR SALE
U.S. government agencies	$8,049	$205	$-	$8,254
Mortgage-backed securities of government - sponsored entities	27,683	772	(11)	28,444
Collateralized mortgage obligations of government - sponsored entities	6,951	12	(59)	6,904
Obligations of states and political subdivisions:
Taxable	1,436	172	-	1,608
Tax-exempt	34,497	1,606	(12)	36,091
Corporate securities	6,219	383	(2)	6,600
Commercial paper	9,246	-	-	9,246
Total debt securities	94,081	3,150	(84)	97,147

Equity securities of financial institutions	461	107	(31)	537
Total	$94,542	$3,257	$(115)	$97,684

	December 31, 2011
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
AVAILABLE FOR SALE
U.S. government agencies	$10,999	$195	$(3)	$11,191
Mortgage-backed securities of government - sponsored entities	28,119	499	(40)	28,578
Collateralized mortgage obligations of government - sponsored entities	5,233	7	(65)	5,175
Obligations of states and political subdivisions:
Taxable	1,440	142	-	1,582
Tax-exempt	31,085	1,425	(2)	32,508
Corporate securities	3,686	400	(4)	4,082
Commercial paper	11,998	-	-	11,998
Total debt securities	92,560	2,668	(114)	95,114

Equity securities of financial institutions	489	62	(46)	505
Total	$93,049	$2,730	$(160)	$95,619

The following table shows the Company’s fair value and gross unrealized losses, aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position (in thousands):

	September 30, 2012
	Less than Twelve Months		Twelve Months or Greater		Total
	Estimated	Gross	Estimated	Gross	Estimated	Gross
	Market	Unrealized	Market	Unrealized	Market	Unrealized
	Value	Losses	Value	Losses	Value	Losses

Mortgage-backed securities of government - sponsored entities	$1,909	$11	$-	$-	$1,909	$11
Collateralized mortgage obligations of government - sponsored entities	3,578	57	719	2	4,297	59
Obligations of states and political subdivisions	1,933	12	-	-	1,933	12
Corporate securities	993	2	-	-	993	2
Total debt securities	8,413	82	719	2	9,132	84
Equity securities of financial institutions	81	4	74	27	155	31
Total	$8,494	$86	$793	$29	$9,287	$115

	December 31, 2011
	Less than Twelve Months		Twelve Months or Greater		Total
	Estimated	Gross	Estimated	Gross	Estimated	Gross
	Market	Unrealized	Market	Unrealized	Market	Unrealized
	Value	Losses	Value	Losses	Value	Losses

U.S. Government agencies	$348	$2	$456	$1	$804	$3
Mortgage-backed securities of government - sponsored entities	5,678	25	1,407	15	7,085	40
Collateralized mortgage obligations of government - sponsored entities	4,685	65	-	-	4,685	65
Obligations of states and political subdivisions	-	-	300	2	300	2
Corporate securities	236	4	-	-	236	4
Total debt securities	10,947	96	2,163	18	13,110	114
Equity securities of financial institutions	106	12	96	34	202	46
Total	$11,053	$108	$2,259	$52	$13,312	$160

The Company reviews its position quarterly and has asserted that at September 30, 2012, the declines outlined in the above table represent temporary declines and the Company does not intend to sell and does not believe it will be required to sell these securities before recovery of its cost basis, which may be at maturity. There were 21 positions that were temporarily impaired at September 30, 2012 and 29 at December 31, 2011. The Company has concluded that the unrealized losses disclosed above are not other than temporary, but are the result of interest rate changes, sector credit ratings changes or company-specific ratings changes that are not expected to result in the non-collection of principal and interest during the period in consideration for debt securities. Determination of other than temporary losses in the financial services equity portfolio includes consideration of the length of time in a loss position, analysis of the capital structure of the entity and review of publicly available regulatory actions and published financial reports.

The following table is a summary of proceeds received, gross gains and gross losses realized on the sale, call or merger of investment securities for the three months ended September 30 (in thousands):

	2012	2011
Total proceeds	$1,170	$1,032
Total gross gain	$-	$14
Total gross losses	$-	$-

The following table is a summary of proceeds received; gross gains and gross losses realized on the sale, call or merger of investment securities for the nine months ended September 30 (in thousands):

	2012	2011
Total proceeds	$4,218	$1,098
Total gross gain	$109	$18
Total gross losses	$-	$3
Other than temporarily impaired expense	$-	$29

The amortized cost and estimated fair value of debt securities at September 30, 2012, by contractual maturity, are shown below. Expected maturities of mortgage-backed securities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepay penalties (in thousands):

	Available for Sale
	Amortized	Fair
	Cost	Value
Due in one year or less	$22,845	$23,029
Due after one year through five years	29,606	30,336
Due after five years through ten years	24,676	26,063
Due after ten years	16,954	17,719
Total debt securities	$94,081	$97,147

NOTE 4 – LOANS

Major classifications of loans at September 30, 2012 and December 31, 2011 are as follows (in thousands):

	September 30, 2012	December 31, 2011
Loans secured by real estate:
Construction and development	$17,649	$14,571
Secured by farmland	3,466	3,585
Secured by 1-4 family residential properties:
Revolving, open-end loans	11,611	11,215
All other 1-4 family	89,039	87,088
Secured by non-farm, non-residential properties	283,776	269,248

Commercial and industrial loans	55,330	45,312

Loans to individuals for household, family and other personal expenditures:
Ready credit loans	510	494
Other consumer loans	8,222	9,327

Other loans:
Agricultural loans	1,338	955
All other loans	6,190	5,459
Total loans	477,131	447,254

Allowance for loan losses	8,019	8,316

Total Net Loans	$469,112	$438,938

NOTE 5 – ALLOWANCE FOR LOAN LOSSES

The total allowance reflects management's estimate of loan losses inherent in the loan portfolio at the balance sheet date. The Company considers the allowance for loan losses adequate to cover loan losses inherent in the loan portfolio. The following table presents by portfolio segment, the allowance for loan losses as of September 30, 2012 and September 30, 2011 (in thousands):

	Three months ended Sepetmber 30, 2012
		Construction &	Commercial		Residential
	Commercial	Development	Real Estate	Consumer	Real Estate	Total
Allowance for loan losses:
Beginning balance	$606	$321	$7,169	$136	$913	$9,145
Charge-offs	(30)	-	(1,949)	(74)	(176)	(2,229)
Recoveries	-	-	435	15	3	453
Provision	66	99	179	62	244	650
Ending balance	$642	$420	$5,834	$139	$984	$8,019

	Three months ended September 30, 2011
		Construction &	Commercial		Residential
	Commercial	Development	Real Estate	Consumer	Real Estate	Total
Allowance for loan losses:
Beginning balance	$609	$328	$5,112	$206	$1,088	$7,343
Charge-offs	-	-	(104)	(63)	(52)	(219)
Recoveries	2	-	-	17	1	20
Provision	(80)	(96)	1,528	13	(65)	1,300
Ending balance	$531	$232	$6,536	$173	$972	$8,444

	Nine months ended September 30, 2012
		Construction &	Commercial		Residential
	Commercial	Development	Real Estate	Consumer	Real Estate	Total
Allowance for loan losses:
Beginning balance	$474	$283	$6,425	$158	$976	$8,316
Charge-offs	(97)	-	(2,254)	(127)	(298)	(2,776)
Recoveries	1	-	435	38	5	479
Provision	264	137	1,228	70	301	2,000
Ending balance	$642	$420	$5,834	$139	$984	$8,019

	Nine months ended September 30, 2011
		Construction &	Commercial		Residential
	Commercial	Development	Real Estate	Consumer	Real Estate	Total
Allowance for loan losses:
Beginning balance	$634	$223	$5,719	$194	$971	$7,741
Charge-offs	(262)	-	(851)	(181)	(52)	(1,346)
Recoveries	2	-	-	40	7	49
Provision	157	9	1,668	120	46	2,000
Ending balance	$531	$232	$6,536	$173	$972	$8,444

The following tables summarize the allowance for loan losses on the basis of the Company’s impairment method as of September 30, 2012 and December 31, 2011 (in thousands):

	September 30, 2012
		Construction &	Commercial		Residential
	Commercial	Development	Real Estate	Consumer	Real Estate	Total
Ending allowance balance:
Loans individually evaluated for impairment	$-	$-	$1,717	$-	$-	$1,717

Loans collectively evaluated for impairment	642	420	4,117	139	984	6,302
Total	$642	$420	$5,834	$139	$984	$8,019

Ending loan balance:
Loans individually evaluated for impairment	$375	$-	$14,239	$-	$276	$14,889

Loans collectively evaluated for impairment	62,483	17,649	273,003	8,732	100,374	462,242
Total	$62,858	$17,649	$287,242	$8,732	$100,650	$477,131

	December 31, 2011
		Construction &	Commercial		Residential
	Commercial	Development	Real Estate	Consumer	Real Estate	Total
Ending allowance balance:
Loans individually evaluated for impairment	$-	$-	$3,626	$-	$-	$3,626

Loans collectively evaluated for impairment	474	283	2,799	158	976	$4,690
Total	$474	$283	$6,425	$158	$976	$8,316

Ending loan balance:
Loans individually evaluated for impairment	$-	$1,105	$16,041	$-	$276	$17,422

Loans collectively evaluated for impairment	51,726	13,466	256,792	9,821	98,027	429,832
Total	$51,726	$14,571	$272,833	$9,821	$98,303	$447,254

Credit Quality Information

The following tables represent credit exposures by assigned grades as of September 30, 2012 and December 31, 2011. The grading analysis estimates the capability of the borrower to repay the contractual obligations of the loan agreements as scheduled or at all. The Company's internal credit risk grading system is based on experiences with similarly graded loans.

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

Loans are graded by either independent loan review or internal review. Internally reviewed loans were assigned a risk weighting by the loan officer and approved by the loan committee, but have not undergone a formal loan review by an independent party. These loans are typically smaller dollar balances that have not experienced delinquency issues. Balances include gross loan value before unearned income and excluding overdrafts as of September 30, 2012 and December 31, 2011 (in thousands):

	September 30, 2012
		Construction &	Commercial		Residential
	Commercial	Development	Real Estate	Consumer	Real Estate	Total
Loans Independently Reviewed:
Pass	$20,779	$1,481	$152,831	$48	$7,397	$182,536
Special Mention	414	2,395	8,787	39	587	12,222
Substandard	3,341	2,426	31,536	54	2,510	39,867
Doubtful	17	-	-	-	-	17
Loss	-	-	-	-	-	-

Total	$24,551	$6,302	$193,154	$141	$10,494	$234,642

Loans Internally Reviewed:
Pass	$38,000	$11,350	$94,623	$8,584	$90,800	$243,357
Special Mention	-	-	-	-	-	-
Substandard	-	-	410	8	92	510
Doubtful	-	-	-	-	-	-
Loss	-	-	-	-	-	-

Total	$38,000	$11,350	$95,033	$8,592	$90,892	$243,867

	December 31, 2011
		Construction &	Commercial		Residential
	Commercial	Development	Real Estate	Consumer	Real Estate	Total
Loans Independently Reviewed:
Pass	$20,136	$1,914	$158,723	$57	$8,172	$189,002
Special Mention	417	1,635	9,021	57	618	11,749
Substandard	2,660	3,531	34,192	50	2,389	42,822
Doubtful	17	-	-	-	-	17
Loss	-	-	-	-	-	-

Total	$23,230	$7,080	$201,936	$164	$11,179	$243,589

Loans Internally Reviewed:
Pass	$28,365	$7,502	$71,850	$9,660	$87,318	$204,695
Special Mention	-	-	-	-	-	-
Substandard	-	-	-	-	-	-
Doubtful	-	-	-	-	-	-
Loss	-	-	-	-	-	-

Total	$28,365	$7,502	$71,850	$9,660	$87,318	$204,695

Age Analysis of Past Due Loans by Class

The following is a table which includes an aging analysis of the recorded investment of past due loans as of September 30, 2012 and December 31, 2011 including loans which are in nonaccrual status (in thousands):

	September 30, 2012
							Recorded
							Investment >
	30-59 Days	60-89 Days	90 Days	Total Past		Total	90 Days and
	Past Due	Past Due	Or Greater	Due	Current	Loans	Accruing

Commercial	$664	$1,096	$171	$1,931	$60,927	$62,858	$-
Construction and development	-	106	-	106	17,543	17,649	-
Commercial real estate	5,023	1,936	4,185	11,144	276,098	287,242	190
Consumer	83	41	31	155	8,577	8,732	-
Residential real estate	1,446	131	776	2,353	98,297	100,650	82

Total	$7,216	$3,310	$5,163	$15,689	$461,442	$477,131	$272

	December 31, 2011
							Recorded
							Investment >
	30-59 Days	60-89 Days	90 Days	Total Past		Total	90 Days and
	Past Due	Past Due	Or Greater	Due	Current	Loans	Accruing

Commercial	$248	$214	$200	$662	$51,064	$51,726	$163
Construction and development	-	-	-	-	14,571	14,571	-
Commercial real estate	175	1,611	4,526	6,312	266,521	272,833	346
Consumer	180	32	35	247	9,574	9,821	2
Residential real estate	790	191	695	1,676	96,627	98,303	40

Total	$1,393	$2,048	$5,456	$8,897	$438,357	$447,254	$551

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

The following tables include the recorded investment and unpaid principal balances for impaired loans with the associated allowance amount, if applicable, as of September 30, 2012 and December 31, 2011 (in thousands):

	September 30, 2012
		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
	Investment	Balance	Allowance	Investment	Recognized

With no related allowance recorded:
Commercial	$375	$375	$-	$311	$-
Construction and development	-	-	-	-	-
Commercial real estate	8,388	9,232	-	7,284	135
Residential real estate	276	276	-	276	-

With an allowance recorded:
Commercial real estate	5,851	5,851	1,717	7,521	-

Total:	$14,889	$15,733	$1,717	$15,392	$135

	December 31, 2011
		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
	Investment	Balance	Allowance	Investment	Recognized

With no related allowance recorded:
Construction and development	$-	$-	$-	$-	$-
Commercial	$-	$-	$-	$-	$-
Construction and development	1,105	1,105	-	356	-
Commercial real estate	6,364	7,314	-	882	-
Residential real estate	276	276	-	64	-

With an allowance recorded:
Commercial real estate	9,677	9,677	3,626	7,529	-

Total:	$17,422	$18,372	$3,626	$8,831	$-

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

In the following table are loans, presented by class, on nonaccrual status as of September 30, 2012 and December 31, 2011 (in thousands):

	September 30, 2012	December 31, 2011

Commercial	$181	$38
Construction and development	-	1,105
Commercial real estate	9,666	11,669
Consumer	54	48
Residential real estate	958	655

Total	$10,859	$13,515

Troubled Debt Restructurings

Loan modifications that are considered troubled debt restructurings completed during the year are as follows (dollars in thousands):

	Three months ended September 30, 2012			Nine months ended September 30, 2012
		Pre-	Post-		Pre-	Post-
		Modification	Modification		Modification	Modification
		Outstanding	Outstanding		Outstanding	Outstanding
	Number of	Recorded	Recorded	Number of	Recorded	Recorded
	Contracts	Investment	Investment	Contracts	Investment	Investment
Commercial	1	$52	$52	2	$440	$440
Residential real estate	1	66	66	4	296	296

Total	2	$118	$118	6	$736	$736

The commercial modification was a consolidation of two loans at current market rates. There was no principal reduction made. The residential real estate loans were modified by lowering the stated interest rate on the original loans. No principal reduction was made. Additional interest income of $6 would have been recognized at the original interest rate compared to the adjusted interest rate on all of the above loans. There were no defaults on any loans which were restructured since 2011.

	Three months ended September 30, 2011			Nine months ended September 30, 2011
		Pre-	Post-		Pre-	Post-
		Modification	Modification		Modification	Modification
		Outstanding	Outstanding		Outstanding	Outstanding
	Number of	Recorded	Recorded	Number of	Recorded	Recorded
	Contracts	Investment	Investment	Contracts	Investment	Investment
Commercial	-	$-	$-	3	$4,202	$4,202
Residential real estate	-	-	-	4	421	421

Total	-	$-	$-	7	$4,623	$4,623

The restructuring of the commercial real estate loans was the result of lowering the payment amount for a period of time and did not include any change in principal balance or interest rate. The residential real estate loans were modified by lowering the stated interest rate on the original loans. No principal reduction was made. Additional interest income of $4 would have been recognized for the nine months ended September 30, 2011 at the original interest rate as compared to the adjusted interest rate on the residential real estate loans.

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

The following is a description of the valuation methodologies the Company uses for financial instruments recorded at fair value on either a recurring or nonrecurring basis:

Securities Available for Sale

Securities available for sale consists of both debt and equity securities. These securities are recorded at fair value on a recurring basis. At September 30, 2012 and December 31, 2011, all of these securities used valuation methodologies involving market based or market derived information, collectively Level I and Level II measurements, to measure fair value.

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

The following tables present the assets reported on the consolidated statements of financial condition at their fair value as of September 30, 2012 and December 31, 2011 by level within the fair value hierarchy. As required by ASC 820, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement (in thousands).

	September 30, 2012
	Level I	Level II	Level III	Total
Assets:
U.S. government agencies	$-	$8,254	$-	$8,254
Mortgage-backed securities of government - sponsored entities	-	28,444	-	28,444
Collateralized mortgage obligations of government - sponsored entities	-	6,904	-	6,904
Obligations of states and political subdivisions:
Taxable	-	1,608	-	1,608
Tax-exempt	-	36,091	-	36,091
Corporate securities	-	6,600	-	6,600
Commercial paper	9,246	-	-	9,246
Total debt securities	9,246	87,901	-	97,147
Equity securities of financial institutions	537	-	-	537
Total	$9,783	$87,901	$-	$97,684

	December 31, 2011
	Level I	Level II	Level III	Total
Assets:
U.S. government agencies	$-	$11,191	$-	$11,191
Mortgage-backed securities of government - sponsored entities	-	28,578	-	28,578
Collateralized mortgage obligations of government - sponsored entities	-	5,175	-	5,175
Obligations of states and political subdivisions:
Taxable	-	1,582	-	1,582
Tax-exempt	-	32,508	-	32,508
Corporate securities	-	4,082	-	4,082
Commercial paper	11,998	-	-	11,998
Total debt securities	11,998	83,116	-	95,114
Equity securities of financial institutions	505	-	-	505
Total	$12,503	$83,116	$-	$95,619

The following table presents the assets measured on a nonrecurring basis on the consolidated statements of financial condition at their fair value as of September 30, 2012 and December 31, 2011, by level within the fair value hierarchy. Impaired loans that are collateral dependent are written down to fair value through the establishment of specific reserves. Techniques used to value the collateral that secure the impaired loan include: quoted market prices for identical assets classified as Level I inputs; observable inputs, employed by certified appraisers, for similar assets classified as Level II inputs. For mortgage servicing rights, the fair value is estimated by discounting future cash flows using current market inputs at which loans with similar terms and qualities would be made to borrowers of similar credit quality. In cases where valuation techniques included inputs that are unobservable and are based on estimates and assumptions developed by management based on the best information available under each circumstance, the asset valuation is classified as Level III inputs (in thousands).

	September 30, 2012
	Level I	Level II	Level III	Total
Assets measured on a nonrecurring basis:

Impaired loans	$-	$-	$13,172	$13,172
Other real estate owned	$-	$-	$3,103	$3,103
Mortgage servicing rights	$-	$-	$526	$526

	December 31, 2011
	Level I	Level II	Level III	Total
Assets measured on a nonrecurring basis:

Impaired loans	$-	$-	$13,796	$13,796
Other real estate owned	$673	$-	$2,794	$3,467
Mortgage servicing rights	$-	$-	$540	$540

The following table provides information describing the valuation processes used to determine nonrecurring fair value measurements categorized within Level III of the fair value hierarchy (in thousands):

		Valuation	Unobservable
	Fair Value	Technique	Input	Range
Impaired loans	$13,172	Propery appraisals	Management discount for property type and recent market volatality	10% - 30% discount
		Discounted cash flows	Market Rates	3.75%
Other real estate owned	$3,103	Property appraisals	Management discount for property type and recent market volatality	10% - 30% discount
Mortgage servicing rights	$526	Discounted cash flows	Computer pricing model with estimated prepayment speeds	4.9 - 22.0 CPR

NOTE 7 – FAIR VALUE DISCLOSURE

The estimated fair values of the Company’s financial instruments are as follows (in thousands):

	September 30, 2012
					Total Fair
	Carrying Value	Level I	Level II	Level III	Value
Financial Assets:
Cash and cash equivalents	$7,905	$7,905	$-	$-	$7,905
Investment securities	97,684	9,783	87,901	-	97,684
Fixed annuity	1,616	1,616	-	-	1,616
Loans held for sale	569	569	-	-	569
Net loans	477,131	-	-	495,620	495,620
Accrued interest receivable	2,115	2,115	-	-	2,115
Regulatory stock	2,131	2,131	-	-	2,131
Bank-owned life insurance	10,334	10,334	-	-	10,334
Mortgage servicing rights	526	-	-	526	526

Financial liabilities:
Deposits	$507,310	$-	$-	$509,886	$509,886
Short-term borrowings	21,518	-	21,518	-	21,518
Other borrowed funds	21,111	-	22,592	-	22,592
Accrued interest payable	498	498	-	-	498

	December 31, 2011
	Carrying Value	Fair Value
Financial Assets:
Cash and cash equivalents	$9,923	$9,923
Investment securities	95,619	95,619
Fixed annuity	1,581	1,581
Net loans	438,938	460,705
Accrued interest receivable	1,805	1,805
Regulatory stock	2,180	2,180
Bank-owned life insurance	10,060	10,060
Mortgage servicing rights	540	540

Financial liabilities:
Deposits	$484,284	$486,913
Short-term borrowings	20,686	20,685
Other borrowed funds	17,618	19,171
Accrued interest payable	542	542

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

Financial Condition

Total assets at September 30, 2012 were $613,704,000, an increase of $31,810,000 or 5.5% over balances at December 31, 2011.

Total cash and cash equivalents declined $2,018,000 or 20.3%. Interest-bearing balances due from other banks declined $3,479,000 or 76.0%, primarily due to the transfer of funds to other higher yielding assets during the first nine months of 2012. We did increase balances at the Federal Reserve Bank of Philadelphia (the “Fed”) $1,778,000 or 51.6% in order to accommodate the check clearing process.

Investment securities available for sale increased $2,065,000 or 2.2 % from balances at December 31, 2011. Our philosophy for investments is that we purchase bonds to gain the most attractive return using not only the interest rate offered but also the projected value of the bond as interest rates vary over time. Tax-exempt municipal bonds increased $3,583,000 or 11.0% throughout the first nine months of 2012 as we located bonds to fit our portfolio. Balances of U.S. government agency bonds decreased $2,937,000 or 26.2% from monthly principal payments on SBA bonds along with the sale of a $1,000,000 bond where we recognized a gain of $41,000, combined with a call of $1,000,000 on a bond in the second quarter. Balances of corporate bonds increased $2,518,000 or 61.7% with purchases of shorter term bonds that fit our investment needs. Offsetting these increases was a decrease of $2,752,000 or 22.9% in commercial paper. Commercial paper is included in our portfolio as an alternative to keeping balances in interest-bearing deposits at other banks; these investments return better interest rates and are also used to pledge for municipal deposits and repurchase agreements as needed and vary in amount as the need for cash changes.

Total loans increased $29,877,000 or 6.7% during the first three quarters of 2012. The largest increase was in the balance of commercial real estate loans which grew $14,528,000 or 5.4%. Loans were granted to borrowers in various business segments including chain restaurants, children’s summer camps, grocery stores, and other hotel/restaurants. Commercial loans increased $10,018,000 or 22.1% with loans granted to customers in a variety of businesses and included funds for inventory, equipment, and operating capital. Balances of residential real estate loans increased $1,951,000 or 2.2%. As an employee benefit, the Bank offered a reduced fee product to employees to modify their residential mortgage, buying back several from the secondary market and then holding the modified loan, accounting for $3,803,000. Due to historically low interest rates for residential mortgages, mortgage volume continued to be robust during 2012 with the bank experiencing an increase of $5,693,000 in residential mortgage loan originations during 2012 compared to 2011, with the majority of these sold in the secondary market. Because of increased refinancing, the Bank also experienced payoffs of customers’ original loans which were included in the portfolio at the beginning of the year. A combination of all these factors was responsible for the higher dollar balance of residential loans. Construction and development loans increased $3,078,000 or 21.1% primarily from our involvement in two hotel projects located within the Marcellus Shale region.

The allowance for loan loss with a balance of $8,019,000 declined $297,000 or 3.6% from balances a year earlier. Affecting this balance are $2,297,000 of net loan charge-offs and the provision for loan loss expense for the nine months of $2,000,000. The information regarding these elements of the balance is included in Footnote 5 – Allowance for Loan Losses. In the third quarter of 2012, one of the loans that were charged-off was a commercial real estate loan in the amount of $1,842,000. The amount of this charge-off was included in the allowance for loan loss at the time, serving to lower the balance of the allowance while maintaining the appropriate level in the allowance for loan loss.

Total deposits increased $23,026,000 or 4.8% at September 30, 2012 from balances at the end of 2011. Noninterest-bearing deposits increased $6,216,000 or 11.9% during the period. This growth was primarily due to temporary seasonal increases for several commercial customers, including local tax collectors, which will be drawn down as the year progresses. Interest-bearing deposits increased $16,810,000 or 3.9%. The greatest growth was in interest-bearing checking accounts, showing an increase of $20,812,000 or 38.3% at September 30, 2012 compared to the end of 2011. The majority of this increase is real estate tax collections which every year are typically moved to certificates of deposit in October along with temporary growth of deposits for other customers; we expect both to draw down balances by year end. Savings balances increased $4,293,000 or 9.9%; we are noticing that customers in general have increased their balances with no one reason for having greater balances. Certificates of deposit decreased $8,983,000 or 3.4% from year end balances. The primary reason is a net decline of $27,225,000 in school district certificates of deposits that matured during the period, as is consistent with our experience in previous years. The Bank received a $9,000,000 certificate of deposit balance from another municipal customer which will be used for construction beginning in 2013. In addition, as an element of our liquidity planning, we have increased balances of brokered certificates of deposit by $12,349,000 in 2012. There is no other specific general occurrence noted for the remaining decrease in balances other than customers choosing other products, including other types of deposits, repurchase agreements or investments.

Short term borrowings increased $832,000 or 4.0% in the first nine months of 2012. Short term borrowings include both securities sold under agreement to repurchase (sweep accounts) and borrowings from the FHLB. The Bank has added five additional banking customers to the sweep program in 2012 and has seen total balances increase $4,632,000 or 31.5%. The balance of overnight borrowings from the FHLB decreased $3,800,000 from balances at year end. We utilize this borrowing for short term cash needs.

Other borrowed funds increased $3,493,000 or 19.8% due to new borrowings of $6,500,000 which were offset by scheduled principal reductions of $3,007,000. The Bank used $4,000,000 of these borrowings to fund one loan, locking in the interest spread. The remaining borrowings totaling $2,500,000 are at favorable current interest rates, used in planning for the eventual increase in interest rates.

Stockholders’ equity increased $3,844,000 or 7.0% during the first three quarters of 2012. Net income of $4,997,000 was offset by dividends declared of $1,768,000. The expense of $229,000 related to option and restricted stock grants along with $9,000 associated the difference in market value of the restricted shares and original cost of treasury stock added to capital surplus during the period. The market value of our investment portfolio increased $377,000 net of income taxes; serving to increase the balance at September 30, 2012 of accumulated other comprehensive income. Regulatory capital ratios remain strong with 12.4% total risk-based capital, 11.1% Tier I capital and a Tier I leverage ratio of 9.5%. The regulatory minimums to be well capitalized for these ratios are 10.0%, 6.0% and 5.0%, respectively.

Results of Operations

Comparison of the three months ended September 30, 2012 and 2011

The Company reported net income of $1,747,000 for the quarter ended September 30, 2012, representing an increase of $565,000 or 47.8% greater than in the third quarter of 2011. The majority of the enhanced earnings came from net interest income, which at $5,641,000 for the third quarter of 2012, was an increase of $538,000 or 10.5% greater than recorded for the third quarter of 2011.

Total interest income increased $345,000 or 5.4% during the third quarter of 2012 compared to the same period in 2011. Interest and fees earned on loans increased $382,000 or 6.7% in 2012 over 2011. The loan portfolio average balance increased by $32,923,000 or 7.5%, while the average interest rate of the portfolio remained constant at 5.2% during each quarterly period. In addition, we would have earned interest of $120,000 on loans that were classified as nonaccrual at September 30, 2012 and $260,000 for loans in nonaccrual status at September 30, 2011.

Interest earned on taxable investment securities was slightly lower in the third quarter of 2012 than the same period in 2011. The average balance of these investments increased $10,569,000 or 20.4% for the third quarter of 2012 compared to a year earlier while the average yield decreased .7% in 2012 as compared to 2011. The decline in interest rate was because bonds which were purchased in higher market interest rate periods matured and were replaced with investments at current, lower interest rates. In addition, we increased the average balance of tax exempt investments by $3,383,000 or 10.6% in the third quarter of 2012 as compared to a year earlier resulting in an increase of $15,000 in income earned on these bonds.

Interest expense declined $193,000 or 15.4% in the third quarter of 2012 as compared to the same period of 2011. Interest paid on deposits declined $155,000 or 15.3% as the average balance of total interest-costing liabilities increased $40,870,000 or 10.2% and the average interest rate paid on these deposits declined .2%. The average balances of time deposits increased $21,230,000 or 9.0% in the third quarter of 2012 as compared to the same quarter of 2011. Simultaneously, the average interest rate paid on those deposits decreased by .3% over the period. Management has increased usage of the CDARS program to acquire certificates of deposit without a reciprocal origination of deposits in our market, resulting in $14,629,000 greater average balances of these funds in the third quarter of 2012 than a year earlier. The average interest rate paid on CDARS deposits was .51% in the third quarter of 2012 when the average interest rate for all certificates of deposit was 1.14%. In the third quarter of 2011, the average rate paid for CDARS deposits was .47% compared to the total for all certificates of deposit of 1.44%. Even though the average interest rate paid for these funds has increased year over year, in each period the cost was significantly lower than rates paid for other deposits. In addition, we continue to see increases in the average balance of other interest-costing deposits while lowering the average interest rate paid for these deposits as the economic stalemate continues.

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

Provision for loan losses were $650,000 or 50.0% less in the third quarter of 2012 than the same quarter of 2011, when we added several collateral dependent loans to impaired status. In the third quarter of 2012 we were able to return some of these loans to performing status. Based on our analysis, we believe that the balance of the allowance for loan losses is adequate.

Total noninterest income of $1,065,000 was $133,000 or 14.3% greater in the third quarter of 2012 than in the same quarter of 2011. Service charges on deposit accounts have continued to decline each quarter over the past few years. This income was $42,000 or 16.2% less in the third quarter of 2012 than a year earlier. This decline is due to both regulatory changes that affected our ability to levy service charges on checking accounts and a general increase in our customer’s diligence in monitoring their balances to avoid service charges on their accounts. Brokerage commissions were $64,000 or 41.0% greater in the third quarter of 2012 than a year earlier. Asset fee-based income has risen due to improved market values of investment securities. In addition, our investment agents have worked diligently to increase their share of our market, and have acquired substantial additional assets to manage. Other noninterest income combines many other sources of revenue for the Company. This revenue increased $87,000 or 55.4% for the third quarter of 2012 compared to the same quarter in 2011. We have an investment in a limited partnership in order to receive federal low income housing tax credits. This partnership records a loss on operations for which we had accrued more than actually incurred for the first nine months of 2012, resulting in an adjustment of $30,000 less in expense in the third quarter of 2012 than in the year before. This adjustment was made as a result of receiving updated financial statements during the quarter. In the third quarter of 2011 we recorded a decline in the market value of mortgage servicing rights of $25,000 that was unmatched in 2012.. Our merchant credit card program recorded $23,000 or 39.8% greater fee income in the third quarter of 2012 than the same period last year. This product is being used by several new restaurant customers along with increased usage by existing customers. Smaller increases in the other components of other noninterest income were responsible for the remaining difference in income.

Salaries and employee benefits increased $190,000 or 10.8% for the third quarter of 2012 as compared to 2011. Wages increased $76,000 or 6.0% in 2012 as compared to 2011 which was primarily due to a combination of the addition of two full time equivalent employees since September 30, 2011 and annual salary increases for all other employees. Costs associated with health insurance increased $93,000 or 81.5% in the third quarter of 2012 compared to the same period in 2011due to timing issues for expenses in the Pennsylvania Bankers Association consortium self-funded health insurance plan. Costs associated with grants in September 2011 of restricted stock and stock options to officers were $24,000 greater for the third quarter of 2012 than the same period of 2011, where there was only one month of expense. The remaining difference is due to smaller variances in other employee benefit accounts.

Other expense increased $213,000 or 25.4% for the third quarter of 2012 compared to the same period in 2011. Costs associated with other real estate owned increased $147,000 or 234.2%. In 2012 we recognized a decline of $129,000 in the value of other real estate owned. There was no similar expense in 2011. In addition, we have incurred $18,000 greater expense in the upkeep of properties that are in other real estate owned status in the third quarter of 2012 than in 2011. In the third quarter of 2012, we incurred expense of $38,000 in connection with the September 2011 grants of restricted stock to directors which was unmatched in 2011. In August 2012, we were approved for participation in the Pennsylvania Educational Improvement Tax Credit Program whereby we receive up to 100% Pennsylvania tax credits for donations to eligible organizations. In 2012, management applied for and received approval for $31,000 greater donations than the previous year. Smaller variances in other expense items were responsible for the remaining differences.

Comparison of the nine months ended September 30, 2012 and 2011

Net income increased $879,000 or 21.3% for the first three quarters of 2012 compared to the same period in 2011. The primary source of additional income was an increase in net interest income, which was offset by changes in other income statement categories.

Interest income of $19,539,000 was $1,015,000 or 5.5% greater than a year earlier. The primary increase in interest income was from interest and fees on loans, which was $984,000 or 5.9% greater than the third quarter of 2011. The average balance of the loan portfolio increased $33,754,000 or 7.9% in the first three quarters of 2012 while the average interest yield on those assets was relatively stable, showing a slight decline of ..1% over the same time frame. We have experienced nearly all of the downward interest rate repricing of variable rate loans since the economy turned in 2008; new loans are booked at current market rates with interest rate floors that generally are the rate at inception.

Interest expense declined $639,000 or 16.2% for the first nine months of 2012 as compared to the same period in 2011. Interest rates were lower in each interest-bearing deposit category with the largest component related to certificates of deposit where the current average interest rate was 1.19%, a decline of 34 basis points from the same period in 2011. The average balance of certificates of deposit was $18,286,000 or 7.6% greater than the same period last year, with the growth mainly related to certificates of deposit in brokered deposits, primarily those generated through CDARS. We have increased usage of this funding source due to their pricing at lower costs than we can obtain in our markets or through other borrowings. The average balance of interest-bearing checking products increased $14,268,000 or 8.9% in the first nine months of 2012 compared to 2011 as the average interest rate paid on the deposits decreased 10 basis points. We have continued to expand relationships and attract more customers to these deposit accounts. As principal reductions were made on FHLB term borrowings, the average balanced declined $1,398,000 or 7.4% and the average interest rate paid decreased 39 basis points, producing a decline of $97,000 or 15.2% in interest expense on other borrowed funds.

Noninterest income increased $320,000 or 11.1% for the first three quarters of 2012 compared to the same period in 2011. Service charges on deposit accounts were $114,000 or 14.5% lower in the current year due to regulatory changes in the process to assess these fees along with our customers increased diligence in monitoring their checking accounts thereby utilizing overdraft protection less frequently. We realized $205,000 or 91.9% greater gains on the sale of mortgage loans in 2012 than in 2011 as mortgage activity, primarily refinancing, increased in this historically low interest rate environment. The sale of investments contributed $109,000 to other income, an increase of $123,000 compared to a net loss of $14,000 in 2011. In 2011 we recognized a charge for other than temporary impairment of $29,000 that was not matched in 2012.

Noninterest expense increased $612,000 or 6.0% in the first nine months of 2012 compared to the same period in 2011. Salaries and employee benefits, the largest noninterest expense for the Company, increased $396,000 or 7.4% in 2012 compared to the same period in 2011. The primary reason for the increase was an increase in wages of$197,000 or 5.3% due to the addition of two full time equivalent employees since September 2011 along with annual salary increases for the existing employees. We recorded $101,000 greater expense in the first nine months of 2012 than the same period of 2011 due to grants of stock and restricted stock options in September 2011.

Professional fees declined $60,000 or 9.4% for the first nine months of 2012 compared to the same period in 2011 primarily due to lower costs associated with delinquent loans and foreclosure actions in the current period than a year earlier. The category of other noninterest expense includes many smaller dollar amount expenses including advertising, bank supplies, telephone, and travel among others. This expense increased $340,000 or 13.4% for the first nine months of 2012 versus the same period in 2011. The largest increase in these expenses was in relation to other real estate owned, which accounted for $176,000 of additional expense and was 72.0% greater than in the same period of 2011. As noted previously, we adjusted the market value of a property listed in other real estate owned in the third quarter of 2012, an expense that was unmatched in 2011. The next largest increase in other noninterest expense was $115,000 related to grants of stock options and restricted stock to outside directors in 2012 which was unmatched in 2011. Offsetting these expenses, the Bank’s assessment for FDIC insurance was $51,000 or 11.6% less than the same period a year earlier. The calculation of this assessment was changed in 2012, resulting in the improvement in this line item.

Liquidity and Cash Flows

To ensure that the Company can satisfy customer credit needs for current and future commitments and deposit withdrawal requirements, we manage the liquidity position by ensuring that there are adequate short-term funding sources available for those needs. Liquid assets consist of cash and due from banks, federal funds sold, interest-bearing deposits with other banks, mortgage loans held for sale and investment securities maturing in one year or less. The following table shows these liquidity sources, minus short-term borrowings, as of September 30, 2012 compared to December 31, 2011:

	September 30	December 31
	2012	2011
( in thousands)
Cash and due from banks	$6,809	$5,348
Interest-bearing deposits with other banks	1,096	4,575
Mortgage loans held for sale	569	-
Investment securities maturing in one year or less, including scheduled principal reductions	24,176	21,884
	32,650	31,807
Less short-term borrowings	21,518	20,686
Net liquidity position	$11,132	$11,121

As a percent of total assets	1.8%	1.9%

In addition, the Bank has the ability to borrow from the Federal Home Loan Bank of Pittsburgh with the maximum borrowing capacity at September 30, 2012 of $222 million with an available balance of $192 million. Other sources of liquidity are cash flows from regularly scheduled payments and prepayments of loans, sales or maturities in the investment portfolio, sales of residential mortgages in the secondary market, operating income, deposit growth and access to lines of credit with correspondent banks. The Consolidated Statement of Cash Flows specifically details the current contribution of each source.

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

Risk Elements

The table below presents information concerning nonperforming assets including nonaccrual loans and loans 90 days or more past due at September 30, 2012 and December 31, 2011. A loan is classified as nonaccrual when, in the opinion of management, there are doubts about collectability of interest and principal. At the time the accrual of interest is discontinued, future income is recognized only the loan meets our criteria for return to accrual status or management determines, by the customer making a series of on time payments, to account for payments using the cash basis.

	September 30, 2012
	Past due 90
	days or
	more and
(in thousands)	accruing	Nonaccrual
Real estate-construction loans	$-	$-
Real estate-mortgage loans	272	10,624
Commercial and industrial loans	-	181
Installment loans to individuals	-	54
Total	$272	$10,859

	December 31, 2011
	Past due 90
	days or
	more and
(in thousands)	accruing	Nonaccrual
Real estate-construction loans	$-	$1,105
Real estate-mortgage loans	386	12,324
Commercial and industrial loans	163	38
Installment loans to individuals	2	48
Total	$551	$13,515

Interest income of $502,000 in the first nine months of 2012 and $414,000 in the same period of 2011 would have been recognized on nonaccrual loans if they had been performing in accordance with their original terms. The Company did not recognize any income on loans in nonaccrual status in 2012 but did recognize $224,000 of interest income on a relationship that made timely payments enabling recognition of interest income on the cash basis in 2011.

Management believes the level of the allowance for loan losses at September 30, 2012 is adequate to cover probable losses inherent in the loan portfolio. The relationship between the allowance for loan losses and outstanding loans is a function of the credit quality and known risk attributed to the loan portfolio. The on-going loan review program, along with management analysis, is used to determine the adequacy of the allowance for loan losses.

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

Statement of Interest Sensitivity Gap

September 30, 2012

	90 days	>90 days	1 - 5
	or less	but < 1 year	years	>5 years	Total
Assets:
Interest-bearing deposits in other banks and federal funds sold	$1,096	$-	$-	$-	$1,096
Mortgage loans held for sale	569	-	-	-	569
Investment securities available for sale (5)	22,256	8,292	27,688	39,448	97,684
Fixed annuity investment	-	-	1,616	-	1,616
Loans (1) (4)	89,533	97,199	106,258	174,076	467,066

Rate sensitive assets	$113,454	$105,491	$135,562	$213,524	$568,031

Liabilities:
Interest-bearing deposits:
Interest-bearing demand (2)	$6,014	$18,795	$50,370	$-	$75,179
Money market (3)	11,339	33,349	22,011	-	66,699
Savings (2)	3,819	11,933	31,980	-	47,732
Time deposits	59,011	116,122	84,134	-	259,267
Short-term borrowings	21,518	-	-	-	21,518
Other borrowings (6)	514	1,576	13,681	5,340	21,111

Rate sensitive liabilities	$102,215	$181,775	$202,176	$5,340	$491,506

Interest sensitivity gap	$11,239	$(76,284)	$(66,614)	$208,184	$76,525
Cumulative gap	$11,239	$(65,045)	$(131,659)	$76,525
Cumulative gap to total assets	1.83%	(10.60)%	(21.45)%	12.47%

(1)	Loans are included in the earlier period in which interest rates are next scheduled to adjust or in which they are due. No adjustment has been made for scheduled repayments or for anticipated prepayments.

(2)	Interest-bearing demand deposits and savings are segmented based on the percentage of decay method. The decay rates used include "90 days or less" 8%, " >90 days but <1 year" 25% and "1-5 years" 67%.

(3)	Money market deposits are segmented based on the percentage of decay method. The decay rates used include "90 days or less" 17%, ">90 days but < 1 year" 50% and "1-5 years" 33%.
(4)	Does not include loans in nonaccrual status, deposit overdrafts, unposted items or deferred fees on loans.

(5)	Variable interest rate investments are included in the period in which interest rates are next scheduled to adjust, while fixed interest rate investments are included in each period according to the contractual repayment schedule.
(6)	Borrowings are included in each period according to the contractual repayment schedule.

As this report shows, the Company was liability sensitive in the one year period at September 30, 2012 with $65,045,000 of liabilities maturing or repricing before assets in this timeframe. We expect that interest rates will increase at some point; and as that occurs, the variable interest rate loans will reprice upward. In the meantime, there will be some level of downward repricing in time deposits as those liabilities mature and are replaced with certificates of deposit at the current, lower rates. We would also expect liabilities to extend in maturity as interest rates increase, offering customers a more significant benefit to extend.

The second report used to monitor interest rate risk is the Analysis of Sensitivity to Changes in Market Interest Rates. This tool attempts to determine the affect on income of various shifts in the interest rate environment. We have presented this analysis for three different scenarios, a change in rates of 100, 200 or 300 basis points in order to offer a more in-depth analysis. The reports shows that our greatest risk would be if interest rates increased by 300 basis points. Net interest income would decrease by $1,566,000 or 6.74% while net income would decrease $1,032,000 or 15.67%. This analysis makes the shift automatic and equal for both assets and liabilities and does not take into consideration management’s ability to change the rates for loans and deposits in a different fashion. We would not expect to make this parallel shift in interest rates. Even given that this analysis does not actually assimilate the reality of our actions when rates do increase, the results of a potential shift of 300 basis points in either direction are within internal policy guidelines. If the results were not tolerable, our policy would determine that management should reallocate the balance sheet in order to maintain compliance with the policy. If interest rates were to immediately increase by 300 basis points, the economic value of equity (EVE) would decrease by $16,975,000 or 21.57%, which is within our policy guidelines. The EVE is sometimes referred to as the present value of equity and is presented as one more statistic to monitor in managing interest rate risk.

(amounts in thousands)	100 basis points
	Up		Down
	Amount	%	Amount	%

Net interest income	$(584)	-2.51%	$94	0.40%
Net income	$(381)	-5.79%	$49	0.74%
EVE	$(9,193)	-11.68%	$11,536	14.66%

	200 basis points
	Up		Down
	Amount	%	Amount	%

Net interest income	$(1,069)	-4.60%	$(514)	-2.21%
Net income	$(703)	-10.67%	$(361)	-5.48%
EVE	$(12,618)	-16.03%	$20,277	25.76%

	300 basis points
	Up		Down
	Amount	%	Amount	%

Net interest income	$(1,566)	-6.74%	$(1,155)	-4.97%
Net income	$(1,032)	-15.67%	$(793)	-12.04%
EVE	$(16,975)	-21.57%	$25,673	32.62%

CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

As of September 30, 2012 an evaluation was performed under the supervision and with the participation of the Company’s management, including the CEO and CFO, on the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the Company’s management, including the CEO and CFO, concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2012. There have been no significant changes in the Company’s internal controls over financial reporting or in other factors that could significantly affect internal controls during the quarter.

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

Form 8-K – Report on October 19, 2012 – News Release of Registrant

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

DIMECO, INC.

Date: November 14, 2012	By:	/s/ Gary C. Beilman
Gary C. Beilman
President and Chief Executive Officer

Date: November 14, 2012	By:	/s/ Maureen H. Beilman
Maureen H. Beilman
Chief Financial Officer

-33-