Form 10-K
period 2012-12-31
DIMECO INC
filed 2013-03-27
CIK 898037

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2012

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ YES ☒ NO

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was approximately $49 million as of June 30, 2012 based on the last sale ($37.60 per share) reported on the OTC Bulletin Board as of that date.

As of March 1, 2013, there were issued and outstanding 1,626,506 shares of the registrant’s common stock.

DOCUMENTS INCORPORATED BY REFERENCE

1.	Portions of the Registrant’s Annual Report to Stockholders for the fiscal year ended December 31, 2012. (Part II)
2.	Portions of the Registrant’s definitive Proxy Statement for the 2013 Annual Meeting of Shareholders. (Part III)

DIMECO, INC.

ANNUAL REPORT ON FORM 10-K

for the fiscal year ended December 31, 2012

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

Item 1. Business

General

The Company, a Pennsylvania corporation, is a bank holding company headquartered in Honesdale, Pennsylvania. At December 31, 2012, the Company had total consolidated assets, deposits and stockholders’ equity of approximately $604 million, $501 million and $60 million, respectively. The Company’s principal business is to serve as a holding company for its wholly-owned subsidiary, The Dime Bank (the “Bank”).

The Bank is a Pennsylvania-chartered commercial bank, originally organized in 1905. The Bank provides a comprehensive range of lending, depository and financial services to individuals and small to medium-sized businesses. The Bank’s deposit services range from traditional time, demand, and savings deposit accounts to sophisticated cash management products, including electronic banking and commercial sweep accounts. The Bank’s lending services include secured and unsecured commercial, real estate and consumer loans. The Bank also operates a trust department and an investment department which had $147 million in client assets under management at December 31, 2012. The Bank conducts business from six branch offices, located in Honesdale, Hawley, Damascus, Greentown and Dingmans Ferry, Pennsylvania, as well as maintaining two off-site ATM machines each located in Honesdale and Hawley, Pennsylvania and an Operations Center in Honesdale, Pennsylvania. The Bank’s Lake Region office in Hawley, Pennsylvania also serves as the office for the Bank’s trust and investments departments. The Bank maintains a website at www.thedimebank.com. Information on our website should not be treated as part of this Annual Report on Form 10-K.

The Bank has a 100% owned subsidiary, TDB Insurance Services, LLC, which offers title insurance services in conjunction with the Bank’s lending function.

Competition

The Bank is one of many financial institutions serving its principal market area, which includes Wayne and Pike Counties, Pennsylvania and Sullivan County, New York. Such market areas are approximately 90 miles west of New York City. The competition for deposit products comes primarily from other insured financial institutions such as commercial banks, thrift institutions, credit unions, and multi-state regional banks in the Company’s market area. Based on data compiled by the FDIC as of June 30, 2012 (the latest date for which such information is available), the Bank had the largest share of FDIC-insured deposits in Wayne County with approximately 28% and the second largest share of FDIC-insured deposits in Pike County with approximately 23%. This data does not reflect deposits held by credit unions with which the Bank also competes. Deposit competition also includes a number of insurance products sold by local agents and investment products, such as mutual funds and other securities sold by local and regional brokers. Loan competition varies depending upon market conditions and comes from other insured financial institutions such as commercial banks, thrift institutions, credit unions, multi-state regional banks, and mortgage brokers.

Lending Activities

General. The principal lending activity of the Bank is the origination of commercial real estate loans, residential mortgage loans, commercial and industrial loans, and to a lesser extent, installment loans, construction and development loans, home equity loans, and agricultural loans. Generally, loans are originated in the Company’s primary market area of Pike and Wayne Counties, Pennsylvania and Sullivan County, New York. The majority of the Bank’s borrowers are located in these counties and would be expected to be affected by economic and other conditions in this area. In addition, at December 31, 2012, the Company had $113 million of loans granted to summer camps and recreational facilities in the northeastern United States. This amount of loans constituted approximately 24% of the loan portfolio. The Company does not believe that there are any other concentrations of loans or borrowers exceeding 10% of total loans.

Analysis of Loan Portfolio. Set forth below is selected data relating to the composition of the Bank’s loan portfolio by type of loan on the dates indicated. Prior period information has been reclassified to agree with current year presentation.

	2012		2011		2010		2009		2008
(dollars in thousands)	$	%	$	%	$	%	$	%	$	%
Loans secured by real estate:
Construction and development	$18,215	3.8%	$14,571	3.3%	$12,472	2.9%	$16,286	4.0%	$13,403	3.5%
Mortgage loans secured by farmland	3,185	0.7%	3,585	0.8%	2,590	0.6%	1,684	0.4%	1,804	0.5%
Commercial loans secured by non-farm, non-residential properties	281,841	59.3%	269,248	60.2%	255,851	60.2%	243,014	59.3%	217,378	57.2%
Secured by 1-4 family residential properties:
Home equity lines of credit	11,754	2.5%	11,215	2.5%	9,935	2.4%	8,657	2.1%	6,342	1.7%
Mortgage loans	88,930	18.7%	87,088	19.5%	81,665	19.2%	76,193	18.6%	75,715	19.9%
Commercial and industrial loans	53,585	11.3%	45,312	10.1%	44,850	10.6%	42,502	10.4%	42,396	11.1%
Installment loans	8,361	1.8%	9,821	2.2%	10,772	2.5%	12,869	3.1%	14,750	3.9%
Other loans:
Agriculture	1,371	0.3%	955	0.2%	1,771	0.4%	1,426	0.3%	694	0.2%
Other	7,520	1.6%	5,459	1.2%	5,163	1.2%	7,381	1.8%	7,725	2.0%
Total loans	474,762	100.0%	447,254	100.0%	425,069	100.0%	410,012	100.0%	380,207	100.0%

Less allowance for loan losses	9,152		8,316		7,741		6,253		5,416

Total net loans	$465,610		$438,938		$417,328		$403,759		$374,791

Loans held for sale	$1,132		$-		$-		$-		$-

Loan Maturities. The following table sets forth the maturities for selected categories of the Bank’s loan portfolio at December 31, 2012. The table does not include prepayments or scheduled principal repayments. All loans are shown as maturing based on contractual maturities. Demand loans and loans having no stated maturity are shown as due within one year.

		Due after 1
(in thousands)	Due within 1 yr.	through 5 years	Due after 5 years	Total
Commercial & agricultural real estate	$33,283	$7,593	$244,150	$285,026
Commercial & industrial, and agricultural	23,185	16,830	14,941	54,956
Construction and development	7,508	2,059	8,648	18,215
Total	$63,976	$26,482	$267,739	$358,197

The following table sets forth the dollar amount as of December 31, 2012 of selected categories of the Company’s loans due more than one year after December 31, 2012, which are based upon fixed interest rates or floating or adjustable interest rates.

Loans due more than one year after 12/31/12
(in thousands)	Fixed Rate	Variable Rate	Total
Commercial & agricultural real estate	$9,846	$241,897	$251,743
Commercial & industrial, and agricultural	18,937	12,834	31,771
Construction and development	856	9,851	10,707
Total	$29,639	$264,582	$294,221

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

Loans involving construction and development financing have a higher level of risk than loans for the purchase of existing property since collateral values, land values, development costs and construction costs can only be estimated at the time the loan is approved. The Bank has sought to minimize its risk in construction and development lending by offering such financing primarily to builders and developers to whom Bank officers have loaned funds in the past and to persons who have previous experience in such projects. The Bank also limits construction and development lending to its market area, with which management is familiar.

Commercial Real Estate and Farmland Loans. The commercial real estate loan portfolio consists of loans secured primarily by children’s recreational summer camps, retail stores, restaurants, resorts, hotels, investment real estate, stone quarries and manufacturing facilities. The Bank also makes loans secured by farmland. Loans secured by commercial property or farmland may be originated in amounts up to 80% of the lower of the appraised value or purchase price, for a maximum term of 20 years. The Bank has a concentration of commercial real estate loans that are secured by summer camps and recreational facilities for children in the northeastern United States. These loans are generally adjustable-rate loans, with terms of up to 20 years, and the rate tied to the prime interest rate. Interest rate floors were included in most loans originations since 2009 but were not before that time. At December 31, 2012, $113 million of the loan portfolio consisted of loans to these summer camps and recreational facilities for children.

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

Fixed-rate loans are generally underwritten in accordance with Freddie Mac guidelines. Currently, loans underwritten in accordance with Freddie Mac guidelines are generally sold in the secondary market. However, the number of saleable loans could vary materially as a result of market conditions. Fixed-rate loans which are held in portfolio are underwritten in accordance with Freddie Mac credit guidelines but occasionally may not conform in relation to loan amount or property guidelines. Since we are located in a rural area, many homes are on properties with more acreage than permitted by Freddie Mac underwriting guidelines. At December 31, 2012, $40 million of the Bank’s residential real estate loan portfolio consisted of long-term, fixed-rate first mortgage loans.

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

Loans Held For Sale. The Bank holds as available for sale certain residential mortgage loans. These loans conform to Freddie Mac guidelines and are readily saleable in the secondary market. The Bank services such loans and is generally not liable for these loans, since they are sold on a non-recourse basis. At December 31, 2012, we had $1 million of loans classified as held for sale.

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

Loan Commitments. The Bank generally grants commitments to fund fixed-rate and adjustable-rate, single-family mortgage loans for periods of 30 days at a specified term and interest rate. The total amount of its commitments to fund loans as of December 31, 2012, was $6 million.

Nonperforming Assets

The following table identifies nonperforming assets including nonaccrual loans and past due loans which were accruing but contractually past due 90 days or more and restructured loans. Restructured loans are those on which terms have been renegotiated to provide a reduction or deferral of principal or interest as a result of the deteriorating position of the borrower. At December 31, 2012, the Bank had $19 million of impaired loans within the definition of ASC Topic 310.

	At December 31,
(dollars in thousands)	2012	2011	2010	2009	2008
Loans accounted for on a nonaccrual basis:

Real estate-construction loans	$-	$1,105	$-	$-	$-
Real estate-mortgage loans	14,396	12,324	15,661	5,966	341
Commercial and industrial loans	1,344	38	-	1,524	23
Installment loans to individuals	24	48	15	32	25
Other loans	-	-	-	-	-
Total	$15,764	$13,515	$15,676	$7,522	$389

Accruing loans which are contractually past due 90 days or more:

Real estate-construction loans	$-	$-	$-	$6	$6
Real estate-mortgage loans	-	386	1,464	1,988	5,823
Commercial and industrial loans	300	163	541	67	11
Installment loans to individuals	2	2	44	61	20
Other loans	-	-	39	30	4
Total	$302	$551	$2,088	$2,152	$5,864

Restructured loans	5,386	4,725	43	46	48
Total nonperforming loans	21,452	18,791	17,807	9,720	6,301
Other real estate owned	2,554	3,467	960	389	1,955
Repossessed assets	3	25	27	6	164
Total nonperforming assets	$24,009	$22,283	$18,794	$10,115	$8,420

Nonperforming loans as a percent of total loans	4.52%	4.20%	4.19%	2.37%	1.66%
Nonperforming assets as a percent of total assets	3.98%	3.83%	3.47%	1.91%	1.78%

Interest income of $725 thousand would have been recognized on nonaccrual loans during 2012 if they had been performing in accordance with their original terms. During 2012, we recognized no interest income on any non-accrual loans included above. No interest was foregone on restructured loans in 2012.

Balances of nonperforming loans increased $3 million during the year ended December 31, 2012 due primarily to an increase of $2 million in real estate mortgage loans. Loans past due 90 days or more and still accruing interest declined by $200 thousand while loans in nonaccrual status increased $2 million. Commercial real estate loans accounted for the largest portion of the total nonaccrual loans. These loans are well secured by real estate, with loan to value ratios below our required standards and we are pursuing collection efforts. Management does not believe that we have any one loan that would require a material charge to the allowance for loan losses. The long term national economic downturn has caused our nonperforming loans to increase to current levels. There is a detailed explanation of loans in this category included in “Management’s Discussion and Analysis of Financial Condition and Results of Operation – Allowance for Loan Losses,” incorporated herein by reference from the Annual Report to Shareholders for the year ended December 31, 2012 filed as Exhibit 13 to this Annual Report on Form 10-K.

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

Due to the increase in foreclosure activity in the current economic environment, the average length of time for completing a foreclosure is currently nine to twelve months. For a discussion of our other real estate owned properties, see “Management’s Discussion and Analysis of Financial Condition and Results of Operation – Statement of Condition” incorporated herein by reference to the Annual Report to Shareholders for the year ended December 31, 2012 filed as Exhibit 13 to this Annual Report on Form 10-K.

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

The following table sets forth the Bank’s classified assets in accordance with its classification system:

	At December 31,
(thousands)	2012	2011	2010	2009	2008

Special mention	$13,205	$11,748	$11,698	$12,029	18,281
Substandard	45,072	42,822	41,937	23,308	18,359
Doubtful	17	17	1	1,774	2,032
Loss	-	—	—	—	—
Total	$58,294	$54,587	$53,636	$37,111	38,672

Potential Problem Loans. As of December 31, 2012, there were no loans other than those disclosed as non-performing or classified assets, where known information about possible credit problems of borrowers caused management to have serious doubts as to the ability of such borrowers to comply with the present loan repayment terms.

Allowance for Loan Losses

For a description of the Company’s methodology for determining the allowance for loan losses, see Note 1 of the Notes to Consolidated Financial Statements. For information on charge-off and recovery activity in the Allowance for Loan Losses, see “Management’s Discussion and Analysis of Financial Condition and Results of Operation – Allowance for Loan Losses” in the Annual Report to Shareholders for the year ended December 31, 2012 which is filed as Exhibit 13 to this Annual Report on Form 10-K and incorporated herein by reference.

The allowance for loan losses increased 10% from December 31, 2011 to December 31, 2012 with several factors contributing to the change. The allowance for loan losses is made up of various components including: historical loss ratios for rated loans (loans subject to individual evaluations) and for homogeneous loans over the past three years, and external environmental factors such as trends in volume, trends in delinquencies, classified loans and charge-offs, local and national economic factors, changes in management and loan policies, loan concentrations, etc. We track the loss ratio in order to determine the percentage of loans in each loan review rating that have resulted in a loss to the Company, and weighting the most recent years heavier than the oldest year in the calculation. Contributing to increases in our allowance for loan losses was growth in the loan portfolio of 6% and deteriorating external economic factors.

Over the past few years, management has taken a conservative approach to evaluating loans subject to individual reviews in light of current economic conditions within the banking industry. Impaired loans, which are identified independently of the above categories, increased by $2 million to approximately $19 million. While management has been diligent in its underwriting of loans and generally requires real estate collateral on these risk rated loans, we believe it was appropriate to review these loans on a conservative basis. The allowance for loan losses relating to impaired loans amounted to $3 million.

The allowance for loan losses is based on significant estimates and management evaluates the allowance for loan losses based on an appropriate range as opposed to an absolute amount. Management believes the allowance for loan losses is in an acceptable range at December 31, 2012 and will continue to actively monitor current events and trends in their analysis.

The following table presents a breakdown by loan category of the allowance for loan losses:

	At December 31,
	2012		2011		2010		2009		2008
(dollars in thousands)	Amount	Percent of Loans to Total Loans	Amount	Percent of Loans to Total Loans	Amount	Percent of Loans to Total Loans	Amount	Percent of Loans to Total Loans	Amount	Percent of Loans to Total Loans

Commercial and industrial, and agricultural	$965	13.2%	$474	10.3%	$634	12.2%	$626	12.5%	$1,263	13.4%
Construction and development	416	3.8%	283	3.3%	223	2.9%	—	4.0%	—	3.5%
Mortgage	7,641	81.2%	7,401	83.0%	6,690	82.4%	5,456	80.4%	3.980	79.2%
Installment	130	1.8%	158	3.4%	194	2.5%	171	3.1%	173	3.9%
Total	$9,152	100.0%	$8,316	100.0%	$7,741	100.0%	$6,253	100.0%	$5,416	100.0%

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

As of December 31, 2012, the Bank had no securities classified as trading or held to maturity and had securities in the amount of $91 million classified as available for sale. The Bank’s securities available for sale had an amortized cost of $88 million and a fair value of $91 million. Changes in market value in the Bank’s available for sale portfolio reflect normal market conditions and vary, either positively or negatively, based primarily on changes in general levels of market interest rates relative to the yields of the portfolio. Changes in the fair value of securities available for sale do not affect the Company’s income. In addition, changes in the fair value of securities available for sale do not affect the Bank’s regulatory capital requirements or its loan-to-one borrower limit.

At December 31, 2012, the Company’s investment portfolio policy allowed investments in instruments such as: (i) U.S. Treasury obligations; (ii) U.S. federal agency or federally sponsored agency obligations; (iii) obligations of state and political subdivisions; (iv) mortgage-backed securities and collateralized mortgage obligations issued by U.S. government-sponsored entities; (v) banker’s acceptances; (vi) certificates of deposit; (vii) equity securities of financial institutions and (viii) investment grade corporate bonds and commercial paper. All bonds purchased must have an investment grade of at least Baa3 by Moody’s or BBB- by Standard & Poor or similar rating by another rating agency. Commercial paper must have a rating of at least A-3 by Standard & Poor or P-3 from Moody’s. The Board of Directors may authorize additional investments. The Company does not have any investments in subprime mortgage-backed securities.

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

Investment Portfolio. The following table sets forth the carrying value of the investment securities portfolio at the dates indicated.

	At December 31,
(in thousands)	2012	2011	2010
Available-for-Sale:
U.S. Government agency securities	$7,935	$11,191	$12,774
Mortgage-backed securities of government - sponsored entities	25,884	28,578	24,274
Collateralized mortgage obligations of government - sponsored entities	6,066	5,175	-
Obligations of state and political subdivisions	37,322	34,090	29,178
Corporate securities	5,347	4,082	4,730
Commercial Paper	7,648	11,998	8,099
Equity securities of financial institutions	545	505	600
Total	$90,747	$95,619	$79,655

Investment Portfolio Maturities. The following table sets forth certain information regarding the carrying values, weighted average yields and maturities of the Registrant’s investment and mortgage-related securities portfolio at December 31, 2012. The following table does not take into consideration the effects of scheduled repayments of mortgage-backed securities and collateralized mortgage obligations or the effects of possible prepayments. Securities held in the available for sale category are carried at their market value.

	One year or less		One to five years		Five to ten years		More than ten years		Total Investment Securities
(dollars in thousands)	Carrying	Average	Carrying	Average	Carrying	Average	Carrying	Average	Carrying	Average	Market
Available for Sale	Value	Yield (1)	Value	Yield (1)	Value	Yield (1)	Value	Yield (1)	Value	Yield (1)	Value

US Gov't Agencies	$1,385	2.03%	$3,872	1.74%	$1,585	1.62%	$1,093	1.52%	$7,935	1.74%	$7,935

Mortgage-backed securities of government - sponsored entities	5,650	2.11%	10,217	2.18%	3,275	2.45%	6,742	4.03%	25,884	2.67%	25,884

Collareralized mortgage obligations of government - sponsored entities	2,034	1.40%	3,130	1.79%	775	2.11%	127	2.08%	6,066	1.70%	6,066

Obligations of states and political subdivisions	2,529	3.28%	7,021	3.65%	20,358	3.32%	7,414	4.56%	37,322	3.63%	37,322

Corporate	2,038	4.02%	2,537	3.01%	772	7.98%	-	-	5,347	3.99%	5,347

Commercial Paper	7,648	0.33%	-	-	-	-	-	-	7,648	0.33%	7,648

Equity Securities of financial institutions	-	-	-	-	-	-	545	3.11%	545	3.11%	545
Total	$21,284	1.71%	$26,777	2.53%	$26,765	3.18%	$15,921	4.06%	$90,747	2.78%	$90,747

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

Deposits. The Bank offers a variety of deposit accounts, although a majority of deposits are in fixed-term, market-rate certificate of deposit accounts. Deposit account terms vary, primarily as to the required minimum balance amount, the amount of time that the funds must remain on deposit and the applicable interest rate. To attract deposits, the Bank offers a variety of customer convenience services, such as telephone, online and mobile banking. The Bank also offers multiple tiered checking accounts pursuant to which higher balance accounts receive higher rates and free services. For information on the average balances and rates paid on the Bank’s various categories of deposits, reference is made to “Distribution of Assets, Liabilities and Stockholders’ Equity; Interest Rate and Interest Differential” in the Annual Report to Shareholders for the year ended December 31, 2012 filed as Exhibit 13 hereto and incorporated by reference herein.

In 2004, the Bank joined the Promontory Interfinancial Network, gaining the ability to offer customers certificates of deposit with FDIC insurance coverage up to $50 million through its Certificate of Deposit Account Registry Service (“CDARS”). Our customers’ funds are reciprocated in the network with funds from other banks, with no bank having total customer deposits at the current maximum FDIC coverage limit of $250,000. The Bank is the only point of contact for the customer. In addition, to assist with liquidity, the Bank originated non-reciprocal deposits in 2012 with a balance of $39 million at December 31, 2012. For their services, CDARS has charged a fee of 12.5 basis points. Any deposits placed through this network are classified as brokered certificates of deposit. The Bank had $43 million of total deposits in the program at December 31, 2012. The Bank also had $3 million in brokered deposits on the balance sheet at December 31, 2012. This deposit was purchased through a long-standing investment partner.

Jumbo Certificates of Deposit. The following table shows the amount (in thousands) of the Bank’s certificates of deposit of $100,000 or more by time remaining until maturity as of December 31, 2012:

Maturity Period	Certificates of Deposit
Three months or less	$36,661
Four through six months	44,118
Seven through twelve months	52,634
Over twelve months	36,074

Total	$169,487

Borrowings. The Bank may obtain advances from the Federal Home Loan Bank of Pittsburgh (“FHLB”) to supplement its supply of lendable funds. Advances from FHLB are typically secured by a pledge of the Bank’s stock in FHLB and a portion of the Bank’s loans and certain other assets. Each FHLB credit program has its own interest rate, which may be fixed or variable, and range of maturities. The Bank also has established unsecured lines of credit with Atlantic Central Bankers Bank in the amount of $7 million and with M & T Bank in the amount of $3 million. The Bank, if the need arises, may also access the Federal Reserve Bank discount window to supplement its supply of lendable funds and to meet deposit withdrawal requirements. At December 31, 2012, the Bank had no fixed rate short term borrowings from the FHLB. The Bank has offered securities sold with agreements to repurchase to larger commercial customers and had balances of $18 million at December 31, 2012. These arrangements are not deposits within the definition of the FDIC and therefore do not qualify for FDIC insurance. To collateralize these liabilities, the Bank has pledged securities with amortized cost and fair value of $21 million at December 31, 2012.

The following table sets forth information concerning short-term borrowings, which consist primarily of securities sold under agreements to repurchase during the periods indicated.

	At or For the Years Ended December 31,
(dollars in thousands)	2012	2011	2010

Average outstanding	$25,652	$21,800	$17,423
Maximum amount outstanding at any month-end during the year	$54,712	$33,157	$23,371
Weighted average interest rate during the year	0.34%	0.50%	0.82%
Total short-term borrowings at year end	$17,813	$20,686	$13,006
Weighted average interest rate at year end	0.28%	0.35%	0.66%

Trust and Financial Services Activities

The Bank operates a Trust Department and an Investment Department. These departments provide estate planning, investment management and financial planning to customers. At December 31, 2012, the Bank had $147 million of assets under management, of which all but $443 thousand is non-discretionary with no investment authority.

Personnel

As of December 31, 2012, the Company had 111 full-time employees and 20 part-time employees. The employees are not represented by a collective bargaining unit. The Company believes its relationship with its employees to be satisfactory.

SUPERVISION AND REGULATION

General

The Bank is a Pennsylvania-chartered commercial bank and is the wholly-owned subsidiary of The Company, a Pennsylvania corporation, which is a registered bank holding company. The Bank’s deposits are insured up to applicable limits by the Federal Deposit Insurance Corporation (“FDIC”). The Bank is subject to extensive regulation by the Pennsylvania Department of Banking, as its chartering agency, and by the FDIC, its primary federal regulator and deposit insurer. The Bank is required to file reports with, and is periodically examined by, the FDIC and the Pennsylvania Department of Banking concerning its activities and financial condition and must obtain regulatory approvals prior to entering into certain transactions, including, but not limited to, mergers with or acquisitions of other financial institutions. As a registered bank holding company, the Company is regulated by the Board of Governors of the Federal Reserve System (the “Federal Reserve Board”).

The regulatory and supervisory structure establishes a comprehensive framework of activities in which an institution can engage and is intended primarily for the protection of depositors and, for purposes of the FDIC, the deposit insurance fund, rather than for the protection of stockholders and creditors. The regulatory structure also gives the regulatory authorities extensive discretion in connection with their supervisory and enforcement activities and examination policies, including policies concerning the establishment of deposit insurance assessment fees, classification of assets and establishment of adequate loan loss reserves for regulatory purposes. Any change in such regulatory requirements and policies, whether by the Pennsylvania legislature, the Pennsylvania Department of Banking, the FDIC, the Federal Reserve Board or Congress, could have a material adverse impact on the financial condition and results of operations of the Company and the Bank. As is further described below, the Dodd-Frank Wall Street Reform and Consumer Protection Act (“Dodd-Frank Act”), has significantly changed the current bank regulatory structure and may affect the lending, investment and general operating activities of depository institutions and their holding companies.

Set forth below is a summary of certain material statutory and regulatory requirements applicable to the Company and the Bank. The summary is not intended to be a complete description of such statutes and regulations and their effects on the Company and the Bank.

Dodd-Frank Wall Street Reform and Consumer Protection Act

The Dodd-Frank Act has significantly changed the current bank regulatory structure and will affect into the immediate future the lending and investment activities and general operations of depository institutions and their holding companies.

The Dodd-Frank Act requires the Federal Reserve Board to establish minimum consolidated capital requirements for bank holding companies that are as stringent as those required for insured depository institutions; the components of Tier 1 capital would be restricted to capital instruments that are currently considered to be Tier 1 capital for insured depository institutions. In addition, the proceeds of trust preferred securities are excluded from Tier 1 capital unless (i) such securities are issued by bank holding companies with assets of less than $500 million or (ii) such securities were issued prior to May 19, 2010 by bank or savings and loan holding companies with less than $15 billion of assets. The legislation also establishes a floor for capital of insured depository institutions that cannot be lower than the standards in effect today, and directs the federal banking regulators to implement new leverage and capital requirements by December 31, 2011. These new leverage and risk-based capital requirements must take into account off-balance sheet activities and other risks, including risks relating to securitized products and derivatives.

The Dodd-Frank Act also creates a new Consumer Financial Protection Bureau with extensive powers to implement and enforce consumer protection laws. The Consumer Financial Protection Bureau has broad rulemaking authority for a wide range of consumer protection laws that apply to all banks and savings associations, among other things, including the authority to prohibit “unfair, deceptive or abusive” acts and practices. The Consumer Financial Protection Bureau has examination and enforcement authority over all banks and savings associations with more than $10 billion in assets. Banks and savings associations with $10 billion or less in assets will continue to be examined for compliance with federal consumer protection and fair lending laws by their applicable primary federal bank regulators. The Dodd-Frank Act also weakens the federal preemption available for national banks and federal savings associations and gives state attorneys general certain authority to enforce applicable federal consumer protection laws.

The Dodd-Frank Act made many other changes in banking regulation. Those include authorizing depository institutions, for the first time, to pay interest on business checking accounts, requiring originators of securitized loans to retain a percentage of the risk for transferred loans, establishing regulatory rate-setting for certain debit card interchange fees and establishing a number of reforms for mortgage originations. The Dodd-Frank Act also broadened the base for FDIC insurance assessments. The FDIC was required to promulgate rules revising its assessment system so that it is based on the average consolidated total assets less tangible equity capital of an insured institution instead of deposits. That rule took effect April 1, 2011. The Dodd-Frank Act also permanently increased the maximum amount of deposit insurance for banks, savings institutions and credit unions to $250,000 per depositor, retroactive to January 1, 2008 and provided for noninterest bearing transaction accounts with unlimited deposit insurance through December 31, 2012.

The Dodd-Frank Act increased stockholder influence over boards of directors by requiring companies to give stockholders a nonbinding vote on executive compensation and so-called “golden parachute” payments, and by authorizing the Securities and Exchange Commission to promulgate rules that would allow stockholders to nominate and solicit votes for their own candidates using a company’s proxy materials. The legislation also directed the Federal Reserve Board to promulgate rules prohibiting excessive incentive compensation paid to bank holding company executives, regardless of whether the company is publicly traded.

Many of the provisions of the Dodd-Frank Act are not yet effective, and the Dodd-Frank Act requires various federal agencies to promulgate numerous and extensive implementing regulations over the next several years. It is therefore difficult to predict at this time what impact the Dodd-Frank Act and implementing regulations will have on community banks such as the Bank. Although the substance and scope of many of these regulations cannot be determined at this time, it is expected that the legislation and implementing regulations, particularly those provisions relating to the new Consumer Financial Protection Bureau, may increase our operating and compliance costs.

Holding Company Regulation

The Company, as a bank holding company, is subject to examination, supervision, regulation, and periodic reporting under the Bank Holding Company Act of 1956, as amended, as administered by the Federal Reserve Board. The Company is required to obtain the prior approval of the Federal Reserve Board to acquire all, or substantially all, of the assets of any bank or bank holding company. Prior Federal Reserve Board approval would be required for the Company to acquire direct or indirect ownership or control of any voting securities of any bank or bank holding company if it would, directly or indirectly, own or control more than 5% of any class of voting shares of the bank or bank holding company.

A bank holding company is generally prohibited from engaging in, or acquiring, direct or indirect control of more than 5% of the voting securities of any company engaged in nonbanking activities. One of the principal exceptions to this prohibition is for activities found by the Federal Reserve Board to be so closely related to banking or managing or controlling banks as to be a proper incident thereto. Some of the principal activities that the Federal Reserve Board has determined by regulation to be closely related to banking are: (i) making or servicing loans; (ii) performing certain data processing services; (iii) providing securities brokerage services; (iv) acting as fiduciary, investment or financial advisor; (v) leasing personal or real property under certain conditions; (vi) making investments in corporations or projects designed primarily to promote community welfare; and (vii) acquiring a savings association.

A bank holding company that meets specified conditions, including that its depository institutions subsidiaries are “well capitalized” and “well managed,” can opt to become a “financial holding company.” A “financial holding company” may engage in a broader array of financial activities than permitted a typical bank holding company. Such activities can include insurance underwriting and investment banking. The Company does not anticipate opting for “financial holding company” status at this time.

The Company is subject to the Federal Reserve Board’s consolidated capital adequacy guidelines for bank holding companies. Traditionally, those guidelines have been structured similarly to the regulatory capital requirements for the subsidiary depository institutions, but were somewhat more lenient. For example, the holding company capital requirements allowed inclusion of certain instruments in Tier 1 capital that are not includable at the institution level. As previously noted, the Dodd-Frank Act requires that the guidelines be amended so that they are at least as stringent as those required for the subsidiary depository institutions.

A bank holding company is generally required to give the Federal Reserve Board prior written notice of any purchase or redemption of then outstanding equity securities if the gross consideration for the purchase or redemption, when combined with the net consideration paid for all such purchases or redemptions during the preceding 12 months, is equal to 10% or more of the Company’s consolidated net worth. The Federal Reserve Board may disapprove such a purchase or redemption if it determines that the proposal would constitute an unsafe and unsound practice, or would violate any law, regulation, Federal Reserve Board order or directive, or any condition imposed by, or written agreement with, the Federal Reserve Board. The Federal Reserve Board has adopted an exception to that approval requirement for well-capitalized bank holding companies that meet certain other conditions.

The Federal Reserve Board has issued a policy statement regarding the payment of dividends by bank holding companies. In general, the Federal Reserve Board’s policies provide that dividends should be paid only out of current earnings and only if the prospective rate of earnings retention by the bank holding company appears consistent with the organization’s capital needs, asset quality and overall financial condition. The Federal Reserve Board’s policies also require that a bank holding company serve as a source of financial strength to its subsidiary banks by using available resources to provide capital funds during periods of financial stress or adversity and by maintaining the financial flexibility and capital-raising capacity to obtain additional resources for assisting its subsidiary banks where necessary. The Dodd-Frank Act codified the source of strength policy and requires the promulgation of implementing regulations. Under the prompt corrective action laws, the ability of a bank holding company to pay dividends may be restricted if a subsidiary bank becomes undercapitalized. These regulatory policies could affect the ability of The Company to pay dividends or otherwise engage in capital distributions.

The Federal Deposit Insurance Act makes depository institutions liable to the FDIC for losses suffered or anticipated by the insurance fund in connection with the default of a commonly controlled depository institution or any assistance provided by the FDIC to such an institution in danger of default. That law would have potential applicability if the Company ever held as a separate subsidiary a depository institution in addition to the Bank.

The status of the Company as a registered bank holding company under the Bank Holding Company Act will not exempt it from certain federal and state laws and regulations applicable to corporations generally, including, without limitation, certain provisions of the federal securities laws.

Regulation of the Bank

Pennsylvania Banking Law. The Pennsylvania Banking Code (“Code”) contains detailed provisions governing the organization, location of offices, rights and responsibilities of trustees, officers, and employees, as well as corporate powers, savings and investment operations and other aspects of the Bank and its affairs. The Code delegates extensive rule-making power and administrative discretion to the Pennsylvania Department of Banking so that the supervision and regulation of state chartered commercial banks may be flexible and readily responsive to changes in economic conditions and in savings and lending practices.

The Code also provides state-chartered commercial banks with all of the powers enjoyed by national banks and federal savings associations, subject to regulation by the Pennsylvania Department of Banking. The Federal Deposit Insurance Corporation Act, however, prohibits a state-chartered bank from making new investments, loans, or becoming involved in activities as principal and equity investments which are not permitted for national banks unless (i) the FDIC determines the activity or investment does not pose a significant risk of loss to the relevant insurance fund and (ii) the bank meets all applicable capital requirements. Accordingly, the additional operating authority provided to the Bank by the code is restricted by the Federal Deposit Insurance Act.

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

Federal Insurance of Deposit Accounts.  Deposit accounts in the Bank are insured by the FDIC’s Deposit Insurance Fund, generally up to a maximum of $250,000 per separately insured depositor, pursuant to changes made permanent by the Dodd-Frank Act. The Dodd-Frank Act also extended unlimited deposit insurance on noninterest bearing transaction accounts through December 31, 2012. The FDIC assesses insured depository institutions to maintain the Deposit Insurance Fund. No institution may pay a dividend if in default of its deposit insurance assessment.

Under the FDIC’s risk-based assessment system, insured institutions are assigned to a risk category based on supervisory evaluations, regulatory capital levels and other factors. An institution’s assessment rate depends upon the category to which it is assigned and certain adjustments specified by the FDIC, with less risky institutions paying lower assessments. Until recently, assessment rates ranged from 7 to 77.5 basis points of assessable deposits.

On February 7, 2011, as required by the Dodd-Frank Act, the FDIC published a final rule to revise the deposit insurance assessment system. The rule, which took effect April 1, 2011, changes the assessment base used for calculating deposit insurance assessments from deposits to total assets less tangible (Tier 1) capital. Since the new base is larger than the previous base, the FDIC also lowered assessment rates so that the rule would not significantly alter the total amount of revenue collected from the industry. The range of adjusted assessment rates is now 2.5 to 45 basis points of the new assessment base. The rule is expected to benefit smaller financial institutions, which typically rely more on deposits for funding, and shift more of the burden for supporting the insurance fund to larger institutions, which are thought to have greater access to nondeposit funding.

As part of its plan to restore the Deposit Insurance Fund in the wake of a large number of bank failures, the FDIC imposed a special assessment of five basis points for the second quarter of 2009. In addition, the FDIC required all insured institutions to prepay their quarterly assessments for the fourth quarter of 2009, and for all of 2010, 2011 and 2012. In calculating the required prepayment, the FDIC assumed a 5% annual growth in the assessment base and applied a three basis point increase in assessment rates effective January 1, 2011. Subsequently, in 2011 the FDIC revised its assessment formula, which had the effect of reducing our annual assessment, and eliminated the scheduled amortization of the prepaid balance. Currently, annual assessments as determined by the FDIC will reduce the remaining prepaid balance until it is fully eliminated and assessments begin to be paid on a current year basis.

In addition to FDIC assessments, the Financing Corporation (“FICO”) is authorized to impose and collect, through the FDIC, assessments for costs related to bonds issued by the FICO in the 1980s to recapitalize the former Federal Savings and Loan Insurance Corporation. The bonds issued by the FICO are due to mature in 2017 through 2019.

The Dodd-Frank Act increased the minimum target Deposit Insurance Fund ratio from 1.15% of estimated insured deposits to 1.35% of estimated insured deposits. The FDIC must seek to achieve the 1.35% ratio by September 30, 2020. In setting the assessments necessary to achieve the 1.35% ratio, the FDIC is supposed to offset the effect of the increased ratio on insured institutions with assets of less than $10 billion. The Dodd-Frank Act eliminated the 1.5% maximum fund ratio, instead leaving it to the discretion of the FDIC. The FDIC has recently exercised that discretion by establishing a long range fund ratio of 2%.

A material increase in insurance premiums would likely have an adverse effect on the operating expenses and results of operations of the Bank. Management cannot predict what insurance assessment rates will be in the future.

Insurance of deposits may be terminated by the FDIC upon a finding that an institution has engaged in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC. We do not know of any practice, condition or violation that might lead to termination of the Bank’s deposit insurance.

Capital Requirements.   Under the FDIC’s regulations, federally insured state-chartered banks that are not members of the Federal Reserve System (“state nonmember banks”), such as the Bank, are required to comply with minimum leverage capital requirements. For an institution not anticipating or experiencing significant growth and deemed by the FDIC to be, in general, a strong banking organization rated composite 1 under Uniform Financial Institutions Ranking System, the minimum capital leverage requirement is a ratio of Tier 1 capital to total assets of 3.0%. For all other institutions, the minimum leverage capital ratio is not less than 4.0%. Tier 1 capital is the sum of common stockholder’s equity, noncumulative perpetual preferred stock (including any related surplus) and minority investments in certain subsidiaries, less intangible assets (except for certain servicing rights and credit card relationships), unrealized appreciation or depreciation in the value of available for sale securities, net of tax effects, and certain other specified items.

FDIC regulations also require state nonmember banks to maintain certain ratios of regulatory capital to regulatory risk-weighted assets, or “risk-based capital ratios.” Risk-based capital ratios are determined by allocating assets and specified off-balance sheet items to four risk-weighted categories ranging from 0.0% to 100.0%. State nonmember banks must maintain a minimum ratio of total capital to risk-weighted assets of at least 8.0%, of which at least one-half must be Tier 1 capital. Total capital consists of Tier 1 capital plus Tier 2 or supplementary capital items, which include allowances for loan losses in an amount of up to 1.25% of risk-weighted assets, cumulative preferred stock, subordinated debentures and certain other capital instruments, and a portion of the net unrealized gain on equity securities. The includable amount of Tier 2 capital cannot exceed the amount of the institution’s Tier 1 capital.

The Bank is also subject to minimum capital requirements imposed by the Pennsylvania Department of Banking on Pennsylvania-chartered depository institutions. Under the Pennsylvania Department of Banking’s capital regulations, a Pennsylvania bank or savings bank must maintain a minimum leverage ratio of Tier 1 capital (as defined under the FDIC’s capital regulations) to total assets of 4%. In addition, the Pennsylvania Department of Banking has the supervisory discretion to require a higher leverage ratio for any institutions based on the institution’s substandard performance in any of a number of areas. The Bank was in compliance with both the FDIC and the Pennsylvania Department of Banking capital requirements as of December 31, 2012.

Prompt Corrective Regulatory Action.  Federal law requires, among other things, that federal bank regulatory authorities take “prompt corrective action” with respect to banks that do not meet minimum capital requirements. For these purposes, the law establishes five capital categories: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized.

The FDIC has adopted regulations to implement the prompt corrective action legislation. An institution is deemed to be “well capitalized” if it has a total risk-based capital ratio of 10.0% or greater, a Tier 1 risk-based capital ratio of 6.0% or greater and a leverage ratio of 5.0% or greater. An institution is “adequately capitalized” if it has a total risk-based capital ratio of 8.0% or greater, a Tier 1 risk-based capital ratio of 4.0% or greater, and generally a leverage ratio of 4.0% or greater. An institution is “undercapitalized” if it has a total risk-based capital ratio of less than 8.0%, a Tier 1 risk-based capital ratio of less than 4.0%, or generally a leverage ratio of less than 4.0%. An institution is deemed to be “significantly undercapitalized” if it has a total risk-based capital ratio of less than 6.0%, a Tier 1 risk-based capital ratio of less than 3.0%, or a leverage ratio of less than 3.0%. An institution is considered to be “critically undercapitalized” if it has a ratio of tangible equity (as defined in the regulations) to total assets that is equal to or less than 2.0%.

“Undercapitalized” banks must adhere to growth, capital distribution (including dividend) and other limitations and are required to submit a capital restoration plan. A bank’s compliance with such a plan must be guaranteed by any company that controls the undercapitalized institution in an amount equal to the lesser of 5% of the institution’s total assets when deemed undercapitalized or the amount necessary to achieve the status of adequately capitalized. If an “undercapitalized” bank fails to submit an acceptable plan, it is treated as if it is “significantly undercapitalized.” “Significantly undercapitalized” banks must comply with one or more of a number of additional measures, including, but not limited to, a required sale of sufficient voting stock to become adequately capitalized, a requirement to reduce total assets, cessation of taking deposits from correspondent banks, the dismissal of directors or officers and restrictions on interest rates paid on deposits, compensation of executive officers and capital distributions by the parent holding company. “Critically undercapitalized” institutions are subject to additional measures including, subject to a narrow exception, the appointment of a receiver or conservator within 270 days after it obtains such status.

Basel III Proposal. In the summer of 2012, our primary federal regulators, published two notices of proposed rulemaking (the “2012 Capital Proposals”) that would substantially revise the risk-based capital requirements applicable to bank holding companies and depository institutions, including the Company and the Bank, compared to the current U.S. risk-based capital rules, which are based on the international capital accords of the Basel Committee on Banking Supervision (the “Basel Committee”) which are generally referred to as “Basel I.”

One of the 2012 Capital Proposals (the “Basel III Proposal”) addresses the components of capital and other issues affecting the numerator in banking institutions’ regulatory capital ratios and would implement the Basel Committee’s December 2010 framework, known as “Basel III,” for strengthening international capital standards. The other proposal (the “Standardized Approach Proposal”) addresses risk weights and other issues affecting the denominator in banking institutions’ regulatory capital ratios and would replace the existing Basel I-derived risk weighting approach with a more risk-sensitive approach based, in part, on the standardized approach in the Basel Committee’s 2004 “Basel II” capital accords. Although the Basel III Proposal was proposed to come into effect on January 1, 2013, the federal banking agencies jointly announced on November 9, 2012 that they do not expect any of the proposed rules to become effective on that date. As proposed, the Standardized Approach Proposal would come into effect on January 1, 2015.

The federal banking agencies have not proposed rules implementing the final liquidity framework of Basel III and have not determined to what extent they will apply to U.S. banks that are not large, internationally active banks.

It is management’s belief that, as of December 31, 2012, the Company and the Bank would meet all capital adequacy requirements under the Basel III and Standardized Approach Proposals on a fully phased-in basis if such requirements were currently effective. The regulations ultimately applicable to financial institutions may be substantially different from the Basel III final framework as published in December 2010 and the proposed rules issued in June 2012. Management will continue to monitor these and any future proposals submitted by our regulators.

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

As a member, it is required to purchase and maintain stock in FHLB in an amount equal to 4% of its aggregate unpaid residential mortgage loans, home purchase contracts or similar obligations at the beginning of each year and 4.75% of its outstanding advances from the Federal Home Loan Bank. At December 31, 2012, the Bank was in compliance with this requirement.

Federal Reserve System. The Federal Reserve requires all depository institutions to maintain non-interest bearing reserves at specified levels against their transaction accounts (primarily checking and NOW accounts) and non-personal time deposits. The balances maintained to meet the reserve requirements imposed by the Federal Reserve may be used to satisfy the liquidity requirements. At December 31, 2012, the Bank met its reserve requirements.

Loans to One Borrower. Under Pennsylvania law, commercial banks have, subject to certain exemptions, lending limits to one borrower in an amount equal to 15% of the institution’s capital accounts. Pursuant to the national bank parity provisions of the Pennsylvania Banking Code, the Bank may also lend up to the maximum amounts permissible for national banks, which are allowed to make loans to one borrower of up to 25% of capital and surplus in certain circumstances. An institution’s capital account includes the aggregate of all capital, surplus, undivided profits, capital securities and general reserves for loan losses. As of December 31, 2012, the Bank’s loans to one borrower limitation were $9.7 million and the Bank was in compliance with such limitation.

Item 1A. Risk Factors

Not applicable.

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2. Properties

The Company operates from its main office, an operations center, and six branch offices, as described in “Item 1. Business”. All offices are owned except for two branch offices and the operations center. The leases have initial terms of between 5-20 years, with renewal options for additional years. The following table sets forth certain information regarding our offices:

	Year Opened	Owned or Leased	Book Value at 12/31/12 (in thousands)
Main Office
820 Church Street Honesdale, PA	1985	Owned	$2,047

Branch Offices
309 Main Avenue Hawley, PA	1988	Owned	$736

Route 371 Damascus, PA	1995	Leased(1)	$81

Route 507 Greentown, PA	1997	Leased(2)	$352

Route 739 Dingmans Ferry, PA	2004	Owned	$1,139

99 Welwood Avenue (Route 6) Hawley, PA	2008	Owned	$4,901

Operations Center
120 Sunrise Avenue Honesdale, PA	1998	Leased(3)	$419
(1)	Lease expires 2015 with 15 year renewal option.
(2)	Lease expires 2017 with 5 year renewal option.
(3)	Lease expires 2013 with a 5 year renewal option.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

(a)          Market for Common Equity. The Information relating to the market for Registrant’s common equity and related stockholder matters appears under “Market Prices of Stock/Dividends Declared” in the Registrant’s Annual Report to Shareholders for the fiscal year ended December 31, 2012 (“Annual Report”) which is filed as Exhibit 13 hereto and is incorporated herein by reference. During the period covered by this report, the Company did not sell any equity securities that were not registered under the Securities Act of 1933.

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

Not applicable.

Item 8. Financial Statements and Supplementary Data

The Registrant’s financial statements listed in Item 15 are incorporated herein by reference from the Annual Report.

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

(a)          Disclosure Controls and Procedures. Dimeco, Inc.’s management is responsible for establishing and maintaining effective disclosure controls and procedures, as defined under Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934. As of December 31, 2012, an evaluation was performed under the supervision and with the participation of management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Registrant’s disclosure controls and procedures. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Registrant’s disclosure controls and procedures were effective as of that date in ensuring material information required to be disclosed in this Annual Report on 10-K was recorded, processed, summarized, and reported on a timely basis.

(b)          Internal Control Over Financial Reporting. Management’s Report on Internal Control Over Financial Reporting is furnished herein by reference from the Annual Report. Such report is not deemed to be filed for purposes of Section 18 of the Securities Exchange Act of 1934 or otherwise subject to the liabilities of that section.

(c)          Changes to Internal Control Over Financial Reporting. There were no changes in the Company’s internal control over financial reporting during the three months ended December 31, 2012 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Board of Directors

For information concerning the Company’s board of directors, the information contained under the section captioned “Proposal 1—Election of Directors” in the Company’s Proxy Statement for the 2013 Annual Meeting of Stockholders (the “Proxy Statement”) is incorporated herein by reference.

Executive Officers

For information relating to officers of the Company, the information contained under the section captioned “Proposal 1—Election of Directors” in the Company’s Proxy Statement is incorporated herein by reference.

Audit Committee and Audit Committee Financial Expert

For information regarding the audit committee and audit committee financial expert of the Company, the section captioned “Corporate Governance” in the Proxy Statement is incorporated herein by reference.

Section 16(a) Beneficial Ownership Reporting Compliance

For information regarding compliance with Section 16(a) of the Exchange Act, the information contained under the section captioned “Section 16(a) Beneficial Ownership Reporting Compliance” in the Proxy Statement is incorporated herein by reference.

Code of Ethics

The Registrant has adopted a Code of Ethics that applies to its principal executive officers, principal financial officer, principal accounting officer or controller or persons performing similar functions. See Exhibit 14 to this Annual Report on Form 10-K.

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

(b)          Security Ownership of Management

Information required by this item is incorporated herein by reference to the section captioned “Proposal 1. Election of Directors” of the Proxy Statement.

(c)          Changes in Control

Management of the Registrant knows of no arrangements, including any pledge by any person of securities of the Registrant, the operation of which may at a subsequent date result in a change in control of the Registrant.

(d)          Securities Authorized for Issuance Under Equity Compensation Plans

Set forth below is information as of December 31, 2012, with respect to compensation plans under which equity securities of the Registrant are authorized for issuance.

	(A)	(B)	(C)
			Number of Securities
			Remaining Available for
	Number of Securities		Future Issuance Under
	to be Issued Upon	Weighted-average	Equity Compensation
	Exercise of	Exercise Price of	Plans (Excluding
	Outstanding Options,	Outstanding Options,	Securities Reflected in
	Warrants and Rights	Warrants and Rights	Column (A)

Equity compensation plans approved by shareholders:
2000 Independent Directors Stock Option Plan	4,284	$34.00	-
2000 Stock Incentive Plan	22,630	35.48	-
2010 Equity Incentive Plan	70,950	35.00	26,040
Equity compensation plans not approved by shareholders	-	-	-
Total	97,864	$35.06	26,040

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this item is incorporated herein by reference to the section captioned “Related Party Transactions” and “Corporate Governance” in the Proxy Statement.

Item 14. Principal Accounting Fees and Services

The information called for by this item is incorporated herein by reference to the section entitled “Proposal 2. Ratification of Independent Auditors” in the Proxy Statement.

Part IV

Item 15. Exhibits, Financial Statement Schedules

(a)          The following documents are filed as a part of this report:

(1)          The consolidated balance sheet of Dimeco, Inc. as of December 31, 2012 and 2011 and the related consolidated statements of income, changes in stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2012, together with the related notes and the independent auditors’ report of S.R. Snodgrass, A.C., independent registered public accountants for the three years ended December 31, 2012.

(2)          Schedules omitted as they are not applicable.

(3)          The following exhibits are included in this Report or incorporated herein by reference:

3(i)	Articles of Incorporation of Dimeco, Inc., as amended (1)
3(ii)	Amended Bylaws of Dimeco, Inc. (2)
10.1†	2000 Independent Directors Stock Option Plan (3)
10.2†	2000 Stock Incentive Plan (4)
10.3†	Form of Salary Continuation Plan for Executive Officers, as amended and restated (5)
10.4†	Amended and Restated Change in Control Severance Agreement with Gary C. Beilman (6)
10.5†	Amended and Restated Change in Control Severance Agreement with Maureen H. Beilman (6)
10.6†	Amended and Restated Change in Control Severance Agreement with Peter Bochnovich (6)
10.7†	2010 Equity Incentive Plan (7)
13	Annual Report to Shareholders for the fiscal year ended December 31, 2012
14	Code of Ethics for Principal Executive Officers and Senior Financial Officers (8)
21	Subsidiaries of the Registrant
31.1	Rule 13a-14(a)/15d-14(a) Certification
31.2	Rule 13a-14(a)/15d-14(a) Certification
32	Section 1350 Certification
101.1	The following materials from the Company’s Annual Report on Form 10-K for the year ended December 31, 2012, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statement of Changes in Stockholders’ Equity, (iv) the Consolidated Statements of Cash Flows and (v) the Notes to the Consolidated Financial Statements, (detail tagged).*

†	Management contract or compensatory plan or arrangement.
*	Furnished, not file.
(1)	Incorporated by reference to the identically numbered exhibit to the Registrant’s Form 10-K for the fiscal year ended December 31, 2004.
(2)	Incorporated by reference to the identically numbered exhibit to the Registrant’s Form 10-K for the fiscal year ended December 31, 2009.
(3)	Incorporated by reference to Exhibit 99.1 to the Registration Statement on Form S-8 (File No. 333-69420) filed with the Commission on September 14, 2001.

(4)	Incorporated by reference to Exhibit 99.1 to the Registration Statement on Form S-8 (File No. 333-69416) filed with the Commission on September 14, 2001.
(5)	Incorporated by reference to identically numbered exhibit to the Registrant’s Form 8-K filed July 2, 2007.
(6)	Incorporated by reference to identically numbered exhibit to the Registrant’s Form 10-K for the fiscal year ended December 31, 2011.
(7)	Incorporated by reference to Exhibit 10.1 to the Registration Statement on Form S-8 (File No. 333-169454) filed with the Commission on September 17, 2010.
(8)	Incorporated by reference to the identically numbered exhibit to the Registrant’s Form 10-KSB for the fiscal year ended December 31, 2003.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

DIMECO, INC.

Dated: March 27, 2013		/s/ Gary C. Beilman
	By:	Gary C. Beilman
President and Chief Executive Officer
(Duly Authorized Representative)

Pursuant to the requirement of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on March 27, 2013 on behalf of the Registrant and in the capacities indicated.

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

